Form 10-K
period 2012-04-30
Bazaarvoice Inc
filed 2012-06-11
CIK 1330421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-35433

Bazaarvoice, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2908277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3900 N. Capital of Texas Highway, Suite 300

Austin, Texas 78746-3211

(512) 551-6000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing price of the registrant’s Common Stock on February 29, 2012, the closing date of the registrant’s initial public offering, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was approximately $481.6 million on May 31, 2012.

As of May 31, 2012, 58,586,529 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:

Certain portions, as expressly described in this Annual Report on Form 10-K, of the registrant’s Proxy Statement for the 2012 Annual Meeting of the Stockholders, to be filed within 120 days of April 30, 2012, are incorporated by reference into Part III, Items 10-14.

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, particularly in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors” and Part 2, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. All statements other than statements of historical fact could be deemed forward-looking, including, but not limited to:

•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;

•	our ability to increase engagement of our solutions by our clients, partners and professional organizations;

•	our ability to maintain an adequate rate of revenue growth;

•	the effects of increased competition in our market;

•	our ability to effectively manage our growth;

•	our ability to retain our existing clients and subsequently grow our relationships with existing clients;

•	our ability to successfully enter new markets and manage our international expansion;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	our ability to successfully integrate acquisitions of business and technologies;

•	costs associated with defending intellectual property infringement and other claims;

•	the attraction and retention of qualified employees and key personnel; and

•	other risk factors included under “Risk Factors” in this Annual Report on Form 10-K.

For a discussion of factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on risk factors that appear in Part I, Item 1A: “Risk Factors” of this Annual Report on Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission, or SEC. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

This Annual Report on Form 10-K contains estimates and other information concerning the industries in which we operate, including market size and growth rates, which are based on publications, surveys and forecasts, including those generated by Cisco Systems, Inc., ESOMAR B.V., Forrester Research, Inc., Fortune, Interbrand, Internet Retailer, MAGNAGLOBAL, comScore, Inc., Shop.org, PJL Digital (d/b/a Social Shopping Labs), and The Nielsen Company as well as internal research. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to these estimates. The industry in which we operate is subject to a high degree of uncertainty and risk due to variety of factors, including those described in the section of this prospectus titled “Risk Factors.” These and other factors could cause results to differ materially from those expressed in these publications, surveys and forecasts.

PART I

Item 1.	Business

Overview

We are a leading provider of social commerce solutions that help our clients capture, display and analyze online word of mouth, including consumer-generated ratings and reviews, questions and answers, stories, recommendations, photographs, videos and other content about our clients’ brands, products or services. Bazaarvoice, which literally means “voice of the marketplace,” was founded on the premise that online word of mouth is critical to consumers and businesses because of its influence on purchasing decisions, both online and offline. We enable our clients to place consumers at the center of their business strategies by helping consumers generate and share sentiment, preferences and other content about brands, products or services. Through our technology platforms, our clients leverage online word of mouth to increase sales, acquire new customers, improve marketing effectiveness, enhance consumer engagement across channels, increase success of new product launches, improve existing products and services, effectively scale customer support and decrease product returns.

Word of mouth influences consumers’ decisions to purchase products and services. Consumers often trust and rely on what other consumers say about a brand, product or service more than traditional advertising, particularly if they consider the content to be authentic and credible. The proliferation of social networks, wikis, blogs and videos has given rise to the social web—a new era of Internet-enabled social interaction. The emergence of consumer interaction through the social web has significantly increased the volume and availability of online word of mouth about products and services. This online social interaction is proving to have a significant and growing influence on both online and offline commerce. The rapid adoption of Internet-enabled mobile devices is further amplifying the impact of online word of mouth by making this content even easier, more convenient and faster to generate and access. As a result, there has been a paradigm shift in marketing as traditional methods are being disrupted and businesses are now seeking solutions that embrace online word of mouth to more effectively engage and influence consumers.

Our solutions, which are primarily provided via a Software-as-a-Service, or SaaS, platform, enable clients to:

•	capture and display online word of mouth;

•	engage consumers directly by answering product- or service-related questions;

•	analyze feedback and uncover critical insights from online word of mouth; and

•	distribute content among retail and other brand websites both within and outside our network, which we refer to as syndication.

Our business model focuses on maximizing the lifetime value of a client relationship. We make significant investments in acquiring new clients and believe that we will be able to achieve a favorable return on these investments by growing our relationships over time and ensuring that we have a high level of client retention. As of April 30, 2012, we served 790 active clients, including clients in the retail, consumer products, travel and leisure, technology, telecommunications, financial services, healthcare and automotive industries. We define an active client as an organization that has implemented one or more of our solutions and from which we are currently recognizing revenue, and we count organizations that are closely related as one client, even if they have signed separate contractual agreements with us for different brands or different solutions. As of April 30, 2012, we served seven of the ten most valuable U.S. retail brands according to Interbrand’s 2012 Best Retail Brands study published in March 2012, 163 of the 2012 Internet Retailer 500 and 96 of the 2012 Fortune 500 companies, including 32 of the top 100 of the Fortune 500. For the year ended April 30, 2012, we served over 125.4 billion impressions and have served over 330.2 billion total impressions since our inception in May 2005. We define an impression as an instance of online word of mouth delivered to an end user’s web browser. We sell our solutions through a direct sales team located globally in the markets we serve, including the United States, the United Kingdom, Australia, France, Germany and Sweden.

In fiscal years 2010, 2011 and 2012 we generated revenue of $38.6 million, $64.5 million and $106.1 million, respectively. In fiscal years 2010, 2011 and 2012, we generated 25.2%, 24.9% and 25.1% of our revenue, respectively, from outside of the United States.

As previously announced in our Form 8-K filed with the Securities and Exchange Commission on May 24, 2012, we have entered into a definitive agreement to acquire PowerReviews, Inc., or PowerReviews, a provider of social commerce solutions based in San Francisco, California. PowerReviews’ solutions are offered through two platforms—a network platform that is similar to our Conversations platform and an express platform that provides certain ratings and reviews solutions as a turn-key offering. Based on our closing share price at May 23, 2012, the consideration for this transaction is expected to total approximately $151.9 million, including the issuance of approximately 6.4 million shares of our common stock and assumption of vested and unvested options to purchase the common stock of PowerReviews equivalent to options to purchase 1.6 million shares of our common stock, but excluding the potential cash proceeds that may arise from the exercise of these assumed options. We expect that the cash portion of the purchase price will be primarily funded using proceeds from our initial public offering. The aggregate purchase price for this transaction is subject to adjustment based on our review of PowerReviews’ financial condition as of the closing.

We originally incorporated in the State of Delaware in May 2005. Our principal executive offices are located at 3900 N. Capital of Texas Highway, Suite 300, Austin, Texas 78746-3211, and our telephone number is (512) 551-6000. Our corporate website address is www.bazaarvoice.com. We do not incorporate the information contained on, or accessible through, our website into this Annual Report on Form 10-K. We completed our initial public offering in February 2012 and our common stock is listed on the Nasdaq Global Market under the symbol “BV”. Unless the context requires otherwise, the words “Bazaarvoice”, “Company”, “we,” “us,” and “our” refer to Bazaarvoice, Inc. and its wholly owned subsidiaries.

Bazaarvoice®, BrandAnswers®, BrandVoice® and b:TM are trademarks or logos appearing in this Annual Report on Form 10-K owned by Bazaarvoice, Inc. or one of our subsidiaries. All other trademarks, service marks and trade names appearing in this document are the property of their respective owners.

Industry Overview

We believe word of mouth influences consumers’ decisions to purchase products or services. Consumers often trust and rely on what others have to say about brands, products or services, particularly if they consider the content authentic and credible. In contrast, consumers often consider what businesses say about their own brands, products and services to be biased and less reliable.

Online social interaction via the social web is transforming the Internet and enabling unprecedented sharing of word of mouth among consumers, allowing them to influence the opinions and decisions of others with speed, ease and scale. The increased volume and availability of online word of mouth has created digitally archived and easily searchable databases of word of mouth about brands, products and services. Businesses recognize the importance of these online social interactions and are realizing that they must be actively engaged in the social web to effectively market their products and services.

Consumers are turning to online word of mouth to research products and services prior to making purchases, both online and offline. In 2012, Forrester Research, Inc. reported that U.S. web-influenced retail sales exceeded $1 trillion in 2010 and that by 2016 an estimated 52.3% of total online and offline retail sales will be influenced by Internet content, which includes online ratings and reviews. The rapid adoption of Internet-enabled mobile devices is further amplifying the impact of online word of mouth by making this content even easier, more convenient and faster to generate and access.

The combination of the Internet, the social web and the proliferation of online word of mouth has created a marketing paradigm shift by giving consumers a new and easier way to directly connect with one another and with brands. This trend is disrupting traditional marketing methods, creating the need for a technology platform to complement companies’ marketing approaches in the following ways:

•

Increasing consumer engagement. Traditional brand marketing methods are generally oriented to raising brand awareness and influencing the consumer purchase decision. However, the advent of the social web has created new opportunities for brands to directly engage consumers through their websites and across social networks, not only pre-purchase and at the point of sale to increase conversion, but also post-purchase to provide brands with valuable insights to improve the consumer experience.

•

Enhancing authenticity. Consumers often question the reliability of a brand’s description of its own product. According to a June 2011 report by The Nielsen Company, a leading consumer research firm, when making purchase decisions, consumers often trust recommendations from people they know, as well as reviews posted by unknown consumers online, more than they do advertisements on television, on the radio, in print, or in other traditional media. As a result, brands are striving to create active online communities that foster word of mouth about their products and services.

•

Increasing relevance. Most traditional marketing campaigns are designed to appeal to a wide audience and therefore often lack the relevance that both marketers and consumers desire. The emergence of the social web allows brands to reach targeted networks of consumers and helps consumers connect with people similar to them or in similar situations.

•

Changing marketing content. Traditional marketing methods depend on internally developed or agency-developed creative content for their marketing campaigns. Brands can now easily leverage online word of mouth to utilize as content for their traditional marketing vehicles, such as email campaigns, online banners, mobile applications, print campaigns, in-store signage and even packaging.

•

Improving speed and quality of consumer feedback. Traditional market research methods can be time-consuming and costly to implement. As a result, brand marketers are turning to online word of mouth as a timely and cost-effective way to gain insights into consumer behavior and preferences.

•

Developing more valuable insights. Traditional marketing methods have limited ability to capture and efficiently derive insights from online word of mouth. Data derived from online word of mouth can provide deeper and different insights into consumer behavior and preferences than are generally possible via traditional marketing and consumer market research methods.

Our Market Opportunity

We believe that we have captured and can continue to capture a portion of the dollars spent on offline and online advertising, e-commerce services and market research:

•

According to a 2011 forecast by MAGNAGLOBAL, a division of IPG’s Mediabrands, the worldwide advertising market is estimated to reach $449 billion in 2012. A 2011 MAGNAGLOBAL report projects the market to grow to over $600 billion by 2016.

•	The worldwide market for market research was estimated to be $31.2 billion in 2010, according to a 2011 report by ESOMAR, B.V.

As online audiences have shifted toward increased social interaction, brands are expanding their advertising spend to target consumers engaged in online social interaction. According to a Q3 2011 report from The Nielsen Company, Americans spent approximately 33% of their online time communicating and networking across blogs, personal email, instant messaging and social networks. The ability to personalize content and marketing messages using a consumer’s online profile and social behavior are new capabilities that brands can leverage. Given the broad reach of our network and the important impact that our social commerce solutions have on consumer purchasing behavior, we believe that we are competitively positioned to capture a share of the growing social media marketing spend.

Our clients include companies from the retail, consumer products, travel and leisure, technology, telecommunications, financial services, healthcare and automotive industries. We estimate there are over 10,000 companies in the sectors we serve worldwide with annual revenue of at least $50 million, many of which can benefit from our platforms and solutions. In addition, several of these companies have multiple brands, which we consider incremental additions to our market opportunity.

Our Competitive Strengths

We believe that the following competitive strengths differentiate us from our competitors and serve as barriers to entry:

Market leadership with robust SaaS solutions.

We are a leading provider of social commerce solutions and the leading provider of online ratings and reviews. Our Conversations platform has been developed in collaboration with our clients since our inception, and we believe our platforms offer a proven and robust feature set to meet our clients’ needs. The key capabilities of our Conversations platform include Ratings & reviews, Questions & answers, Campaigns, and Applications for Facebook. In addition, we have been able to reliably scale our Conversations platform over time. For example, the number of impressions served by our Conversations platform increased from 1.8 billion per month in April 2008 to 10.8 billion per month in April 2012. During this same period, the number of our active clients increased from 122 to 790. Our Conversations platform is reliable with average uptime of over 99.9% over the five-year period ended April 30, 2012.

We offer our solutions to our Conversations clients as a SaaS platform, which reduces implementation time and costs for our clients and requires limited involvement from our clients’ technical teams as compared to internally developed solutions. In addition, as a result of this model, our clients have a low total cost of ownership because they do not have to purchase hardware or add IT staff to implement and maintain our Conversations platform. We host a highly scalable Conversations platform with a single version of the code in production that is updated continuously, with multiple software releases per year that can be quickly rolled out to provide new and innovative features to our existing clients.

Powerful network effects that connect our clients and their consumers.

As of April 30, 2012, we served 163 of the 2012 Internet Retailer 500. As of April 30, 2012, we served seven of the ten most valuable U.S. retail brands according to Interbrand’s 2012 Best Retail Brands study published in March 2012, as well as 96 of the 2012 Fortune 500 companies, including 32 of the top 100 of the Fortune 500. For the year ended April 30, 2012, we served over 125.4 billion impressions and we have served over 330.2 billion total impressions since our inception in May 2005. Consumers also benefit by having access to a greater volume and variety of online word of mouth when they visit our clients’ websites. As the amount of data that is collected and managed on our platform increases, our clients will have access to a greater amount of relevant and authentic online word of mouth, and our analytics capabilities will provide more meaningful insights to our clients.

Through our Conversations platform, we offer syndication capabilities through our BrandVoice and BrandAnswers solutions, enabling brands to distribute ratings and reviews and other online word of mouth among retail and other brand websites within our network, as well as websites outside our network. Our ability to syndicate content across a wide array of websites attracts brands to our network. The multitude and variety of our clients’ brands attracts retailers to our network because we are able to provide them with access to more online word of mouth than they can collect on their own. As a result, we believe that we benefit from powerful network effects that differentiate us from our competitors.

Analytics capabilities that leverage structured data across our network.

Our platform’s analytics capabilities allow brands to derive powerful and timely insights about consumer sentiment. These capabilities are enhanced by our efforts to structure data, including the structured mapping of products and the attachment of meta-data tags in connection with our content moderation process. Our analytics solutions allow our clients to more easily recognize shifts in consumer sentiment, identify product issues and inform consumer-centric decisions, which can increase sales and consumer satisfaction. As the volume and variety of data across our network grows, and as we continue to develop more comprehensive analytics capabilities, we believe that the value we provide to our clients will increase.

Unique content moderation capabilities that preserve authenticity and ensure brand protection.

We use trained and experienced professionals to moderate online word of mouth captured by our enterprise clients 24/7/365, providing active support for 27 languages and multiple dialects and the capacity to support additional languages. We believe content moderation increases brand and consumer trust in reviews, improves client data quality and helps preserve the authenticity of online word of mouth. We are committed to representing both the positive and negative experiences of consumers. Accordingly, our content moderators do not remove negative reviews or edit consumer contributions. However, we do filter them for irrelevant, obscene or illegal material to ensure our clients’ valuable brands are protected. Our content moderators also assist in attaching pre-defined labels, or meta-tags, to categorize online word of mouth, such as shipping complaints, liability concerns, inaccurate product descriptions and product suggestions. We believe our content moderators are able to glean the connotations, sentiment, and context of a review, story, question or answer more accurately than is currently achievable with analytics software alone. In parallel, our proprietary technology, workflows and best practices significantly increase the productivity of our content moderators, allowing us to efficiently moderate content while ensuring a high level of quality in a time-efficient manner. We believe the breadth of our content moderation capabilities is unique in our industry and is critical to our clients’ ability to successfully utilize online word of mouth.

Differentiated client services capabilities that help our clients achieve measureable results.

Our Client Services team enables our clients to leverage our platform to maximize the impact of online word of mouth and consumer engagement to achieve measurable results not only through technical services but by coaching our clients on best practices to drive review volume and to leverage online word of mouth throughout their businesses. We employ a consultative approach to gain an intimate understanding of a client’s business objectives. Our Client Success Directors serve as social commerce advisors to our clients, teaching them ways to use our platform to maximize their business objectives and measure the effectiveness of their efforts. We work with our clients to integrate online word of mouth into key business processes, such as business analytics, product design and research and development, marketing, sales and client service. Our Client Success Directors also provide ongoing education and guidance, helping our clients navigate the rapidly evolving market for social commerce solutions.

A corporate culture that drives performance.

We regard our culture as a key differentiator and performance driver, and we have held this view since our inception. Our corporate culture is defined by the following core values: passion, performance, innovation, openness, teamwork, respect and generosity. Our management team is committed to maintaining and improving our culture even as we grow rapidly. We believe our culture gives us a competitive advantage in recruiting talent, driving innovation, enhancing productivity and improving client service. We foster our culture in numerous ways, including employee performance reviews, employee surveys rating and reviewing our culture, leadership training, numerous performance recognition programs and community building efforts. In recognition of our focus on culture, we were recognized by the Austin Business Journal as a “best place to work” in Austin, Texas in each year from 2007 through 2011 and by the Austin American-Statesman as the #1 mid-sized “top workplace” in Austin in 2010 and as the #3 large “top workplace” in Austin in 2011.

Our Growth Strategy

The following are key elements of our growth strategy:

Expand our direct sales force globally.

We can offer significant value to companies that aim to better understand consumers. We intend to expand our direct sales force globally, which we believe will improve our sales coverage and effectiveness and enable us to acquire new clients.

Increase brand penetration and sell new solutions to our existing clients.

We believe that we have a significant opportunity to build on relationships with existing clients, including some of the leading companies in the world. Many of our clients sell products through numerous distinct brands. We have the opportunity to expand our relationship with these clients by deploying our solutions for some or all of their other brands.

Most of our clients use only a subset of the solutions available in our platforms. We believe that we have a significant opportunity to sell other solutions delivered through our platform, as well as solutions we intend to release in the future.

Increase the volume and variety of data across our network and help clients derive greater consumer insights.

We plan to continue to aggregate an increasing volume and variety of online word of mouth and other relevant data across our network. In turn, consumers will have access to a greater amount of relevant online word of mouth to inform their purchase decisions. We plan to enhance our clients’ ability to analyze the aggregated data by introducing new analytics capabilities to help our clients derive meaningful insights from consumer data across our network.

Further expand internationally and penetrate industry verticals.

While we have already established operations in the United Kingdom, Australia, France, Germany and Sweden, we intend to leverage this experience by expanding our sales and client service operations and further developing the Bazaarvoice brand. We are deepening our presence in Europe and are assessing operations in the Asia-Pacific and Latin America regions. Moreover, we plan to further penetrate our current industry verticals and to continue developing and marketing our unique solutions for additional verticals. We believe companies in various verticals can benefit from utilizing our platform to better understand consumers.

Continue to broaden our platform’s capabilities through innovation.

We view investments in research and development to be an integral part of our strategy. Our research and development efforts are principally focused on improving our software architecture to make our development efforts more efficient and cost-effective and adding new solutions to our platform to enhance our value proposition to existing and prospective clients. We are also developing new solutions to leverage data that we and our clients collect and manage through our solutions and our network reach.

Pursue selective acquisitions and commercial relationships.

We intend to pursue selective acquisitions of complementary businesses and technologies that will enable us to acquire targeted product and technology capabilities, such as our proposed acquisition of PowerReviews, Inc., which we anticipate will be consummated in our first fiscal quarter of 2012. From time to time, we also may enter into commercial relationships with Internet and social media businesses if we believe this will benefit our clients. For example, we have worked with Google to enable our clients’ online word of mouth to be delivered through the Google search platform, including their mobile applications, and appear in a consumer’s Internet search results.

Our Platforms and Solutions

Bazaarvoice Conversations Platform

Our Conversations platform provides capabilities to capture, manage and display online word of mouth. Consumers interact with our solutions as they view or author consumer reviews, questions, photos, videos, long-format narratives and other forms of consumer-generated content. Content that is displayed by our Conversations platform is styled to match our clients’ brand, preserving important branding elements of our clients’ businesses.

Content collected and managed by our Conversations platform is used by our clients in a wide range of applications, including their online websites, mobile-optimized websites, mobile applications, social networks, in-store kiosks, physical in-store displays, printed flyers, email and other forms of online and offline media.

Key capabilities of our Conversations platform include:

•	Ratings & reviews. Allows our clients to capture, manage and display consumer reviews about their products and services on their websites and mobile-optimized websites.

•	Questions & answers. Allows our clients to facilitate question and answer conversations between consumers, or between consumers and brand representatives, on their websites.

•

Campaigns. Allows our clients to collect consumer testimonials about their products and services and display these stories on their websites. Our Campaigns capability is used in brand marketing initiatives where an in-depth story from a consumer, often accompanied by photos and sometimes videos, is used to create a strong emotional link between consumers and a brand.

•

Applications for Facebook. Enables consumers to read or write reviews, product questions, product answers, or stories on our clients’ pages on social networking websites and easily share this content with the people they influence the most—their social network friends or followers.

•

Third-party developer APIs. Provides third-party developers with tools to build products or extend our platform on behalf of our clients, which enables us to expand the use of our platform by leveraging applications built by third-party developers. For example, some agencies use our developer APIs to develop applications for our clients’ brands that allow consumers to read reviews via touchscreen displays while shopping in stores or via their mobile devices while traveling.

Bazaarvoice Connections Solutions

Our Conversations clients are connected through our SaaS platform to form a network. We offer network syndication and brand engagement solutions to facilitate the sharing of online word of mouth among our clients and to enable brands to directly interact with consumers on our retail clients’ websites.

•	BrandVoice. Enables brands to enter into distribution relationships allowing them to display review content on retail websites within our network, which we refer to as syndication.

•

BrandAnswers. Enables brands to interact directly with consumers on retail websites within our network to answer questions and provide suggestions on alternative products that may better meet that consumer’s needs. Brands gain visibility into all questions and answers about their products on retail websites that participate in our distribution relationships.

Bazaarvoice Analytics Solutions

Our Conversations platform includes our Intelligence solution, which is our enhanced analytics solution, and a Workbench Analytics solution, which provides analytics and self-service administration tools.

•

Intelligence. Allows our clients to derive sophisticated market, consumer and product insights in a timely manner from the underlying data we collect on their behalf through our platform. Intelligence enables our clients to analyze structured and unstructured online word of mouth and to correlate this content with consumer profiles and demographic information.

•

Workbench Analytics. Provides basic analytics capabilities that allow our clients to generate reports highlighting simple ratings trends, text analysis and product and service issue identification. Workbench also allows clients to perform self-service administration.

Bazaarvoice Media Solutions

Our Media solutions create connections between consumers by inserting their authentic opinions into advertising campaigns, creating ads that are trusted, relevant and targeted. Our API maps our clients’ ad targets to our contributor data, and dynamically serves the most relevant opinions for each consumer.

Our Clients

We define an active client as an organization that has implemented one or more of our solutions and from which we are currently recognizing revenue, and we count organizations that are closely related as one client, even if they have signed separate contractual agreements with us for different brands or different solutions. Our business model focuses on maximizing the lifetime value of a client relationship. We make significant investments in acquiring new clients and believe that we will be able to achieve a favorable return on these investments by growing our relationships over time and ensuring that we have a high level of client retention.

As of April 30, 2012, we served 790 active clients, including clients in the retail, consumer products, travel and leisure, technology, telecommunications, financial services, healthcare and automotive industries. As of April 30, 2012, we served seven of the ten most valuable U.S. retail brands according to Interbrand’s 2012 Best Retail Brands study published in March 2012, 163 of the 2012 Internet Retailer 500 and 96 of the 2012 Fortune 500 companies, including 32 of the top 100 of the Fortune 500. In fiscal year 2012, our active client retention rate was 89.0%. We are committed to developing long-term client relationships. In each of fiscal years 2010, 2011 and 2012, no one client represented more than 10.0% of our revenue for that year.

We believe that the proposed acquisition of PowerReviews, Inc., which was announced on the Form 8-K filed with the Securities and Exchange Commission on May 24, 2012, will represent a material increase in the number of clients we serve.

Sales and Marketing

We sell our solutions through our direct sales team located globally in the markets we serve. Our sales strategy is a vertically focused, geographically distributed and direct model that is designed to tailor our social commerce solutions to the specific needs of the industry verticals we serve.

Our sales cycle can vary substantially from client to client but typically requires three to 12 months. In addition to new client sales, our sales directors are also focused on selling additional solutions to our existing clients.

Our marketing efforts are intended to support lead generation, provide sales support, penetrate new and rapidly expanding markets and build our corporate brand. Our marketing efforts include:

•	participation in, and sponsorship of, user conferences, trade shows and industry events;

•	online marketing activities, including advertising, search engine marketing, search engine optimization, webinars, email campaigns and our Bazaarvoice Social Commerce Blog (or Bazaarblog);

•	informational resources development to educate prospective clients on social initiatives, including white papers, client case studies and in-person demonstrations;

•	sales resources development; and

•	industry partnership and business development programs.

We also host Annual Social Commerce Summits, one in the United States and one in Europe. These Summits are our showcase events where current and prospective clients, along with social strategists, meet to share insights into the industry and results from social initiatives. The events feature a variety of speakers, typically executives from client organizations, training and solutions demonstrations and sharing of best practices, and are designed to increase product adoption and satisfaction and to sign new clients. In addition, we host a number of regional user groups.

Client Services

Our Client Services team is responsible for managing all client activity after the sale. With locations in the markets we serve, our Client Services team is divided into five key functional areas:

•	execution and design, consisting of implementation project managers, implementation engineers and user interface designers who are responsible for technical integration and styling of our solutions;

•

client success, consisting of dedicated client success directors who provide social thought leadership in the development and execution of strategic success plans for our clients and provide renewal and add-on sales support;

•	content services, consisting of content moderators who process content and perform meta-tagging;

•

technical support, consisting of our support professionals who provide technical support services to deliver new production releases, resolve client questions and issues, respond to change requests and address other matters as they arise; and

•	social analytics, consisting of analytics professionals who employ analytics to measure the value of our solutions and extract business insights from the data we collect on behalf of our clients.

Our enterprise license agreements with our clients include maintenance, support and software updates during the term of the agreement. However, under these license agreements, major functional updates or enhancements may, in our discretion, be considered new solutions that will be made available to our clients at an additional charge.

Research and Development

Our research and development team is responsible for the design, development, maintenance and operation of our technology solutions. Our research and development process emphasizes frequent, iterative and incremental development cycles, enabling us to incorporate client feedback while maintaining a high standard of quality. Within the research and development team, we have several highly aligned, independent sub-teams that focus on particular capabilities of our solutions. Each of these sub-teams includes product managers, designers, developers and quality assurance specialists responsible for the initial and ongoing development of their solution capability. In addition, the research and development team includes our production operations team, which is responsible for platform uptime.

We believe that continued investment in research and development is critical to the future success of our business. Historically, we have made substantial investments in research and development, and we plan to continue doing so in order to further differentiate ourselves from our competitors. In addition, we augment our full-time research and development staff with offshore third-party contractors located in the Ukraine and Costa Rica.

Competition

The market for social commerce solutions is highly competitive. The competitive dynamics of our market are unpredictable because it is at an early stage of development, rapidly evolving, fragmented and subject to potential disruption by new technological innovations.

We believe the principal competitive factors in our market include the following:

•	product breadth and functionality;

•	scope, quality and breadth of client base;

•	amount and quality of content;

•	service;

•	price;

•	reputation; and

•	operating model efficiency.

We believe that we compete favorably on the factors described above. We compete primarily against traditional marketing and advertising programs. Many businesses remain hesitant to embrace social commerce solutions, such as ratings and reviews, driven by their reluctance to display negative reviews about their brands, products or services or about other brands displayed on their websites. Additionally, some businesses have developed, or may develop in the future, social commerce solutions internally. These businesses may consider their internal solutions adequate, even if our solutions are superior.

We have several direct and indirect competitors that provide third-party social commerce solutions, including companies like Revieworld Ltd and PowerReviews, Inc. (which we have entered into an agreement to acquire). Additionally, we face potential competition from participants in adjacent markets that may enter our markets by leveraging related technologies and partnering with other companies.

We may also face competition from companies entering our market, including large Internet companies like Google, Inc. and Facebook, Inc., which could expand their platforms or acquire a competitor. While these companies do not currently focus on our market, they have significantly greater financial resources and, in the case of Google, a longer operating history. They may be able to devote greater resources to the development and improvement of their services than we can and, as a result, may be able to respond more quickly to technological changes and clients’ changing needs.

Moreover, because our market is changing rapidly, it is possible that new entrants, especially those with substantial resources or more efficient operating models, more rapid product development cycles or lower marketing costs, could introduce new solutions that disrupt the manner in which businesses use online word of mouth and engage with consumers online to address the needs of our clients and potential clients.

We cannot be certain that these competitors, both current and potential, will not offer or develop services that are considered superior to ours or, that services other than ours will attain greater market acceptance.

Our Culture

We regard our culture as a key differentiator and performance driver, and we have held this view since our inception. We believe our culture gives us a competitive advantage in recruiting talent, driving innovation, enhancing productivity and improving client service. Our core values connect us to our purpose and guide many of our most important business decisions, particularly those involving our most strategic asset of all, our people. As an organization, we strive to embody the following core values:

•	Passion: We excite with possibilities. We celebrate success. We love what we do.

•	Performance: We act with purpose. We are decisive. We exceed expectations.

•	Innovation: We believe there is power in change. We have the courage to act. We lead.

•	Openness: We listen. We seek the truth. We act with authenticity.

•	Teamwork: We play to one another’s strengths. We trust each other. We are stronger and smarter together.

•	Respect: We are a company of equals. We value difference. We are people first; roles second.

•	Generosity: We share. We give without expectations. We are connected to our community.

We regularly debate culture as a management team, striving to refine our culture and integrate new ideas as we rapidly grow. One way we do this is through our Cultural Ambassadors program, which enables small groups of employees to visit top-rated companies and learn from their approaches to building high-performance and sustainable cultures.

Our culture is an extension of our purpose and is manifested in our core values. By design, our purpose is broad and audacious: “Changing the world, one authentic conversation at a time.” We are energized by the opportunity to transform entire industries through the power of online word of mouth and consumer-driven market insights. We are passionate about the role we can collectively play in driving this transformation across the private and public sectors.

As a reflection of the importance of our core values, we ask our employees to participate in a management feedback survey to rate and review managers, including our CEO and all corporate officers, on how well we live and demonstrate our values. This survey provides critical input during our performance review process. We currently conduct reviews for all employees, including managers and corporate officers, on a biannual basis, ensuring that we improve and evolve as rapidly as our growing business requires.

Competition for talent is intense, and a candidate’s view of the potential employer’s culture is often, in our experience, the deciding factor for many candidates. However, in addition to promoting our culture, we rigorously evaluate each candidate on whether they will enhance our culture. In particular, we test for passion by requiring most candidates to complete a job-specific test, which often requires the candidates to prepare and give a presentation. This exercise requires a significant investment of time and energy and is highly effective in identifying team members with high potential.

We foster our culture in a variety of ways, including:

•	our annual climate survey, which anonymously surveys all employees on the state of our culture;

•	our six-month leadership training program, custom built around our core values;

•	our top-performer equity awards for those that are nominated by fellow employees as defining our culture and core values;

•	our genius grant equity award for employees that demonstrate incredible ingenuity and initiative to solve business challenges;

•	our trust-based vacation policy, which enables any employee, regardless of tenure, to take vacation as needed;

•

our scavenger hunt, which all new employees, regardless of level, complete during their first week on the job, exposing them to all key functions and jobs in our company and important parts of our history;

•	our quarterly science fair, which encourages friendly competition and highlights our core value of innovation; and

•	The Bazaarvoice Foundation, which three non-executive employees of the company have created to serve our communities by focusing primarily on education.

Technology Infrastructure & Operations

We have invested extensively in developing our proprietary technology infrastructure to support the growth of our business. Our proprietary technology infrastructure includes data center, cloud computing and network management, a secure centralized source control management system and proprietary data analytics.

Maintaining the integrity and security of our technology infrastructure is critical to our ability to provide online word of mouth, and we have a dedicated security team that promotes industry best practices and drives compliance with data security standards. We use encryption technologies and certificates for secure transmission of personal information between consumers and our solutions.

Our technology infrastructure has the ability to handle sudden bursts of activity for users over a short period of time with high levels of performance and reliability. We operate at a scale that routinely delivers more than 330 million content impressions per day. We estimate that our clients listed in the Internet Retailer Top 500 Guide as of April 30, 2012 in aggregate experienced an average of 1.6 billion monthly visits to their websites in 2011.

Key elements of our technology infrastructure are described below.

•

Scalable Infrastructure. Our physical network infrastructure utilizes multiple hosted data centers linked with a high speed virtual private network. We utilize commodity hardware, and our architecture is designed for high availability and fault tolerance while accommodating the demands of our service utilization.

•	Cloud Computing Innovation. We have developed our architecture to work effectively in a flexible cloud environment that has a high degree of automated elasticity.

We believe that our technology infrastructure is a competitive advantage, and we will continue to innovate and optimize our infrastructure to extend our technology leadership.

Intellectual Property

Our intellectual property includes our patent applications, registered and unregistered trademarks and registered domain names. We believe that our intellectual property is an essential asset of our business and that our technology infrastructure currently gives us a competitive advantage. We rely on a combination of trademark, copyright and trade secret laws in the United States and the European Union, as well as contractual provisions, to protect our proprietary technology and assets. We currently have trademarks registered in the United States for our name and certain of the words and phrases that we use in our business. We also rely on copyright laws to protect software relating to our websites and our proprietary technologies, although we have not yet registered for copyright protection. We have registered numerous Internet domain names related to our business in order to protect our proprietary interests. As of April 30, 2012, we had no patents issued, thirteen pending U.S. non-provisional patent applications and five pending U.S. provisional applications filed. We also enter into confidentiality agreements with our employees and consultants and seek to control access to and distribution of our proprietary information in a commercially prudent manner.

The efforts we have taken to protect our intellectual property may not be sufficient or effective. Third parties may infringe upon or misappropriate our proprietary rights. Despite our efforts, other parties may copy or otherwise obtain and use the content of our websites without authorization. We may be unable to prevent competitors from acquiring domain names or trademarks that are similar to, infringe upon or diminish the value of our domain names, trademarks, service marks and our other proprietary rights. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our solutions. Failure to protect our proprietary rights adequately could significantly harm our competitive position and operating results.

In addition, we license third-party technologies that are incorporated into some elements of our solutions. Licenses of third-party technologies may not continue to be available to us at a commercially reasonable cost or at all.

Companies in the Internet and technology industries, and other patent, copyright and trademark holders own large numbers of patents, copyrights, trademarks and trade secrets and frequently threaten or enter into litigation based on claims of infringement or other violations of intellectual property rights. We have received in the past, and may receive in the future, notices that claim we have misappropriated or misused other parties’ intellectual property rights. There may be intellectual property rights held by others, including issued or pending patents, copyrights and trademarks, that cover significant aspects of our technologies, content, branding or business methods. Any intellectual property claim against us, regardless of merit, could be time-consuming and expensive to settle or litigate and could divert our management’s attention and other resources. These claims also could subject us to significant liability for damages and could result in our having to stop using technology, content, branding or business methods found to be in violation of another party’s rights. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, content, branding or business methods, which could require significant effort and expense and make us less competitive in the social commerce market. If we cannot license or develop technology, content, branding or business methods for any allegedly infringing aspect of our business, we may be unable to compete effectively.

Employees

At April 30, 2012, we had 840 employees, consisting of 640 full-time employees and 200 part-time employees who serve as content moderators. Of the 640 full-time employees, 238 are in client services, 161 employees are in sales and marketing, 159 are in research and development and 82 employees are in general and administrative. 536 of our full-time employees were based in the United States, and the majority of our employees work in offices in Austin, New York, London, Paris, Munich, Stockholm and Sydney. We consider our current relationship with our employees to be good. None of our employees is represented by a labor union or is a party to a collective bargaining agreement.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Note 15 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Available Information

Our internet website address is www.bazaarvoice.com. In addition to the information about us and our subsidiaries contained in this Annual Report on Form 10-K information about us can be found on our website including information on our corporate governance principles. Our website and information included in or linked to our website are not part of this Annual Report on Form 10-K.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC). The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov

Item 1A. Risk Factors

Risks Related to Our Business

We are an early stage company with a limited operating history, which makes it difficult to evaluate our current business and future prospects and may increase the risk of your investment.

We began our operations in May 2005. Our limited operating history may make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including challenges in forecasting accuracy, determining appropriate investments of our limited resources, market acceptance of our existing and future solutions, managing client implementations and developing new solutions. Our current operating model may require changes in order for us to achieve profitability and scale our operations efficiently. For example, we may need to enhance our software architecture to allow us to efficiently and cost effectively develop and implement new solutions, make our solutions easy to implement and download, ensure our marketing engine is designed to drive highly qualified leads cost effectively and implement changes in our sales model to improve the predictability of our sales and reduce our sales cycle. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer. You should consider our business and prospects in light of the risks and difficulties we face as an early-stage company.

We have a history of losses and we may not achieve or sustain profitability in the future.

We have incurred significant losses in each fiscal period since our inception in 2005. We experienced a net loss of $20.1 million and $24.3 million during fiscal year 2011 and 2012, respectively. At April 30, 2012, we had an accumulated deficit of $65.2 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire clients. Although we believe our recent announcement of our intention to acquire PowerReviews, Inc. represents an attractive opportunity to expand our business, expenses associated with the purchase and subsequent integration of PowerReviews, Inc. could further delay our profitability. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest to grow our business and acquire clients, develop our platform and develop new products and solutions. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new products and solutions could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our client base, we could also incur increased losses because costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. We cannot be certain that we will be able to attain or increase profitability on a client-by-client basis or on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

We operate in a new and unproven market for social commerce solutions. Our success depends upon the continued development of this market, and if the market does not develop as we expect, our business could be harmed.

We are focused on the market for social commerce solutions, which is new and unproven with little market research or data. It is uncertain whether the market in which we operate will continue to develop or if our solutions will achieve and sustain a level of demand and market acceptance sufficient for us to continue to generate revenue and achieve profitability. Due to our evolving business model, the uncertain size of our market and the unpredictability of future general economic and financial market conditions, we may not be able to forecast our growth rate accurately.

In particular, we believe our success will depend to a large extent on the willingness of brands to use online word of mouth in their marketing and advertising materials. Many of our potential clients remain hesitant to embrace our solutions, such as Ratings & Reviews, since they are uncomfortable displaying negative reviews about products or services offered on their websites. In addition, many brands may continue to devote significant portions of their marketing and advertising budgets to traditional, offline media or other types of online marketing or advertising initiatives that do not use online word of mouth. Some brands may be open to the idea of making online word of mouth available to consumers and yet may be unwilling or unable to implement third-party SaaS solutions similar to ours. We believe that the continued growth and acceptance of our solutions will depend on the perceived authenticity of online word of mouth and effectiveness of using online word of mouth to influence purchase decisions, both online and offline, and better understand consumer preferences regarding products and services. The existence of fraudulent reviews may call into question the authenticity of online word of mouth. We also depend on the continued growth of the social web and adoption of mobile devices, among other factors. If any of these factors are not realized, then the market for social commerce solutions may not develop as we expect, or it may develop more slowly than we expect, either of which would significantly harm our business and operating results.

The market in which we participate is fragmented, rapidly evolving and highly competitive, and we may be unable to compete successfully with our current or future competitors.

The market for social commerce solutions is highly competitive. The competitive dynamics of our market are unpredictable because it is at an early stage of development, rapidly evolving, fragmented and subject to potential disruption by new technological innovations.

Our main competition is from traditional marketing and advertising programs used by businesses that remain hesitant to embrace social commerce solutions such as Ratings & Reviews. Additionally, some businesses have developed, or may develop in the future, social commerce solutions internally. These businesses may consider their internal solutions adequate, even if our solutions are superior.

We have several direct and indirect competitors that provide third-party social commerce solutions, including companies like Revieworld Ltd and PowerReviews, Inc. (which we have entered into an agreement to acquire). Additionally, we face potential competition from participants in adjacent markets that may enter our markets by leveraging related technologies and partnering with other companies.

We may also face competition from companies entering our market, including large Internet companies like Google, Inc. and Facebook, Inc., which could expand their platforms or acquire a competitor. While these companies do not currently focus on our market, they have significantly greater financial resources and, in the case of Google, a longer operating history. They may be able to devote greater resources to the development and improvement of their services than we can and, as a result, they may be able to respond more quickly to technological changes and clients’ changing needs. Because our market is changing rapidly, it is possible that new entrants, especially those with substantial resources, more efficient operating models, more rapid product development cycles or lower marketing costs, could introduce new solutions that disrupt the manner in which businesses use online word of mouth and engage with consumers online to address the needs of our clients and potential clients. Our business and operating results could be harmed if any such disruption occurs.

We believe we compete primarily on the basis of product breadth and functionality, scope, quality and breadth of client base, amount and quality of content, service, price, reputation and the efficiency of our operating model. Our competitors or potential competitors may adopt certain aspects of our business model, which could reduce our ability to differentiate our solutions. As market dynamics change, or as new and existing competitors introduce more competitive pricing or new or disruptive technologies, or as clients develop internal solutions for their social commerce needs, we may be unable to renew our agreements with existing clients or attract new clients at the same price or based on the same pricing model as previously used. As a result, we may be required to change our pricing model, offer price incentives or reduce our prices in response to competitive pressures, which could harm our revenue, profitability and operating results. Moreover, many software vendors could bundle competitive products or services or offer them at a low price as part of a larger product sale. In addition, some competitors may offer software that addresses one or a limited number of strategic social commerce functions at lower prices or with greater depth than our solutions. As a result, our competitors might be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or client requirements. For all of these reasons, we may not be able to compete successfully against our current and future competitors.

Our quarterly financial results are subject to fluctuations; as a result, we could fail to meet or exceed expectations of analysts or investors, which could cause our stock price to decline.

Our revenue, expenses, operating results and cash flows have fluctuated from quarter to quarter in the past and are likely to continue to do so in the future. These fluctuations are due to, or may in the future result from, many factors, some of which are outside of our control, including:

•

the timing differences between when we incur sales commissions, implementation costs and other client acquisition costs associated with new solutions sales and when we generate revenue from these sales, particularly related to larger sales to new clients;

•

our ability to sell additional solutions to existing clients and to add new clients, in multiple regions around the world, particularly in the United States and Europe, which has fluctuated and is likely to continue to fluctuate, due to the effectiveness of our sales execution, economic conditions and other factors affecting our sales in each of these regions;

•	our ability, and the ability of our clients, to timely implement our solutions;

•	the amount, timing and effectiveness of our product development investments and related expenses and delays in generating revenue from these new solutions;

•	our ability to adjust our cost structure, particularly our personnel costs, in response to reductions in revenue;

•	the cyclical and discretionary nature of marketing spending, especially spending on social commerce solutions;

•	the amount and timing of operating expenses and capital expenditures related to the expansion of our operations and infrastructure and client acquisition;

•	our failure to achieve the growth rate that was anticipated by us in setting our operating and capital expense budgets;

•	active client retention rates, which have ranged on a year-to-year basis from 88.4% to 89.0% for the fiscal years 2010 through 2012;

•	the timing and success of new solutions, product and service offerings and pricing policies by us or our competitors or any other changes in the competitive dynamics of our industry;

•

the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill or intangible assets from acquired companies, including our proposed acquisition of PowerReviews, Inc.;

•	unforeseen litigation costs and related settlement costs, particularly those related to intellectual property infringement and our obligation to fulfill related client indemnification obligations;

•	changes in currency exchange rates and associated costs of hedging to manage foreign currency fluctuations; and

•

the adoption of new laws or regulations, or interpretations of existing laws or regulations, that restrict, or increase the costs of, providing social commerce solutions or using the Internet as a medium for communications and commerce.

We offer our solutions primarily through subscription agreements and generally recognize revenue ratably over the related subscription period, which is typically one year. As a result, revenue attributable to a contract signed in a particular quarter will not be fully and immediately recognized in the quarter that the contract is signed. Because we incur most costs associated with generating client contracts at the time of sale, we may not recognize revenue in the same period that we incur the related costs of sale. Timing differences of this nature could cause our margins and our operating income or losses to fluctuate significantly from quarter to quarter, and such fluctuations may be more pronounced in quarters in which we experience a change in the mix of new clients as a percentage of total clients.

Typically, a significant percentage of our bookings occur in the last few weeks of a quarter. Accordingly, a market disruption or other event outside of our control that occurred toward the end of a quarter could have a disproportionate impact on us and could cause us to substantially miss our forecasted results for that quarter.

Fluctuations in our quarterly operating results may lead analysts to change their long-term model for valuing our common stock, cause us to face short-term liquidity issues, impact our ability to retain or attract key personnel or cause other unanticipated issues, all of which could cause our stock price to decline. As a result of the potential variations in our quarterly revenue and operating results, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful, and the results of any one quarter should not be relied upon as an indication of future performance.

Our business depends substantially on renewing agreements with existing clients and selling additional solutions to them. Any decline in our client renewals or expansions would likely harm our future operating results, especially if we are unable to recognize sufficient revenue to offset related client acquisition costs prior to such termination or cancellation of our client agreements.

In order for us to improve our operating results, it is important that our clients renew their agreements with us when the initial term expires and also purchase additional solutions from us. We offer our solutions primarily through subscription agreements and generally recognize revenue ratably over the related subscription period, which is typically one year. Our clients have no renewal obligation after their initial term expires, and we cannot assure you that we will be able to renew agreements with our clients at the same or higher contract value. Moreover, under specific circumstances, our clients may have the right to cancel their agreements with us before they expire, for example, in the event of an uncured breach by us. Our largest 100 active customers during fiscal year 2012 represented 54.6% of our total revenue during that year. If our clients do not renew their agreements, renew on less favorable terms or fail to purchase additional solutions, our revenue may decline, and our operating results would likely be harmed.

For fiscal years 2010, 2011 and 2012, our active client retention rates on a year-to-year basis were 88.4%, 89.7%, and 89.0%, respectively. Our retention rates have declined in the past and may decline in the future due to a variety of factors, including:

•	the availability, price, performance and functionality of our solutions and competing products and services;

•	our ability to demonstrate to new clients the value of our solutions within the initial contract term, particularly if we are unable to introduce planned solutions innovation;

•	poor performance or discontinuation of our clients’ brands;

•	changes in our clients’ marketing or advertising strategies;

•	the timing and quality of ratings and reviews posted to our clients’ websites and the existence of negative reviews;

•	reductions in our clients’ spending levels;

•	consolidation in our client base;

•	the development by our clients of internal solutions for their social commerce needs; and

•	the effects of economic downturns and global economic conditions.

We incur most of our client acquisition costs at the time of sale. Depending upon the scope of the client’s needs, these costs can be significant. In certain cases, clients may have the right to terminate or cancel agreements with us if we fail to maintain service level requirements or we are otherwise in breach under the client agreements. If a client does not renew or cancels its agreement with us, we may not recognize sufficient revenue from that client prior to the termination or cancellation to offset the acquisition costs associated with that client. If the cost to acquire clients is greater than the revenue we generate over time from those clients, our business and operating results will be harmed.

In addition, our costs associated with maintaining and increasing revenue from existing clients may be lower than costs associated with generating revenue from new clients. Therefore, the loss of recurring revenue or a reduction in the rate of revenue increase from our existing clients, even if offset by an increase in revenue from new clients, could have a material adverse effect on our operating results.

We face risks associated with our planned acquisition of PowerReviews, Inc., and if we fail to integrate its business successfully, our operating results will be negatively affected.

In May 2012, we entered into a definitive agreement to acquire PowerReviews, Inc., or PowerReviews, a provider of social commerce solutions based in San Francisco, California. Since this is our first acquisition, we may not successfully evaluate or utilize the acquired products, technologies or personnel, or accurately forecast the financial impact of the acquisition, including accounting charges or the impact on our existing business. If we fail to complete the transaction or if we fail to successfully integrate the business and operations of PowerReviews, we may not realize the potential benefits of the acquisition. The integration of PowerReviews will be a time-consuming and expensive process and will require us to bear ongoing costs associated with maintaining and supporting the existing PowerReviews technology platform. We may lose key PowerReviews employees as a result of the acquisition, which would increase our challenges in supporting the acquired technology, or customers could cancel existing agreements or choose not to purchase additional solutions from us. If our integration effort is not successful or we cannot effectively manage the associated expense, we may not realize anticipated synergies or other benefits of the PowerReviews acquisition, or it may take longer to realize these benefits than we currently expect, either of which could materially harm our business or results of operations.

Our actual results may differ significantly from any guidance that we may issue in the future and the consensus expectations of research analysts.

From time to time, we may release earnings guidance or other forward-looking statements in our earnings releases, earnings conference calls or otherwise regarding our future performance that represent our management’s estimates as of the date of release. If given, this guidance will be based on forecasts prepared by our management. The principal reason that we may release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. Guidance is necessarily speculative in nature. The speculative nature of any guidance is further exacerbated by the rapidly evolving nature and uncertain size of the market for social commerce solutions, as well as the unpredictability of future general economic and financial conditions. As a result, some or all of the assumptions of any future guidance that we furnish may not materialize or may vary significantly from actual future results. Any failure to meet guidance or analysts’ expectations could have a material adverse effect on the trading price or volume of our stock.

If we cannot efficiently implement our solutions for clients, we may be delayed in generating revenue.

In general, implementation of our solutions may require lengthy and significant work. We generally incur sales and marketing expenses related to the commissions owed to our sales representatives and make upfront investments in technology and personnel to support the engagements before we begin recognizing revenue from client contracts. We do not control our clients’ implementation schedule. As a result, as we have experienced in the past, if our clients do not allocate internal resources necessary to meet their implementation responsibilities or if we face unanticipated implementation difficulties, the implementation may be delayed. Further, in the past, our implementation capacity has at times constrained our ability to successfully and timely implement our solutions for our clients, particularly during periods of high demand. If the client implementation process is not executed successfully or if execution is delayed, whether due to our clients’ or our capacity constraints, we could incur significant costs prior to generating revenue, and our relationships with some of our clients may be adversely affected. In addition, competitors with more efficient operating models with lower implementation costs could penetrate our client relationships.

Our management team has a limited history of working together and may not be able to execute our business plan.

Our management team has worked together for only a limited period of time and has a limited track record of executing our business plan as a team. Most of our executives, including our Chief Executive Officer, have limited or no experience in managing publicly traded companies or companies of our size. In addition, we have recently filled a number of positions in our senior management and finance and accounting staff. Accordingly, certain key personnel have only recently assumed the duties and responsibilities they are now performing, and it is difficult to predict whether our management team, individually and collectively, will be effective in operating our business.

Our growth could strain our personnel, technology and infrastructure resources, and if we are unable to effectively manage our growth, our operating results may suffer.

Since our inception, we have experienced rapid growth, which has increased the complexity of our operations. As our operations have expanded, we have grown from 70 employees at April 30, 2007 to 840 employees at April 30, 2012, consisting of 640 full-time employees and 200 part-time content moderators. We have increased the size of our client base from 32 active clients at April 30, 2007 to 790 active clients at April 30, 2012. The rapid growth and increasing complexity have demanded, and will continue to demand, substantial resources and attention from our management, most of whom have limited experience in managing a business of our size and complexity. We expect to continue to hire more employees in the future as we grow our business. To manage the expected growth of our operations and personnel and to support financial reporting requirements as a public company, we will need to continue to improve our operational, financial, technology and management controls and our reporting systems and procedures. Further, to accommodate our expected growth we must continually improve and maintain our technology, systems and network infrastructure. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Our inability to expand our personnel and operations in an efficient manner could result in difficulty in acquiring new clients or retaining existing clients, declines in quality or client satisfaction, increases in expenses relative to our revenue and challenges in developing and introducing new solutions, any of which could adversely affect our operating results.

Because we recognize revenue for our solutions ratably over the term of our client agreements, decreases in the revenue recognizable under contracts for new active clients will not be fully and immediately reflected in our operating results.

We offer our solutions primarily through subscription agreements and generally recognize revenue ratably over the related subscription period, which is typically one year. As a result, some portion of the revenue we report in each quarter is revenue from contracts entered into during prior quarters. Consequently, a decline in the revenue recognizable under contracts for new active clients signed in any quarter or a decline in the growth rate of revenue recognizable under contracts signed in any quarter will not be fully and immediately reflected in the revenue of that quarter and would negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure rapidly, or at all, to take account of this reduced revenue.

Our sales cycle can be long and unpredictable and require considerable time and expense, which may cause our operating results to fluctuate.

The sales cycle for our solutions, from initial contact with a potential client to contract execution and implementation, varies widely by client and solution. Some of our clients undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle, typically three to 12 months. We have no assurance that the substantial time and money spent on our sales efforts will produce any sales. If sales expected from a specific client for a particular quarter are not realized in that quarter or at all, our results could fall short of public expectations and our business, operating results and financial condition could be adversely affected.

The average sales price of our solutions may decrease, which may adversely affect our ability to achieve and maintain profitability.

The average sales price of our solutions may decline for a variety of reasons, including competitive pricing pressures in anticipation of the introduction of new solutions or technologies. In addition, because the market for our social commerce solutions is new and unproven and because our business model is evolving, we may not be able to achieve and sustain a level of demand and market acceptance sufficient for us to continue to maintain the current average sales price for our solutions. Furthermore, the composition of our clients may change in a manner that makes it more difficult to maintain such prices. Any failure to maintain our prices could have an adverse effect on our business, results of operations and financial condition.

Our business depends on retaining and attracting qualified management and operating personnel.

Our success depends in large part on our ability to retain and attract high-quality management and operating personnel. Our business plan was developed in large part by our executive officers, and its implementation requires their skills and knowledge. We do not maintain key person life insurance policies on any of our employees. We may not be able to offset the impact on our business of the loss of the services of one or more of our executive officers or key employees. Our business also requires skilled technical and sales personnel, who are in high demand and are often subject to competing offers. As we expand into new vertical and geographic markets, we will require personnel with expertise in these new areas. Competition for qualified employees is intense in our industry and particularly in Austin, Texas, where most of our employees are based. The loss of even a few qualified employees, or an inability to retain, attract, relocate and motivate additional highly skilled employees required for the planned expansion of our business, could harm our operating results and impair our ability to grow. To retain and attract key personnel, we use various measures, including an equity incentive program and incentive bonuses for executive officers and other key employees. These measures may not be sufficient to retain and attract the personnel we require to operate our business effectively. In addition, in making employment decisions, particularly in the software industry, job candidates often consider the value of the stock options they are to receive in connection with their employment. Significant volatility in the price of our stock may, therefore, adversely affect our ability to retain and attract key employees.

If we are unable to maintain or expand our direct sales and marketing capabilities, we may not be able to generate anticipated revenue.

We rely primarily on our direct sales force to sell our solutions. Our solutions require a sophisticated sales force. We currently plan to expand our sales team in order to increase revenue from new and existing clients and to further penetrate our existing markets and expand into new markets. We have hired new sales leaders to manage various sales operations. Our failure to execute on the new sales model or hire or retain qualified sales personnel may preclude us from expanding our business and generating anticipated revenue. Competition for qualified sales personnel is intense, and there can be no assurance that we will be able to retain our existing sales personnel or attract, integrate or retain sufficient highly qualified sales personnel. Many of the companies with which we compete for experienced personnel have greater resources than we have. If any of our sales representatives were to leave us and join one of our competitors, we may be unable to prevent such sales representatives from helping competitors to solicit business from our existing clients, which could adversely affect our revenue.

In addition, new sales hires require training and typically take several months to achieve productivity, if at all. For internal planning purposes, we assume that it will take significant time before a newly hired sales representative is fully trained and productive in selling our solutions. This amount of time may be longer for sales personnel focused on new geographies or new verticals. As a result, the cost of hiring and carrying new representatives cannot be offset by the revenue they produce for a significant period of time. Furthermore, because of the length of our sales training period, we often cannot determine if a sales representative will succeed until after he or she has been employed for several months or longer. If we experience high turnover in our sales force, or if we cannot reliably develop and grow our sales team, our revenue growth may be adversely affected.

If we are not able to successfully leverage data we and our clients collect and manage through our solutions, we may not be able to increase our revenue through our analytics and other data solutions.

Our ability to grow our revenue through analytics and other data solutions depends on our ability to successfully leverage data that we and our clients collect and manage through the use of our solutions. Our ability to successfully leverage such data, in turn, depends on our ability to collect and obtain rights to utilize such data in our solutions and to maintain and grow our network of clients. We currently employ cookies, which are small files of non-personalized information placed on an Internet user’s computer, on a limited basis, and we may implement them more broadly to collect information related to the user, such as the user’s Internet Protocol, or IP, address, demographic information and history of the user’s interactions with our clients. If we are unable to effectively introduce cookies more broadly, our ability to collect such data could be impaired.

Additionally, our ability to both collect and utilize data may be affected by a number of factors outside of our control, including increased government regulation of the collection of information concerning consumer behavior on the Internet and the increased use of features that allow website visitors to modify their settings to prevent or delete cookies and to sweep all cookies from their computers. Further, we currently do not own the data collected through the use of our solutions but currently license the data from our clients for limited aggregation purposes. If we are not able to obtain sufficient rights to the data, we may not be able to utilize it in our solutions. Finally, in order to obtain the critical mass of data necessary for our analytics and other data solutions to have value for our clients, we will need to maintain and grow our client base. Currently, a substantial amount of the data to which we have access is collected by a small number of our clients. Consequently, the loss of a single client could have a disproportionate impact on the data that is available to us. Any of these limitations on our ability to successfully leverage data could have a material adverse effect on our ability to increase our revenue through analytics and other data solutions and could harm our future operating results.

We derive a substantial portion of our revenue from a limited number of our solutions. If we are unable to maintain demand for these solutions or diversify our revenue sources by successfully developing and introducing new or enhanced solutions, we could lose existing clients or fail to attract new clients and our business could be harmed.

Ratings & Reviews was our first social commerce solution and still remains the core element of our technology platform today. If we are unable to continue developing enhanced features for this solution to maintain demand or to diversify our revenue base by increasing demand for our other solutions and successfully developing and introducing new solutions either by internal development or acquisition, our operating results could be negatively impacted. We are currently modifying our software architecture to be able to develop and implement new solutions more efficiently and cost effectively. We are also currently investing significant amounts in research and development in connection with our efforts to leverage data that we and our clients collect and manage through the use of our solutions. Improving our architecture and developing and delivering new or upgraded solutions may require us to make substantial investments, and we have no assurance that such new or upgraded architecture solutions will generate sufficient revenue to offset their costs. If we are unable to efficiently develop, license or acquire such new or upgraded solutions on a timely and cost-effective basis, or if such solutions are not effectively brought to market, are not appropriately timed with market opportunity or do not achieve market acceptance, we could lose existing clients or fail to attract new clients, and our business and operating results could be materially adversely affected.

In addition, we must continuously modify and enhance our solutions to keep pace with rapid changes in the social web and Internet-related hardware, software communication, browser, database and social commerce technologies. If we are unable to respond in a timely and cost-effective manner to rapid technological developments, our solutions could become less marketable and less competitive or become obsolete, and our operating results could be negatively affected.

Our long-term success depends, in part, on our ability to maintain and expand our operations outside of the United States and, as a result, our business is susceptible to risks associated with international operations.

As our operations have expanded, we have established and currently maintain offices in the United States, the United Kingdom, Australia, France, Germany and Sweden. We have limited experience in operating in foreign jurisdictions outside the United States and are making significant investments to build our international operations. Managing a global organization is difficult, time-consuming and expensive, and any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to risks, including the following:

•	the cost and resources required to localize our solutions;

•	competition with companies that understand the local market better than we do or who have pre-existing relationships with potential clients in those markets;

•	legal uncertainty regarding the application of unique local laws to social commerce solutions or a lack of clear precedent of applicable law;

•	lack of familiarity with and the burden of complying with a wide variety of other foreign laws, legal standards and foreign regulatory requirements, which are subject to unexpected changes;

•	difficulties in managing and staffing international operations;

•	fluctuations in currency exchange rates;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

•	increased financial accounting and reporting burdens and complexities and difficulties in implementing and maintaining adequate internal controls;

•	political, social and economic instability abroad, terrorist attacks and security concerns in general;

•	reduced or varied protection for intellectual property rights in some countries; and

•	higher telecommunications and Internet service provider costs.

Operating in international markets also requires significant management attention and financial resources. The investment and additional resources required to establish operations and manage growth in other countries may not produce desired levels of revenue or profitability.

Unfavorable conditions in the market for social commerce solutions or the global economy or reductions in marketing spending, particularly in the online retail market, could limit our ability to grow our business and negatively affect our operating results.

Our operating results may vary based on the impact on us or our clients of changes in the market for social commerce solutions or the global economy. In addition, the revenue growth and potential profitability of our business depends on marketing spending by companies in the markets we serve. As of April 30, 2012, a majority of our clients were online retailers. To the extent that weak economic conditions cause our clients and potential clients to freeze or reduce their marketing budgets, particularly in the online retail market, demand for our solutions may be negatively affected. Historically, economic downturns have resulted in overall reductions in marketing spending. If economic conditions deteriorate or do not materially improve, our clients and potential clients may elect to decrease their marketing budgets by deferring or reconsidering product purchases, which would limit our ability to grow our business and negatively affect our operating results.

If we are unable to increase our penetration in our principal existing markets and expand into additional vertical markets, we will be unable to grow our business and increase revenue.

We currently market our solutions to a variety of industries, including the retail, consumer products, travel and leisure, technology, telecommunications, financial services, healthcare and automotive industries. We believe our future growth depends not only on increasing our penetration into the principal markets in which our solutions are currently used but also on identifying and expanding the number of industries, communities and markets that use or could use our solutions. Efforts to offer our solutions beyond our current markets may divert management resources from existing operations and require us to commit significant financial resources, either of which could significantly impair our operating results. In addition, some markets have unique and complex regulatory requirements that may make it more difficult or costly for us to market, sell or implement our solutions in those markets. Moreover, our solutions may not achieve market acceptance in new markets, and our efforts to expand beyond our existing markets may not generate additional revenue or be profitable. Our inability to further penetrate our existing markets or our inability to identify additional markets and achieve acceptance of our solutions in these additional markets could adversely affect our business, results of operations and financial condition.

Our growth depends in part on the success of our development and implementation support relationships with third parties.

We currently depend on, and intend to pursue additional relationships with, various third parties related to product development, including technology and service providers and social media platforms. Identifying, negotiating and documenting these relationships requires significant time and resources, as does integrating our solutions with third-party technologies. In some cases, we do not have formal written agreements with our development partners. Even when we have written agreements, they are typically non-exclusive and do not prohibit our development partners from working with our competitors or from offering competing services. Our competitors may be effective in providing incentives to third parties to favor their products or services.

Specifically, we outsource some of our product development, quality assurance and technology operations to two third-party contractors located in the Ukraine and Costa Rica. We also outsource some components of the development and technology operations of our Applications for Facebook to a third-party contractor located in the United States. We also rely on a third-party relationship to assist with client implementation support. We believe that supplementing our product development and implementation support activities with our outsourced third-party contractors enhances the efficiency and cost-effectiveness of these activities. If we experience problems with our third-party contractors or the costs charged by our contractors increases, we may not be able to develop new solutions or enhance existing solutions or meet our clients’ implementation support needs in an alternate manner that is equally or more efficient and cost-effective.

Additionally, our Applications for Facebook integrates certain of our solutions directly with Facebook’s social media platform. We currently rely on Facebook’s cooperation in order to integrate our solutions with Facebook’s platform, and we do not have a formal, written agreement with Facebook. There is no assurance that Facebook will continue to cooperate with us. Changes in Facebook’s technology or terms of use may inhibit or restrict us from continuing to integrate our solutions with Facebook’s platform. If Facebook does not continue to cooperate with us or if Facebook changes their technology or terms of use in ways that inhibit, restrict or increase the costs of the integration of our solutions with Facebook, our business could be harmed.

We anticipate that we will continue to depend on these and other third-party relationships in order to grow our business. If we are unsuccessful in maintaining existing and establishing new relationships with third parties, our ability to efficiently develop and implement new solutions could be impaired, and our competitive position or our operating results could suffer. Even if we are successful, these relationships may not result in increased revenue.

We currently rely on a small number of third-party service providers to host and deliver a significant portion of our solutions, and any interruptions or delays in services from these third parties could impair the delivery of our solutions and harm our business.

We host our solutions and serve our clients primarily from a third-party data center facility located in Texas. We also utilize third-party services that deploy data centers worldwide. We do not control the operation of any of the third-party data center facilities we use. These facilities may be subject to break-ins, computer viruses, denial-of-service attacks, sabotage, acts of vandalism and other misconduct. They are also vulnerable to damage or interruption from power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes and similar events. As a result, we may in the future experience website disruptions, outages and other performance problems. Despite our efforts, the occurrence of any of these events, a decision by our third-party service providers to close their data center facilities without adequate notice or other unanticipated problems could result in loss of data as well as a significant interruption in the offering of our solutions and harm to our reputation and brand.

Additionally, our third-party data center facility agreements are of limited durations, and our third-party data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with these facilities on commercially reasonable terms, we may experience delays in the provisioning of our solutions until an agreement with another data center facility can be arranged. This shift to alternate data centers could take more than 24 hours depending on the nature of the event, which could cause significant interruptions in service and adversely affect our business and reputation.

We also depend on third-party Internet-hosting providers and continuous and uninterrupted access to the Internet through third-party bandwidth providers to operate our business. If we lose the services of one or more of our Internet-hosting or bandwidth providers for any reason or if their services are disrupted, for example due to viruses or “denial-of-service” or other attacks on their systems, or due to power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes or similar events, we could experience disruption in our ability to offer our solutions or we could be required to retain the services of replacement providers, which could increase our operating costs and harm our business and reputation.

Any errors, defects, disruptions or other performance problems with our solutions could harm our reputation and may damage our clients’ businesses. Interruptions in our ability to offer our solutions would likely reduce our revenue, could cause our clients to cease using our solutions and could adversely affect our retention rates. In addition, some of our client agreements require us to issue credits for downtime in excess of certain targets, and in some instances give our clients the ability to terminate the agreements. Our business and results of operations would be harmed if our current and potential clients believe our solutions are unreliable.

Unfavorable changes in evolving government regulation and taxation of the Internet and online communications and social commerce solutions could harm our business and results of operations.

The future success of our business depends upon the continued use of the Internet as a primary medium for communications and commerce. As the use of the Internet continues to evolve, increasing regulation by federal, state or foreign governments becomes more likely. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting data privacy, the solicitation, collection, processing or use of personal or consumer information, truth-in-advertising, consumer protection and the use of the Internet as a commercial medium and the market for social commerce solutions. There is also uncertainty as to how some existing laws governing issues such as sales taxes, libel and personal privacy apply to the Internet. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the Internet. Any new regulations or legislation or new interpretations of existing regulations or legislation restricting Internet commerce or communications or imposing greater fees for Internet use could result in a decline in the use of the Internet as a medium for commerce and communications, diminish the viability of Internet solutions generally, and reduce the demand for our solutions. Additionally, if we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses, make it more difficult to conduct our business or require us to alter our business model. Any of these outcomes could have a material adverse effect on our business, financial condition or results of operations.

Public scrutiny of Internet privacy issues may result in increased regulation and different industry standards, which could require us to incur significant expenses in order to comply with such regulations or deter or prevent us from providing our products and solutions to clients, thereby harming our business.

As part of our business, we collect and store personal information. We expect our collection and storage of personal information to increase, primarily in connection with our efforts to expand our analytics and other data solutions. The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet have recently come under increased public scrutiny. The U.S. government, including the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. We will also face additional privacy issues as we expand into other international markets, as many nations have privacy protections more stringent than those in the United States. For example, the European Union is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies with users in Europe. Various government and consumer agencies have also called for new regulation and changes in industry practices.

We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. Increased domestic or international regulation of data utilization and distribution practices, including self-regulation, could require us to modify our operations and incur significant expense, which could have an adverse effect on our business, financial condition and results of operations. Our business, including our ability to operate and expand internationally, could be adversely affected if legislation or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current or planned business practices and that require changes to these practices, the design of our solutions or our privacy policy.

If our security measures are breached or unauthorized access to consumer data is otherwise obtained, our solutions may be perceived as not being secure, clients may curtail or stop using our solutions, and we may incur significant liabilities.

Our operations involve the storage and transmission of confidential information, and security breaches could expose us to a risk of loss of this information, litigation, indemnity obligations to our clients and other liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to client and consumer data, including personally identifiable information regarding consumers, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose potential sales and existing clients.

We may be subject to claims that we violated intellectual property rights of others, which are extremely costly to defend and could require us to pay significant damages and limit our ability to operate.

Companies in the Internet and technology industries, and other patent, copyright and trademark holders, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on claims of infringement or other violations of intellectual property rights. We have received in the past, and expect to receive in the future, notices that claim we or our clients using our solutions have misappropriated or misused other parties’ intellectual property rights. There may be intellectual property rights held by others, including issued or pending patents, copyrights and trademarks, that cover significant aspects of our technologies, content, branding or business methods. Any intellectual property claim against us or against our clients requiring us to indemnify our clients, regardless of merit, could be time-consuming and expensive to settle or litigate and could divert our management’s attention and other resources. These claims also could subject us to significant liability for damages and could result in our having to stop using technology, content, branding or business methods found to be in violation of another party’s rights. In addition, some of our commercial agreements require us to indemnify the other party for third-party intellectual property infringement claims, which could increase the cost to us of an adverse ruling in such an action. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, content, branding or business methods, which could require significant effort and expense and make us less competitive. If we cannot license or develop technology, content, branding or business methods for any allegedly infringing aspect of our business, we may be unable to compete effectively. Any of these results could harm our operating results.

If we do not adequately protect our intellectual property, our ability to compete could be impaired.

If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products and services similar to ours and our ability to compete effectively would be impaired. To protect our intellectual property we rely on a combination of copyright, trademark, patent and trade secret laws, contractual provisions and technical measures. These protections may not be adequate to prevent our competitors from copying or reverse-engineering our technology and services to create similar offerings. The scope of patent protection, if any, we may obtain from our patent applications is difficult to predict and, if issued, our patents may be found invalid, unenforceable or of insufficient scope to prevent competitors from offering similar services. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors, subcontractors and collaborators to enter into confidentiality agreements, and we maintain policies and procedures to limit access to our trade secrets and proprietary information. These agreements and the other actions we take may not provide meaningful protection for our trade secrets, know-how or other proprietary information from unauthorized use, misappropriation or disclosure. Existing copyright and patent laws may not provide adequate or meaningful protection in the event competitors independently develop technology, products or services similar to our solutions. Even if such laws provide protection, we may have insufficient resources to take the legal actions necessary to protect our interests.

Upon discovery of potential infringement of our intellectual property, we promptly take action we deem appropriate to protect our rights. Even if we do detect violations and decide to enforce our intellectual property rights, litigation may be necessary to enforce our rights, and any enforcement efforts we undertake could be time-consuming and expensive, could divert our management’s attention and may result in a court determining that our intellectual property rights are unenforceable. A failure to protect our intellectual property in a cost-effective and meaningful manner could have a material adverse effect on our ability to compete.

As of April 30, 2012, we had no patents issued, thirteen pending U.S. non-provisional patent applications and five provisional patent applications filed. We cannot be certain that any patents will be issued with respect to our current or potential patent applications. Any future patents issued to us may be challenged, invalidated or circumvented, may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

We face potential liability and expenses for legal claims based on online word of mouth that is enabled by our solutions. If we are required to pay damages or expenses in connection with these legal claims, our operating results and business may be harmed.

Our solutions enable our clients to collect and display user-generated content, in the form of online word of mouth, on their websites and other third-party websites. We are also involved in the syndication and moderation of such content. Consequently, in connection with the operation of our business, we face potential liability based on a variety of theories, including fraud, defamation, negligence, copyright or trademark infringement or other legal theories based on the nature and syndication or moderation of this information, and under various laws, including the Lanham Act and the Copyright Act. In addition, it is also possible that consumers could make claims against us for losses incurred in reliance upon information enabled by our solutions, syndicated or moderated by us and displayed on our clients’ websites or social networks. These claims, whether brought in the United States or abroad, could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merit of these claims. If we become subject to these or similar types of claims and are not successful in our defense, we may be forced to pay substantial damages. There is no guarantee that we will avoid future liability and potential expenses for legal claims based on the content of the materials that our solutions enable. Should the content enabled by our solutions violate the intellectual property rights of others or otherwise give rise to claims against us, we could be subject to substantial liability, which could have a negative impact on our business, revenue and financial condition.

Our use of open source and third-party technology could impose limitations on our ability to commercialize our solutions.

We use open source software in our solutions. Although we monitor our use of open source software closely, the terms of many open source licenses have not been interpreted by courts in or outside of the United States, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our solutions. We also incorporate certain third-party technologies into our solutions and may desire to incorporate additional third-party technologies in the future. Licenses to new third-party technology may not be available to us on commercially reasonable terms, or at all. We could be required to seek licenses from third parties in order to continue offering our solutions, to re-engineer our technology or to discontinue offering our solutions in the event re-engineering cannot be accomplished on a timely basis, any of which could adversely affect our business, operating results and financial condition.

Undetected errors or defects in our solutions could result in the loss of revenue, delayed market acceptance of our products or services or claims against us.

Our solutions are complex and frequently upgraded and may contain undetected errors, defects, failures or viruses, especially when first introduced or when new versions or enhancements are released. Despite testing, our solutions, or third-party products that we incorporate into our solutions, may contain undetected errors, defects or viruses that could, among other things:

•	require us to make extensive changes to our solutions, which would increase our expenses;

•	expose us to claims for damages;

•	require us to incur additional technical support costs;

•	cause negative client or consumer reactions that could reduce future sales;

•	generate negative publicity regarding us and our solutions; or

•	result in clients electing not to renew their subscriptions for our solutions.

Any of these occurrences could have a material adverse effect upon our business, financial condition and results of operations.

We might require additional capital to support business growth, and this capital might not be available.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new solutions or enhance our existing solutions and platform, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock, including shares of common stock sold in our initial public offering. Any debt financing secured by us in the future would likely be senior to our common stock and could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Our loan agreement contains operating and financial covenants that may restrict our business and financing activities and expose us to risks that could adversely affect our liquidity and financial condition.

On July 18, 2007, we entered into a loan and security agreement with a financial institution. As amended to date, the loan agreement provides for borrowings up to $30.0 million, subject to a borrowing formula, under a revolving line of credit, with a sublimit of $2.65 million for the issuance of corporate credit cards and letters of credit on our behalf. As of April 30, 2012, we had no borrowings and a $2.3 million standby letter of credit issued under our loan agreement. Any borrowings, letters of credit and credit card services pursuant to our loan agreement are secured by substantially all of our assets, including our intellectual property. Our loan agreement limits, among other things, our ability to:

•	incur additional indebtedness or guarantee the obligations of other persons;

•	make payments on additional indebtedness or make changes to certain agreements related to additional indebtedness;

•	enter into hedging arrangements;

•	create, incur or assume liens and other encumbrances;

•	make loans and investments, including acquisitions;

•	make capital expenditures;

•	sell, lease, license or otherwise dispose of assets;

•	store inventory and equipment with other persons;

•	pay dividends or make distributions on, or purchase or redeem, our capital stock;

•	consolidate or merge with or into other entities;

•	undergo a change in control;

•	engage in new or different lines of business; or

•	enter into transactions with affiliates.

Our loan agreement also contains numerous affirmative covenants, including covenants regarding compliance with applicable laws and regulations, reporting, payment of taxes and other obligations, maintenance of insurance coverage, maintenance of bank and investment accounts with the financial institution and its affiliates, registration of intellectual property rights, and certain third-party consents and waivers. The operating and other restrictions and covenants in our loan agreement, and in any future financing arrangements that we may enter into, may restrict our ability to finance our operations, engage in certain business activities, or expand or fully pursue our business strategies, or otherwise limit our discretion to manage our business. Our ability to comply with these restrictions and covenants may be affected by events beyond our control, and we may not be able to meet those restrictions and covenants.

Our loan agreement contains events of default, which include, among others, non-payment defaults, covenant defaults, material adverse change defaults, bankruptcy and insolvency defaults, material judgment and settlement defaults, cross-defaults to certain other material agreements and defaults related to inaccuracy of representations and warranties made by us. An event of default under our loan agreement or any future financing arrangements could result in the termination of commitments to extend further credit, cause any outstanding indebtedness under our loan agreement or under any future financing arrangements to become immediately due and payable and permit our lender to exercise remedies with respect to all of the collateral securing the loans. Accordingly, an event of default could have an adverse effect on our access to capital, liquidity and general financial condition.

If Internet search engines’ methodologies are modified, our SEO capability could be harmed.

In connection with search engine optimization, or SEO, capabilities that we provide our clients, we depend in part on various Internet search engines, such as Google and Bing, to direct a significant amount of traffic to our clients’ websites. Our ability to influence the number of visitors directed to our clients’ websites through search engines is not entirely within our control. For example, search engines frequently revise their algorithms in an attempt to optimize their search result listings. Recently, Google announced an algorithm change that affected nearly 12% of their U.S. query results. There cannot be any assurance as to whether these or any future changes that may be made by Google or any other search engines might impact our SEO capability in the long term. Changes in the methodologies used by search engines to display results could cause our clients’ websites to receive less favorable placements, which could reduce the number of users who click to visit our clients’ websites from these search engines. Some of our clients’ websites have experienced fluctuations in search result rankings and we anticipate similar fluctuations in the future. Internet search engines could decide that content on our clients’ websites enabled by our solutions, including online word of mouth, is unacceptable or violates their corporate policies. Any reduction in the number of users directed to our clients’ websites could negatively affect our ability to earn revenue through our SEO capability.

If we are unable to maintain our corporate culture as we grow, we could lose the passion, performance, innovation, openness, teamwork, respect and generosity that we believe contribute to our success and our business may be harmed.

We believe that a critical contributor to our success has been our corporate culture. As we grow and change, we may find it difficult to maintain the values that are fundamental to our corporate culture. Any failure to preserve our culture could negatively affect our ability to recruit and retain personnel and otherwise adversely affect our future success. We may face pressure to change our culture as we grow, particularly if we experience difficulties in attracting competent personnel who are willing to embrace our culture. However, we have no intention of succumbing to this pressure, which could make it even more difficult to attract necessary personnel.

Our revenue may be adversely affected if we are required to charge sales taxes in additional jurisdictions or other taxes for our solutions.

We collect or have imposed upon us sales or other taxes related to the solutions we sell in certain states and other jurisdictions. Additional states, countries or other jurisdictions may seek to impose sales or other tax collection obligations on us in the future, or states or jurisdictions in which we already pay tax may increase the amount of taxes we are required to pay. A successful assertion by any state, country or other jurisdiction in which we do business that we should be collecting sales or other taxes on the sale of our products and services could, among other things, create significant administrative burdens for us, result in substantial tax liabilities for past sales, discourage clients from purchasing solutions from us or otherwise substantially harm our business and results of operations.

If we undertake business combinations and acquisitions, they may be difficult to integrate, disrupt our business, dilute stockholder value or divert management’s attention.

In addition to our planned acquisition of PowerReviews, we may support our growth through additional acquisitions of complementary businesses, services or technologies in the future. Future acquisitions involve risks, such as:

•	misjudgment with respect to the value, return on investment or strategic fit of any acquired operations or assets;

•	challenges associated with integrating acquired technologies, operations and cultures of acquired companies;

•	exposure to unforeseen liabilities;

•	diversion of management and other resources from day-to-day operations;

•	possible loss of key employees, clients, suppliers and partners;

•	higher than expected transaction costs;

•	potential loss of commercial relationships and customers based on their concerns regarding the acquired business or technologies; and

•	additional dilution to our existing stockholders if we use our common stock as consideration for such acquisitions.

As a result of these risks, we may not be able to achieve the expected benefits of any acquisition. If we are unsuccessful in completing or integrating acquisitions, we may be required to reevaluate our growth strategy and we may have incurred substantial expenses and devoted significant management time and resources in seeking to complete and integrate the acquisitions.

Future business combinations could involve the acquisition of significant intangible assets. We may need to record write-downs from future impairments of identified intangible assets and goodwill. These accounting charges would reduce any future reported earnings or increase a reported loss. In addition, we could use substantial portions of our available cash, including some or substantially all of the proceeds from our initial public offering, to pay the purchase price for acquisitions. Subject to the provisions of our existing indebtedness, it is possible that we could incur additional debt or issue additional equity securities as consideration for these acquisitions, which could cause our stockholders to suffer significant dilution.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carry-forwards, which could adversely affect our operating results.

As of April 30, 2012, we had federal net operating loss carry-forwards of $49.1 million due to prior period losses, which expire beginning in 2026. We also have federal research tax credit carry-forwards of approximately $1.4 million that will begin to expire in 2026. Realization of these net operating loss and research tax credit carry-forwards depends on many factors, including our future income. There is a risk that due to regulatory changes or unforeseen reasons our existing carry-forwards could expire or otherwise be unavailable to offset future income tax liabilities, which would adversely affect our operating results. In addition, under Section 382/383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards or other pre-change tax attributes to offset United States federal and state taxable income may be subject to limitations.

We are exposed to fluctuations in currency exchange rates.

We face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. A decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue, when translated into U.S. dollars. Conversely, if the U.S. dollar strengthens relative to foreign currencies, our revenue would be adversely affected. Our operating results could be negatively impacted depending on the amount of expense denominated in foreign currencies. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenue and operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. Even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

If we experience material weaknesses in the future, as we have in the past, or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us and, as a result, the value of our common stock.

As a result of becoming a public company, we will be required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with the filing of our Annual Report on Form 10-K for fiscal year 2013. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be prevented or detected on a timely basis. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the recently enacted Jumpstart Our Business Startups Act of 2012, or the JOBS Act, if we take advantage of the exemptions contained in the JOBS Act. We may remain an “emerging growth company” for up to five years from April 30, 2012, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any October 31 before that time, we would cease to be an “emerging growth company” at the end of that fiscal year.

We are further enhancing the computer systems processes and related documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely cause the price of our common stock to decline.

We have in the past identified a material weakness in our internal control over financial reporting, and although we have remediated the material weakness identified, we cannot assure you that there will not be material weaknesses in our internal controls in the future. Prior to fiscal year 2010, our independent accounting firm was not registered by the Public Company Accounting Oversight Board, or PCAOB. In fiscal year 2010, we appointed a PCAOB registered independent accounting firm. In connection with our fiscal year 2008 and fiscal year 2009 audits following this appointment, we and our independent registered public accounting firm identified one material weakness in our internal control over financial reporting. For fiscal year 2008 and fiscal year 2009, we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. Specifically, we lacked sufficient finance and accounting staff with adequate depth and skill in the application of generally accepted accounting principles with respect to the accounting for revenue recognition and internal-use software. This control deficiency resulted in material errors, requiring the restatement of our financial results for our fiscal years ended April 30, 2008 and 2009.

Since the periods with respect to which this material weakness was identified, we have taken steps to address the material weakness disclosed in the preceding paragraph, including hiring a new chief financial officer, corporate controller and other appropriately qualified accounting personnel, forming an audit committee and implementing additional financial accounting controls and procedures. As a result of these actions, we believe that this material weakness has been remediated and our consolidated financial statements and related notes included elsewhere reflect the correct application of accounting guidance in accordance with GAAP. However, we have not completed the necessary documentation and testing procedures under Section 404 of the Sarbanes-Oxley Act and cannot assure you that we will be able to implement and maintain an effective internal control over financial reporting in the future. Any failure to maintain such controls could severely inhibit our ability to accurately report our financial condition or results of operations.

If securities analysts do not continue to publish research or publish negative research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock or publish negative research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our stock or fail to publish reports on us regularly, we could lose visibility in the market for our stock and demand for our stock could decrease, which could cause our stock price or trading volume to decline.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

Our executive officers, directors, beneficial owners of 5.0% or more of our outstanding shares of common stock and affiliated entities together beneficially owned approximately 50.3% of our common stock outstanding as of April 30, 2012. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit our other stockholders. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

The price of our common stock could decline if there are substantial sales of our common stock in the public stock market. We have an aggregate of 58,529,937 outstanding shares of common stock, based on the number of shares outstanding as of April 30, 2012. All 10,906,941 shares of common stock sold in our initial public offering are freely tradeable without restrictions unless these shares are held by “affiliates,” as that term is defined in Rule 144 under the Securities Act. Upon the release of the underwriters’ lock-up from our initial public offering, which is expected to occur on August 22, 2012, approximately 55,700,415 shares will be eligible for sale, subject in some cases to volume and other restrictions under Rule 144 and Rule 701 under the Securities Act.

The underwriters of our initial public offering may, in their sole discretion and without notice, release all or any portion of the shares from the restrictions of any lock-up agreements described above. In addition, these lock-up agreements are subject to the exceptions described in the section of our initial public offering prospectus titled “Underwriters.”

In addition, General Atlantic Partners 90, L.P., GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC, GAP Coinvestments CDA, L.P. and GAPCO GmbH & Co. KG, or collectively the GA Stockholders, have also agreed with us, subject to limited exceptions, not to sell or otherwise dispose of any shares of our common stock without our prior written consent for a period of 18 months after the date of our initial public offering. These shares are expected to be released from this lock-up on August 29, 2013.

After the expiration of the applicable lock-up periods, the holders of an aggregate of 41,917,809 shares of our common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

We have also registered the issuance of all shares of common stock that we have issued and may issue under our option plans. These shares can be freely sold in the public market upon issuance, subject to the satisfaction of applicable vesting provisions, Rule 144 volume limitations, manner of sale, notice and public information requirements applicable to our affiliates and, as applicable, the lock-up agreements signed in connection with our initial public offering.

Also, in the future, we may issue securities in connection with investments and acquisitions. The amount of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding stock. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

We do not anticipate paying any dividends on our common stock.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. If we do not pay cash dividends, you could receive a return on your investment in our common stock only if the market price of our common stock has increased when you sell your shares. In addition, the terms of our loan and security agreement currently restrict our ability to pay dividends.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to “emerging growth companies” could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) April 30, 2017; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We will be deemed a large accelerated filer on the first day of the fiscal year after the market value of our common equity held by non-affiliates exceeds $700 million, measured on October 31. We cannot predict if investors will find our common stock less attractive to the extent we rely on the exemptions available to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to opt out of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We have incurred and will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our operating results.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, and greater expenditures may be necessary in the future with the advent of new laws, regulations and stock exchange listing requirements pertaining to public companies, particularly after we are no longer an emerging growth company. The Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010, as well as rules subsequently implemented by the Securities and Exchange Commission and The NASDAQ Stock Market LLC, impose various requirements on public companies, including establishing effective internal controls and certain corporate governance practices. Our management and other personnel have begun to devote a substantial amount of time to these compliance initiatives, and additional laws and regulations may divert further management resources. Moreover, if we are not able to comply with the requirements of new compliance initiatives in a timely manner, the market price of our stock could decline, and we could be subject to investigations and other actions by the Securities and Exchange Commission and The NASDAQ Stock Market LLC, or other regulatory authorities, which would require additional financial and management resources.

Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.

Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

•	creating a classified board of directors whose members serve staggered three-year terms;

•	not providing for cumulative voting in the election of directors;

•	authorizing our board of directors to issue, without stockholder approval, preferred stock with rights senior to those of our common stock;

•	prohibiting stockholder action by written consent; and

•	requiring advance notification of stockholder nominations and proposals.

These and other provisions in our amended and restated certificate of incorporation and our amended and restated bylaws, and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay in the future for shares of our common stock and result in the market price of our common stock being lower than it would be without these provisions.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our principal executive offices are located in Austin, Texas, where we lease approximately 120,878 square feet of office space under leases that expire on December 31, 2014 with respect to 7,510 square feet, and on December 31, 2015 with respect to 113,368 square feet. As of April 30, 2012, we maintained additional offices in New York, New York and in the United Kingdom, Australia, France, Germany and Sweden. We employ multiple data centers located in Texas, Oregon and Virginia under hosting agreements with Rackspace U.S., Inc. d/b/a Rackspace Hosting, and Amazon Web Services. We believe our current and planned office facilities and data center space will be adequate for our needs through fiscal year 2013.

Item 3.	Legal Proceedings

We are subject to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, certain pending patent and privacy litigation matters, including class action lawsuits. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material effect on our business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages, and could include claims for injunctive relief. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Periodically, we evaluate developments in our legal matters that could affect the amount of liability that has been previously accrued, if any, and make adjustments as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters, and our judgment may be incorrect. The outcome of any proceeding is not determinable in advance. Until the final resolution of any such matters that we may be required to accrue for, there may be an exposure to loss in excess of the amount accrued, and such amounts could be material.

There have been and continue to be regulatory developments that affect our industry. For example, the Federal Trade Commission has directed attention to compensated blogging, endorsements and reviews, and state, U.S. federal and international government agencies have become increasingly focused on privacy in social networks and social commerce, including with respect to collection and use of personally identifiable information and the deployment and use of cookies. In addition, with respect to our clients that are in regulated industries, such as banking and finance or healthcare, our activities may be subject to the regulations governing such businesses.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price and Dividends

Our common stock has been listed on the NASDAQ Global Market (“NASDAQ”) under the symbol “BV” since February 24, 2012. Prior to that date, there was no public trading market for our common stock. As of April 30, 2012, we had 58,529,937 shares of common stock, $0.0001 par value, outstanding and 206 holders of record of such common stock. The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company.

The table below sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ for the periods indicated:

	High	Low
Year Ended April 30, 2012:
Fourth Quarter (from February 24, 2012)	$21.10	$15.10

We have never declared or paid dividends on our common stock. We do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings will be used for the operation and growth of our business. Any future determination to declare cash dividends would be subject to the discretion of our board of directors and would depend upon various factors, including our results of operations, financial condition and liquidity requirements, restrictions that may be imposed by applicable law and our contracts and other factors deemed relevant by our board of directors. In addition, the terms of our loan and security agreement currently restrict our ability to pay dividends.

Performance Graph

The following graph compares the cumulative total stockholder return from February 24, 2012, the date our common stock commenced trading on the NASDAQ, through April 30, 2012, for our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index. The NASDAQ Computer Index is a market capitalization-weighted index that includes securities of 394 NASDAQ-listed companies classified according to the Industry Classification Benchmark as Technology, excluding Telecommunications Equipment. We have assumed that dividends have been reinvested. The graph below assumes that $100 was invested on February 24, 2012, in each of our common stock, the stocks comprising the NASDAQ Composite Index and the stocks comprising the NASDAQ Computer Index.

Use of Proceeds

On February 29, 2012, we completed our initial public offering of 10,906,941 shares of our common stock, of which 10,422,645 shares were offered by us and 484,296 shares were offered by selling stockholders, at a price of $12.00 per share. The aggregate offering price for shares sold in the offering was approximately $130.9 million. This offering was effected on February 23, 2012 pursuant to a registration statement on Form S-1 (File No. 333-176506), which the SEC declared effective on such date. Morgan Stanley & Co. LLC, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC acted as representatives of the underwriters in the offering. The gross proceeds that we raised from the sale of our common stock in the offering was approximately $125.1 million, resulting in net proceeds from the sale of our common stock of approximately $112.8 million, after deducting underwriting discounts and commissions of approximately $8.8 million and other offering expenses of approximately $3.5 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries, or as a result of sales of shares of common stock by selling stockholders in the offering.

Pending their use, we plan to invest our net proceeds from our initial public offering in short-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

As of April 30, 2012 we have invested $50.8 million of the net proceeds from this offering in U.S. government-guaranteed short-term investments. We also plan to use approximately $31.0 million of cash to acquire PowerReviews in our first fiscal quarter of 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12: “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K for information regarding securities authorized for issuance under equity compensation plans.

Repurchases of Securities

None of our issued common stock has been reacquired since January 31, 2012.

Item 6.	Selected Financial Data

The following selected historical consolidated financial data below should be read in conjunction with Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the related notes appearing in Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.

The consolidated statements of operations data for the years ended April 30, 2012, 2011 and 2010 and the consolidated balance sheet data as of April 30, 2012 and 2011 are derived from our audited consolidated financial statements appearing in Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The consolidated statements of operations for the years ended April 30, 2009 and 2008 and the consolidated balance sheet data as of April 30, 2010, 2009 and 2008 are derived from audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected in the future, and our interim results are not necessarily indicative of the results to be expected for the full fiscal year.

	Year Ended April 30,
	2012	2011	2010	2009	2008
Consolidated Statements of Operations Data:	(in thousands, except per share data)
Revenue	$106,136	$64,482	$38,648	$22,472	$10,108
Cost of revenue (1)	36,441	25,615	15,191	8,307	4,136

Gross profit	69,695	38,867	23,457	14,165	5,972

Operating expenses:
Sales and marketing (1)	49,726	34,568	17,803	11,260	5,876
Research and development (1)	20,789	10,847	5,828	3,444	1,773
General and administrative (1)	21,895	13,156	7,651	4,442	2,135

Total operating expenses	92,410	58,571	31,282	19,146	9,784

Operating loss	(22,715)	(19,704)	(7,825)	(4,981)	(3,812)

Total other income (expense), net	(803)	208	56	98	177

Net loss before income taxes	(23,518)	(19,496)	(7,769)	(4,883)	(3,635)
Income tax expense	811	561	205	125	—

Net loss	$(24,329)	$(20,057)	$(7,974)	$(5,008)	$(3,635)
Less accretion of redeemable convertible preferred stock	(38)	(46)	(43)	(42)	(34)

Net loss applicable to common stockholders	$(24,367)	$(20,103)	$(8,017)	$(5,050)	$(3,669)

Net loss per share applicable to common stockholders:
Basic and diluted	$(0.92)	$(1.13)	$(0.48)	$(0.32)	$(0.24)

Basic and diluted weighted average number of shares	26,403	17,790	16,637	15,854	15,540

Other Financial Data:
Adjusted EBITDA (2)	$(12,901)	$(13,317)	$(4,211)	$(3,340)	$(3,400)

(1) Includes stock-based expense as follows:
	Year Ended April 30,
	2012	2011	2010	2009	2008
Cost of revenue	$1,220	$978	$604	$319	$57
Sales and marketing	1,869	1,122	924	469	126
Research and development	1,326	731	469	258	34
General and administrative	3,295	1,850	636	281	51

	$7,710	$4,681	$2,633	$1,327	$268

(2)	We define Adjusted EBITDA as net loss adjusted for stock-based expense, adjusted depreciation and amortization (which excludes amortization of capitalized internal-use software development costs), income tax expense and other (income) expense, net. Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. generally accepted accounting principles, or GAAP.

Adjusted EBITDA should not be considered as an alternative to net loss, operating loss or any other measure of financial performance calculated and presented in accordance with GAAP. Our Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate Adjusted EBITDA in the same manner. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate these adjustments and the reason we consider them appropriate.

We believe Adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

•

Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items, such as stock-based expense, adjusted depreciation and amortization, income tax expense and other income, net, that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;

•

Our management uses Adjusted EBITDA in conjunction with GAAP financial measures for planning purposes, including the preparation of our annual operating budget, as a measure of operating performance and the effectiveness of our business strategies and in communications with our board of directors concerning our financial performance;

•

Adjusted EBITDA provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results; and

•	We anticipate that our investor and analyst presentations will include Adjusted EBITDA as a supplemental measure to evaluate our overall operating performance.

We understand that, although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. These limitations include:

•

Adjusted depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; Adjusted EBITDA does not reflect any cash requirements for these replacements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;

•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated, in thousands.

	Year Ended April 30,
	2012	2011	2010	2009	2008
	(in thousands)
Net loss	$(24,329)	$(20,057)	$(7,974)	$(5,008)	$(3,635)
Stock-based expense	7,710	4,681	2,633	1,327	268
Adjusted depreciation and amortization	2,104	1,706	981	314	144
Income tax expense	811	561	205	125	0
Total other (income) expense, net	803	(208)	(56)	(98)	(177)

Adjusted EBITDA	$(12,901)	$(13,317)	$(4,211)	$(3,340)	$(3,400)

	April 30,
	2012	2011	2010	2009	2008
	(in thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$74,367	$15,050	$16,036	$6,388	$7,419
Short term investments	50,834	—	—	7,995	—
Total deferred revenue	45,586	32,160	17,104	8,277	3,631
Total current assets	147,551	31,095	25,581	19,390	9,808
Total current liabilities	57,400	35,901	20,186	10,452	5,022
Total assets	156,867	37,972	32,547	20,892	10,731
Total liabilities	63,269	43,589	24,943	11,275	5,439
Total non-current liabilities	5,869	7,688	4,757	823	417
Redeemable convertible preferred stock	—	23,633	23,587	20,486	12,533
Total stockholders’ equity (deficit)	93,598	(29,250)	(15,983)	(10,870)	(7,241)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors.”

This section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” above, which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal years ended in December and the associated quarters of those fiscal years. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

We are a leading provider of social commerce solutions that help our clients capture, display and analyze online word of mouth, including consumer-generated ratings and reviews, questions and answers, stories, recommendations, photographs, videos and other content about our clients’ brands, products or services. Bazaarvoice, which literally means “voice of the marketplace,” was founded on the premise that online word of mouth is critical to consumers and businesses because of its influence on purchasing decisions, both online and offline. We enable our clients to place consumers at the center of their business strategies by helping consumers generate and share sentiment, preferences and other content about brands, products or services. Through our technology platform, our clients leverage online word of mouth to increase sales, acquire new customers, improve marketing effectiveness, enhance consumer engagement across channels, increase success of new product launches, improve existing products and services, effectively scale customer support and decrease product returns.

Since inception, we have experienced rapid revenue growth, driven primarily by an increase in the number of active clients, which we define as clients that have implemented our solutions and from which we are currently recognizing revenue. In order to take advantage of our significant growth opportunity and to provide high levels of client service, we have also substantially expanded our number of full-time employees. We believe our growth is further illustrated by impressions served, which we define as single instances of online word of mouth delivered to an end user’s web browser. While this metric does not drive our pricing, it measures the reach of our network to a consumer audience.

The following table summarizes these measures of our growth over fiscal years 2012, 2011 and 2010:

	Year Ended April 30,
	2012	2011	2010
Growth Trends:
Revenue (in thousands)	$106,136	$64,482	$38,648
Number of active clients (period end)	790	571	369
Full-time employees (period end)	640	494	324
Impressions served (in thousands)	125,425,905	92,341,249	63,249,918

For the fiscal year ended April 30, 2012, through the continued enhancement and expansion of our social commerce platform, we achieved significant growth as compared to 2011 in both the number of active clients and the revenue we generate from our active clients over time. Our revenue was $106.1 million in 2012, which represented a 64.6% increase from 2011.

In February 2012 we closed our initial public offering, at which time we issued and sold a total of 10,422,645 shares of our common stock for which we received total cash proceeds of $112.8 million, net of issuance costs.

For fiscal years 2012, 2011 and 2010, our net loss was $(24.3) million, $(20.1) million and $(8.0) million, respectively, our Adjusted EBITDA was $(12.9) million, $(13.3) million and $(4.2) million, respectively, and our cash flow from operations was $(0.3) million, $(0.6) million and $5.2 million, respectively.

For further discussion regarding Adjusted EBITDA, see Item 6: “Selected Consolidated Financial and Other Data” of this Annual Report on Form 10-K.

In fiscal year 2013, we plan to continue to invest for long-term growth. We expect to continue the enhancement of our platform by developing new solutions, adding new features and functionality and expanding the potential applications of our existing solutions. We also plan to continue our investments in research and development and to pursue strategic acquisitions of complementary businesses and technologies that will enable us to continue to drive growth in the future. To support these efforts, we expect to increase our workforce which will result in an increase of headcount related expenses, including stock-based compensation. As of April 30, 2012, we had 640 full-time employees which represented an increase of 29.6% compared to the same period last year.

Business Model

Our business model focuses on maximizing the lifetime value of a client relationship. We make significant investments in acquiring new clients and believe that we will be able to achieve a favorable return on these investments by growing our relationships over time and ensuring that we have a high level of client retention.

In connection with the acquisition of new clients, we incur and recognize significant upfront costs. These costs include sales and marketing costs associated with generating client agreements, such as sales commission expenses that are recognized fully in the period in which we execute a client contract. However, we recognize revenue ratably over the entire term of those contracts, which commences only when the client is able to begin using our solution. Although we expect each client to be profitable for us over the duration of our relationship, the costs we incur with respect to any client relationship may exceed revenue in earlier periods because we recognize those costs in advance of the recognition of revenue. As a result, an increase in the mix of new clients as a percentage of total clients will initially have a negative impact on our operating results. On the other hand, we expect that a decrease in the mix of new clients as a percentage of total clients will initially have a positive impact on our operating results. Additionally, many clients pay in advance of the recognition of revenue and, as a result, our cash flow from these clients may exceed the amount of revenue recognized for those clients in earlier periods of our relationship.

Key Business Metrics

In addition to macroeconomic trends affecting the demand for our solutions, management regularly reviews a number of key financial and operating metrics to evaluate our business, determine the allocation of our resources, make decisions regarding corporate strategies and evaluate forward-looking projections and trends affecting our business.

	Year Ended April 30,
	2012	2011	2010
	(in thousands, except number of clients and client retention)
Revenue (in thousands)	$106,136	$64,482	$38,648
Cash flow from operations	$(320)	$(647)	$5,166
Number of active clients (period end)	790	571	369
Revenue per active client (1)	$153.9	$136.7	$132.4
Active client retention rate (2)	89.0%	89.7%	88.4%
Revenue per employee (3)	$187.7	$151.9	$167.5

(1)	Calculated based on the average number of active clients for the period on a quarterly basis.
(2)	For the years ended April 30, calculation is based on active client retention over a 12 month period.
(3)	Calculated based on the average number of full time employees for the period on a quarterly basis.

Revenue

Revenue consists primarily of fees from the sale of subscriptions to our hosted social commerce solutions, and we generally recognize revenue ratably over the related subscription period, which is typically one year. We regularly review our revenue and revenue growth rate to measure our success. We believe that trends in revenue are important to understanding the overall health of our marketplace, and we use these trends in order to formulate financial projections and make strategic business decisions.

Cash Flow from Operations

Cash flow from operations is the cash that we generate through the normal course of business and is measured prior to the impact of investing or financing activities. Due to the fact that we incur a significant amount of upfront costs associated with the acquisition of new clients with revenue recognized over an extended period, we consider cash flows from operations to be a key measure of our true operating performance.

Number of Active Clients

We define an active client as an organization that has implemented one or more of our solutions and from which we are currently recognizing revenue, and we count organizations that are closely related as one client, even if they have signed separate contractual agreements with us for different brands or different solutions. We believe that our ability to increase our client base is a leading indicator of our ability to grow revenue.

Revenue per Active Client

Revenue per active client is calculated as revenue recognized during the period divided by the average number of active clients for the period. One of our key goals is to provide exceptional client service to drive client lifetime value. Our experience indicates that the better client service we provide, the more likely we are to increase our revenue per active client and retain clients. In addition, we seek to increase revenue per active client by selling our solutions to new brands within existing clients or selling additional solutions to existing clients. Indeed, many of our clients have multiple brands that have deployed our solutions. Increasing revenue per active client coupled with high client retention maximizes lifetime client value and, by extension, the value of our business. In the future, we may choose to enter new market segments, such as the small and medium size business segment, and our revenue per client may decline as a result. However, we would expect to develop solutions and operating models that are appropriately matched to the revenue for those new segments.

Active Client Retention Rate

Active client retention rate is calculated based on the number of active clients at period end that were also active clients at the start of the period divided by the number of active clients at the start of the period. As mentioned above, we believe that our ability to retain our clients and expand their use of our solutions over time is a leading indicator of the stability of our revenue base and the long-term value of our client relationships.

Revenue per Employee

Revenue per employee is calculated as revenue recognized during the period divided by the average number of full-time employees for the period, excluding content moderators. We believe revenue per employee is a leading indicator of our productivity and operating leverage, and we monitor revenue per employee as an indicator of our profitability because a significant portion of our cost of revenue and operating expenses are driven by our number of employees. The growth of our business is dependent on our ability to hire the talented people we require to effectively capitalize on our market opportunity and scale with rapid growth while maintaining a high level of client service. As a result, we expect revenue per employee to decrease in periods of investment when we add employees in advance of anticipated growth, particularly in periods when we are developing new markets or solutions. Our objective is to balance our investments in growth with return on investment over time and to consistently build operating leverage through productivity gains, thus increasing revenue per employee over time.

Key Components of Our Consolidated Statements of Operations

Revenue

We generate revenue principally from fixed commitment subscription contracts under which we provide clients with various services, including access to our hosted software platform. We sell these services under contractual agreements that are generally one year in length. Clients typically commit to fixed rate fees for the service term, payable in advance. Revenue from these agreements is recognized ratably over the period of service and any revenue that does not meet recognition criteria is recorded as deferred revenue on our balance sheet. We invoice clients on varying billing cycles, including annually, quarterly and monthly; therefore, our deferred revenue balance does not represent the total contract value of our non-cancelable subscription agreements. Fees payable under these agreements are due in full and non-refundable regardless of the actual use of the service and contain no general rights of return. We have a growing, diverse, global and balanced client base, and no single client accounted for more than 10.0% of our revenue in fiscal year 2012 or 2011.

Cost of Revenue

Cost of revenue consists primarily of personnel costs and related expenses associated with employees and contractors who provide our subscription services. This includes the costs of our implementation team, which were $12.4 million, $9.3 million, and $4.3 million in fiscal years 2012, 2011 and 2010, respectively, along with our content moderation teams and other support services provided as part of the fixed commitment subscription contracts. Cost of revenue also includes professional fees, including third-party implementation support, travel-related expenses and an allocation of general overhead costs, including depreciation, facility- and office-related expenses. Personnel costs include salaries, benefits, bonuses and stock-based compensation. We generally increase our capacity, particularly in the areas of implementation and support, ahead of the growth in revenue we expect those investments to drive, which can result in lower margins in the given investment period. For example, as a direct result of such investments in fiscal year 2010 and fiscal year 2011, we have seen gross profit percentages increase from 60.7 % in fiscal year 2010 to 65.7% in fiscal year 2012.

Cost of revenue also includes hosting costs and the amortization of capitalized development costs incurred in connection with our hosted software platform. The amortization associated with capitalized internal-use software development costs was $0.4 million, $0.6 million and $1.0 million for fiscal years 2010, 2011 and 2012, respectively, and has not been material to our cost of revenue. We allocate general overhead expenses to all departments based on the number of employees in each department, which we consider to be a fair and representative means of allocation. As such, general overhead expenses, including depreciation and facilities costs, are reflected in our cost of revenue.

We intend to continue to invest additional resources in our client services teams and in the capacity of our hosting service infrastructure and, as we continue to invest in technology innovation through our research and development organization, we may also see an increase in the amortization expense associated with the capitalization of development costs incurred in connection with enhancing our software architecture and adding new features and functionality to our platform. The level and timing of investment in these areas could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue in the future.

Operating Expenses

We classify our operating expenses into three categories: sales and marketing; research and development; and general and administrative. In each category, our operating expenses consist primarily of personnel costs, marketing program expenses, professional fees and travel-related expenses, as applicable. In addition, we allocate general overhead expenses to all departments based on the number of employees in each department, which we consider to be a fair and representative means of allocation and, as such, general overhead expenses, including depreciation and facilities costs, are reflected in each of our operating expense categories. Operating expenses grew from $31.2 million in fiscal year 2010 to $92.4 million in fiscal year 2012 due primarily to the increase in our number of full-time employees from 324 at April 30, 2010 to 640 at April 30, 2012.

Sales and marketing. Sales and marketing expenses consist primarily of personnel costs for our sales, marketing and business development employees and executives, including salaries, benefits, stock-based compensation expense, bonuses and commissions earned by our sales personnel. Also included are non-personnel costs such as professional fees, an allocation of our general overhead expenses and the costs of our marketing and brand awareness programs. Our marketing programs include our Social Commerce Summits in the United States and Europe, regional user groups, corporate communications, public relations and other brand building and product marketing expenses. We expense sales commissions when a client contract is executed because we believe our obligation to pay a sales commission arises at that time. We plan to continue investing in sales and marketing by increasing the number of direct sales personnel, expanding our domestic and international sales and marketing activities, building brand awareness and sponsoring additional marketing events, which we believe will enable us to add new clients and increase penetration within our existing client base. We expect that, in the future, sales and marketing expenses will increase and continue to be our largest operating cost.

Research and development. Research and development expenses consist primarily of personnel costs for our product development employees and executives, including salaries, benefits, stock-based compensation expense and bonuses. Also included are non-personnel costs such as professional fees payable to third-party development resources and an allocation of our general overhead expenses. A substantial portion of our research and development efforts are focused on enhancing our software architecture and adding new features and functionality to our platform to address social and business trends as they evolve, and we anticipate increasing this focus on innovation through technology. We are also incurring an increasing amount of expenses in connection with our efforts to leverage data that we and our clients collect and manage through the use of our solutions. We therefore expect that, in the future, research and development expenses will increase, as will the amount of development expenses capitalized in connection with our internal-use hosted software platform.

General and administrative. General and administrative expenses consist primarily of personnel costs, including salaries, benefits, stock-based compensation expense and bonuses for our administrative, legal, human resources, finance, accounting and information technology employees and executives. Also included are non-personnel costs, such as travel-related expenses, professional fees and other corporate expenses, along with an allocation of our general overhead expenses. We expect to incur incremental costs associated with supporting the growth of our business, both in terms of size and geographical diversity, and to meet the increased compliance requirements associated with being a public company. Those costs include increases in our accounting and legal personnel, additional consulting, legal and audit fees, insurance costs, board of directors’ compensation and the costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act. As a result, we expect our general and administrative expenses to increase in absolute dollars in future periods but to decrease as a percentage of revenue over time.

Other Income (Expense)

Other income (expense) consists primarily of interest income and foreign exchange gains and losses. Interest income represents interest received on our cash and investments. We expect interest income to increase in subsequent periods as we earn interest income from proceeds received from our initial public offering. Foreign exchange gains and losses arise from revaluations of foreign currency denominated monetary assets and liabilities.

Income Tax Expense

As a result of our current net operating loss position in the United States, income tax expense consists primarily of corporate income taxes resulting from profits generated in foreign jurisdictions by wholly-owned subsidiaries, along with state income taxes payable in the United States. We expect our income tax expense to increase in the future, as our profits increase both in the United States and in foreign jurisdictions.

Results of Operations

The following tables set forth our results of operations for the specified periods. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Year Ended April 30,
	2012	2011	2010
Consolidated Statements of Operations Data:	(in thousands)
Revenue	$106,136	$64,482	$38,648
Cost of revenue (1)	36,441	25,615	15,191

Gross profit	69,695	38,867	23,457
Operating expenses:
Sales and marketing (1)	49,726	34,568	17,803
Research and development (1)	20,789	10,847	5,828
General and administrative (1)	21,895	13,156	7,651

Total operating expenses	92,410	58,571	31,282

Operating loss	(22,715)	(19,704)	(7,825)

Total other income (expense), net	(803)	208	56

Net loss before income taxes	(23,518)	(19,496)	(7,769)
Income tax expense	811	561	205

Net loss	$(24,329)	$(20,057)	$(7,974)

Other Data:
Adjusted EBITDA (2)	$(12,901)	$(13,317)	$(4,211)

(1) Includes stock-based expense as follows:
Cost of revenue	$1,220	$978	$604
Sales and marketing	1,869	1,122	924
Research and development	1,326	731	469
General and administrative	3,295	1,850	636

	$7,710	$4,681	$2,633

(2)	We define Adjusted EBITDA as net loss adjusted for stock-based expense, adjusted depreciation and amortization (which excludes amortization of capitalized internal-use software development costs), income tax expense and other (income) expense, net. See Item 6: “Selected Financial Data” of this Annual Report on Form 10-K for a reconciliation of net loss to Adjusted EBITDA.

The following tables set forth our results of operations for the specified periods as a percentage of revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Year Ended April 30,
Consolidated Statements of Operations Data:	2012	2011	2010
Revenue	100.0%	100.0%	100.0%
Cost of revenue (1)	34.3	39.7	39.3

Gross profit	65.7	60.3	60.7
Operating expenses:
Sales and marketing (1)	46.9	53.6	46.1
Research and development (1)	19.6	16.8	15.1
General and administrative (1)	20.6	20.4	19.8

Total operating expenses	87.1	90.8	80.9

Operating loss	(21.4)	(30.6)	(20.2)

Total other income (expense), net	(0.8)	0.3	0.1

Net loss before income taxes	(22.2)	(30.2)	(20.1)
Income tax expense	0.8	0.9	0.5

Net loss	(22.9)%	(31.1)%	(20.6)%
Other Data:
Adjusted EBITDA (2)	(12.2)%	(20.7)%	(10.9)%

(1) Includes stock-based expense as follows:
Cost of revenue	1.1%	1.5%	1.6%
Sales and marketing	1.8	1.7	2.4
Research and development	1.2	1.1	1.2
General and administrative	3.1	2.9	1.6

	7.3%	7.3%	6.8%

(2)	We define Adjusted EBITDA as net loss adjusted for stock-based expense, adjusted depreciation and amortization (which excludes amortization of capitalized internal-use software development costs), income tax expense and other (income) expense, net. See Item 6: “Selected Financial Data” of this Annual Report on form 10-K for a reconciliation of net loss to Adjusted EBITDA.

Comparison of Our Fiscal Years Ended April 30, 2012 and 2011

Revenue

	Year Ended April 30,
	2012	2011	% Change
	(dollars in thousands)
Revenue	$106,136	$64,482	64.6%

Our revenue increased by $41.7 million, or 64.6%, for fiscal year 2012 compared to fiscal year 2011. Of this increase, $14.2 million was generated from a 49.4% increase in the number of new clients utilizing our platform during the period as we continued to increase the market penetration of our solutions. The remaining $27.5 million increase was generated from existing clients, primarily from a combination of strong client retention, which was 89.0% for the twelve months ended April 30, 2012, and from increasing revenue per active client (in thousands), which was $136.7 for the fiscal year ended April 30, 2011 and $153.9 for the fiscal year ended April 30, 2012.

Cost of Revenue and Gross Profit Percentage

	Year Ended April 30,
	2012	2011	% Change
	(dollars in thousands)
Cost of revenue	$36,441	$25,615	42.3%
Gross profit	69,695	38,867	79.3%
Gross profit percentage	65.7%	60.3%

Cost of revenue increased $10.8 million, or 42.3%, for fiscal year 2012 compared to fiscal year 2011. This increase was primarily due to personnel-related expenses of $5.6 million as we incurred a full 12 months of cost in 2012 for employees hired throughout 2011. We also experienced increases of $2.7 million in costs associated with hosting services and amortization associated with capitalized internal-use software development costs, $1.3 million in professional fees, $0.8 million in travel-related expenses, and $0.2 million in facility and office-related expenses. Over the period we increased the size of our client services team by 7 full-time employees to end the fiscal year with 238 full-time employees.

Operating Expenses

	Year Ended April 30,
	2012		2011
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Sales and marketing	$49,726	46.9%	$34,568	53.6%	43.8%
Research and development	20,789	19.6	10,847	16.8	91.7
General and administrative	21,895	20.6	13,156	20.4	66.4

Total operating expenses	$92,410	87.1%	$58,571	90.8%	57.8%

Sales and marketing. Sales and marketing expenses increased $15.2 million, or 43.8%, for fiscal year 2012 compared to fiscal year 2011. This increase was primarily due to an increase in personnel-related expenses of $9.9 million, as we expanded our sales and marketing teams. We also experienced increases of $3.8 million in marketing and travel-related expenses, $0.6 million in provision for doubtful accounts and $0.4 million in professional fees. Over the period we increased the size of our sales and marketing team by 13 full-time employees to end the fiscal year with 161 full-time employees.

Research and development. Research and development expenses increased $9.9 million, or 91.7%, for fiscal year 2012 compared to fiscal year 2011. This increase was primarily due to an increase in personnel-related expenses of $7.6 million as we continued to expand our research and development team. We also experienced increases of $1.3 million in professional fees and $0.5 million in travel-related expenses. Over the period we increased the size of our research and development team by 97 full-time employees to end the fiscal year with 159 full-time employees.

General and administrative. General and administrative expenses increased $8.7 million, or 66.4%, for fiscal year 2012 compared to fiscal year 2011. This increase was due to an increase in personnel related expenses of $3.9 million, as we continued to hire personnel who possess the necessary skills and training required to support the growth of our business and our operation as a public company. The remaining increase was driven primarily by $3.9 million of professional fees, particularly in the areas of recruiting and accounting and audit-related services and a $0.7 million increase in facilities related expenses. Over the period we increased the size of our general and administrative team by 29 full-time employees to end the fiscal year with 82 full-time employees.

Other Income (Expense), Net

	Year Ended April 30,
	2012		2011
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Interest income	$17	0.0%	$19	0.0%	(10.5)%
Other income (expense)	(820)	(0.8)%	189	0.3	—

Total other income (expense), net	$(803)	(0.8)%	$208	0.3%	—

Interest income, which is not material to our operations, decreased by a nominal amount for fiscal year 2012 compared to fiscal year 2011. Other expense increased for the period and was driven by a $0.4 million loss due to foreign exchange movement on our foreign currency denominated monetary assets, primarily accounts receivable held in the United States and interest expense of $0.4 million related to accrued liabilities.

Income Tax Expense

	Year Ended April 30,
	2012		2011
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Income tax expense	$811	0.8%	$561	0.9%	44.6%

Income tax expense for fiscal year 2012 increased compared to fiscal year 2011 as a result of increased profits from our international subsidiaries and an increase in state taxes.

Comparison of Our Fiscal Years Ended April 30, 2011 and 2010

Revenue

	Year Ended April 30,
	2011	2010	% Change
	(dollars in thousands)
Revenue	$64,482	$38,648	66.8%

Our revenue increased by $25.8 million, or 66.8%, in fiscal year 2011 compared to fiscal year 2010. Of this increase, $11.1 million was generated from a 65.0% increase in the number of clients utilizing our platform as we continued to increase the market penetration of our solutions during the period. The remaining $14.7 million increase was generated from existing clients, primarily from a combination of strong client retention, which was 89.7% from 2010 to 2011, and, in the majority of cases, this resulted in a full year of revenue from clients who became active only part way through the previous year, and from increasing revenue per active client (in thousands), from $132.4 to $136.7, over the same period.

Cost of Revenue and Gross Profit Percentage

	Year Ended April 30,
	2011	2010	% Change
	(dollars in thousands)
Cost of revenue	$25,615	$15,191	68.6%
Gross profit	38,867	23,457	65.7%
Gross profit percentage	60.3%	60.7%

Cost of revenue increased $10.4 million, or 68.6%, in fiscal year 2011 compared to fiscal year 2010. This increase was primarily due to an increase in personnel-related expenses of $6.2 million. We also experienced increases of $1.0 million in facility- and office-related expenses, $0.8 million in hosting services, $0.7 million in travel-related expenses, $0.7 million of depreciation and amortization and $0.6 million in professional fees in fiscal year 2011 compared to fiscal year 2010, primarily as a result of the overall increase in the size of the support operations. Over the period we increased the size of our client services team by 85 full-time employees to end the fiscal year with 231 full-time employees.

Operating Expenses

	Year Ended April 30,
	2011		2010
	Amount	% of Revenue	Amount	% of Revenue	% Change
		(dollars in thousands)
Sales and marketing	$34,568	53.6%	$17,803	46.1%	94.2%
Research and development	10,847	16.8	5,828	15.1	86.1
General and administrative	13,156	20.4	7,651	19.8	72.0

Total operating expenses	$58,571	90.8%	$31,282	80.9%	87.2%

Sales and marketing. Sales and marketing expenses increased $16.8 million, or 94.2%, in fiscal year 2011 compared to fiscal year 2010. This increase was primarily due to an increase in personnel-related expenses of $13.0 million. We also experienced increases of $1.2 million in marketing expenses, $0.8 million in travel and entertainment, $0.7 million in facility- and office-related expenses, $0.4 million in professional fees and $0.3 million in bad debt expense in fiscal year 2011 compared to fiscal year 2010. Over the period we increased the size of our sales and marketing team by 34 full-time employees to end the fiscal year with 148 full-time employees.

Research and development. Research and development expenses increased $5.0 million, or 86.1%, in fiscal year 2011 compared to fiscal year 2010. This increase was due primarily to an increase in personnel-related expenses of $4.8 million. Over the period we increased the size of our research and development team by 35 full-time employees to end the fiscal year with 62 full-time employees.

General and administrative. General and administrative expenses increased $5.5 million, or 72.0%, in fiscal year 2011 compared to fiscal year 2010. This increase was due primarily to an increase in personnel related expenses of $4.4 million, as we continued to hire talented personnel who possess the necessary skills and training required to support the growth of our business and our plans to operate as a public company. Over the period we increased the size of our general and administrative team by 16 full-time employees to end the fiscal year with 53 full-time employees. The remaining increase was driven primarily by professional fees, particularly in the area of recruiting.

Other Income, Net

	Year Ended April 30,
	2011		2010
	Amount	% of Revenue	Amount	% of Revenue	% Change
		(dollars in thousands)
Interest income	$19	0.0%	$53	0.1%	(64.2)%
Other income (expense)	189	0.3	3	0.0	—

Total other income (expense), net	$208	0.3%	$56	0.1%	271.4%

Interest income, which is not material to our operations, decreased by a nominal amount in fiscal year 2011 compared to fiscal year 2010 as a result of lower short-term interest rates. Other income increased by $0.2 million in fiscal year 2011 as a result of foreign exchange gains from our foreign currency denominated monetary assets, primarily accounts receivable held in the United States.

Income Tax Expense

	Year Ended April 30,
	2011		2010
	Amount	% of Revenue	Amount	% of Revenue	% Change
		(dollars in thousands)
Income tax expense	$561	0.9%	$205	0.5%	173.7%

Income tax expense in fiscal year 2011 increased by $0.4 million compared to fiscal year 2010 as a result of increased profits generated in foreign jurisdictions by our wholly owned subsidiaries. We expect our income tax expense to increase in the future as our profits increase and we utilize our federal net operating losses in the United States.

Liquidity and Capital Resources

Our principal source of liquidity at April 30, 2012 consisted of $125.2 million of cash, cash equivalents and short term investments. We have also secured a revolving line of credit with a borrowing capacity of up to $30.0 million. Cash and cash equivalents consist of cash, money market funds and U.S. treasury securities. Our short-term investments consist of certificates of deposit, U.S. treasury securities and corporate securities backed by the U.S. Treasury.

Our principal needs for liquidity include funding our operating losses, working capital requirements, capital expenditures, and acquisitions. We believe that our available resources are sufficient to fund our liquidity requirements for at least the next 12 months.

We anticipate making significant investments in growth and initiatives designed to improve our operating efficiency for the foreseeable future, which may impact our ability to generate positive cash flow from operating activities in the near-term. We intend to use approximately $31.0 million in connection with our acquisition of PowerReviews, Inc., which is anticipated to be consummated in the first quarter of fiscal 2013. Our future capital requirements will depend on many factors, including our rate of client and revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and the timing of introductions of new features and enhancements to our social commerce platform. To the extent that existing cash and short-term investments along with future cash flow from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The following table summarizes our cash flows for the periods indicated:

	Year Ended April 30,
	2012	2011	2010
	(in thousands)
Net cash provided by (used in) operating activities	$(320)	$(647)	$5,166
Net cash provided by (used in) investing activities	(56,253)	(2,282)	1,076
Net cash provided by financing activities	115,905	2,068	3,397

Net Cash Provided by (Used in) Operating Activities

Cash provided by (used in) operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of clients using our platform and the amount and timing of client payments. The amount of cash used in operating activities over the last two years has been relatively small as compared to our net loss for the periods. The offsetting generation of cash has come from changes in our operating assets and liabilities, particularly in the area of deferred revenue.

For fiscal year 2012, operating activities used $0.3 million of cash after changes in our operating assets and liabilities offset a net loss of $24.3 million, which included non-cash depreciation and amortization of $3.1 million, non-cash stock-based expense of $7.7 million and non-cash bad debt expense of $1.1 million. Accounts payable, accrued expenses and other liabilities increased $6.0 million and deferred revenue increased $13.4 million, partially offset by an increase of $7.0 million in accounts receivable, prepaid expenses and other assets. The increase in our accounts receivable and our deferred revenue, accounts payable and accrued expenses and other current liabilities was primarily due to our continued growth during fiscal year 2012.

For fiscal year 2011, operating activities used $0.6 million of cash after changes in our operating assets and liabilities offset a net loss of $20.1 million, which included non-cash depreciation and amortization of $2.3 million, non-cash stock-based compensation of $4.7 million and non-cash bad debt expense of $0.5 million. Accounts payable, accrued expenses and other liabilities increased $3.8 million and deferred revenue increased $15.0 million, partially offsetting an increase in accounts receivable of $5.0 million and an increase of $2.0 million in prepaid expenses and other assets. The increase in our deferred revenue and accounts receivable was primarily due to our growth in fiscal year 2011 and the increase in accounts payable and accrued liabilities reflects both a general increase in the size of our operation and also an improvement in vendor payment terms as we continue to improve the management of our working capital.

For fiscal year 2010, operating activities provided $5.2 million of cash after changes in our operating assets and liabilities offset a net loss in fiscal year 2010 of $8.0 million, which included non-cash depreciation and amortization of $1.4 million and non-cash stock-based compensation of $2.6 million. Accounts payable, accrued expenses and other liabilities increased $4.8 million and deferred revenue increased $8.8 million, partially offsetting an increase in accounts receivable of $4.0 million and an increase of $0.6 million in prepaid expenses and other assets. The increase in our deferred revenue and accounts receivable was due to our growth in fiscal year 2010, and the increase in accounts payable and accrued liabilities reflects a general increase in the size of our operation.

Net Cash (Used in) Provided by Investing Activities

Our primary investing activities have consisted of purchases of short-term investments and property and equipment, including technology hardware and software to support our growth as well as costs capitalized in connection with the development of our internal-use hosted software platform. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and the development cycles of our internal-use hosted software platform. We expect to continue to invest in short-term investments, property and equipment and developing our software platform for the foreseeable future.

Net Cash Provided by Financing Activities

Our financing activities have consisted primarily of net proceeds from the issuance of common and preferred stock and proceeds from the exercises of options to purchase common stock.

On February 29, 2012, we completed our initial public offering of 10,906,941 shares of our common stock, of which 10,422,645 shares were offered by the Company and 484,296 shares of were offered by selling stockholders, at a price of $12.00 per share. The aggregate offering price for shares sold in this offering was approximately $130.9 million. This offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-176506), which the SEC declared effective on February 23, 2012. Morgan Stanley & Co. LLC, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC acted as representatives of the underwriters in the offering. The gross proceeds raised by the Company from the sale of our common stock in the offering was approximately $125.1 million, resulting in net proceeds from the sale of our common stock of approximately $112.8 million, after deducting underwriting discounts and commissions of approximately $8.8 million and other offering expenses of approximately $3.5 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries, or as a result of sales of shares of common stock by selling stockholders in the offering.

In fiscal year 2012, we also received $3.0 million from the exercise of options to purchase common stock.

In fiscal year 2011, we received $2.1 million from the exercise of options to purchase common stock.

In fiscal year 2010, we issued Series E redeemable convertible preferred stock to raise $3.0 million and received $0.4 million from the exercise of options to purchase common stock.

Contractual Obligations and Commitments

We have non-cancelable operating lease obligations related to our office space, the largest of which is for our headquarters in Austin, Texas. We do not have any debt or material capital lease obligations and all of our property, equipment and software has been purchased with cash. We have no material purchase obligations outstanding with any vendors or third parties.

The following table summarizes our future minimum payments under non-cancelable operating leases as of April 30, 2012:

	Payments Due by Period (in thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$10,241	$3,163	$5,455	$1,623	$—

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without cause and without a material penalty are not included in the table above.

On July 18, 2007, we entered into a loan and security agreement, or the Loan Agreement, with a financial institution under which we secured a revolving line of credit with a borrowing capacity of up to $2.0 million and a $250,000 equipment loan facility, which terminated by its maturity on January 18, 2011. On November 30, 2008, we entered into an amendment to the Loan Agreement, increasing the borrowing capacity of the revolving line of credit to $7.0 million and creating a credit card services subfacility of up to $150,000. On July 20, 2009, we entered into a second amendment that created a letter of credit subfacility of up to $0.9 million and on January 22, 2010, we entered into a third amendment, increasing the letter of credit sublimit to $1.0 million to increase the face amount of the letter of credit in connection with our expanded leased office space in Austin,

Texas. On September 27, 2010, we entered into a fourth amendment to the Loan Agreement increasing the borrowing capacity of the revolving line of credit to $10.0 million with an option to increase the line to $15.0 million and the combined letter of credit and credit card services subfacility to $2.65 million. On May 12, 2011, we increased the face amount of the standby letter of credit to $1.8 million in favor of the landlord of our headquarters in Austin, Texas. On January 31, 2012, we entered into a fifth amendment to the Loan Agreement increasing the borrowing capacity of the revolving line of credit to $30.0 million. On February 28, 2012, we increased the face amount of the standby letter of credit to $2.3 million in favor of the landlord of our headquarters in Austin, Texas.

As of April 30, 2012, there are no loans outstanding under our revolving line of credit other than a $2.3 million letter of credit issued by the financial institution in favor of the landlord of the leased office space, which is serving as our headquarters in Austin, Texas. Borrowings under the revolving line of credit are collateralized by substantially all of our assets and bear interest at a floating interest rate equal to the prime rate (or the financial institution’s daily adjusting LIBOR rate plus 2.5% if greater), which is payable monthly. The revolving line of credit expires and all interest and principal thereunder is payable in full on January 31, 2015.

The Loan Agreement contains certain restrictive covenants that limit our ability and our subsidiaries’ abilities to, among other things, incur additional indebtedness or guarantee indebtedness of others; make payments on additional indebtedness or make changes to certain agreements related to additional indebtedness; enter into hedging arrangements; create liens on our assets; make loans and investments; make capital expenditures; dispose of assets; store inventory and equipment with others; pay dividends or make distributions on, or purchase or redeem, our capital stock; enter into mergers or consolidations with or into other entities; undergo a change of control; engage in different lines of business; or enter into transactions with affiliates. The Loan Agreement also contains numerous affirmative covenants, including covenants regarding, among other things, compliance with applicable laws and regulations, reporting, payment of taxes and other obligations, maintenance of insurance coverage, maintenance of bank and investment accounts with the financial institution and its affiliates, registration of intellectual property rights, and obtaining certain third-party consents and waivers. As of April 30, 2012, we are in compliance with the terms of these covenants.

On November 4, 2008, we entered into a pledge and security agreement with a financial institution for a standby letter of credit for credit card services from a separate financial institution for an amount not to exceed $0.1 million. We pledged a security interest in our money market account, in which the balance must equal at least the credit extended. On March 17, 2010, the standby letter of credit for credit card services was increased to $0.3 million. On May 18, 2011, the standby letter of credit for credit card services was increased to $0.5 million. This letter of credit expires annually and the pledged security interest is recorded as short-term restricted cash in our financial statements.

Off-Balance Sheet Arrangements

During fiscal years 2010, 2011 and 2012, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with GAAP and include the accounts of Bazaarvoice, Inc. and its wholly owned subsidiaries. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. To the extent there are material differences between these estimates and our actual results, our consolidated financial statements will be affected.

Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K, and we believe that the accounting policies discussed below involve the greatest degree of complexity and exercise of judgment by our management. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations and, accordingly, we believe the policies described below are the most critical for understanding and evaluating our financial condition and results of operations.

Revenue Recognition

We generate revenue principally from the sale of subscriptions to our hosted social commerce platform and sell our application services pursuant to service agreements that are generally one year in length. Our client does not have the right to take possession of the software supporting the application service at any time, nor do the arrangements contain general rights of return. We recognize revenue when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery of the service has occurred, the fee is fixed or determinable, and collection is reasonably assured. We account for these arrangements by recognizing the arrangement consideration for the application service ratably over the term of the related agreement, commencing upon the later of the agreement start date or when all revenue recognition criteria have been met.

Deferred revenue consists of subscription fees paid in advance of revenue recognition and is recognized as revenue recognition criteria are met. We invoice clients in a variety of installments and, consequently, the deferred revenue balance does not represent the total contract value of its non-cancelable subscription agreements. Deferred revenue that will be recognized during the succeeding 12 month period is recorded as current deferred revenue and the remaining portion is recorded as non-current deferred revenue.

Stock-Based Compensation

We account for stock-based compensation in accordance with the authoritative guidance on stock compensation. Under the fair value recognition provisions of this guidance, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. As a result, we are required to estimate the amount of stock-based compensation we expect to be forfeited based on our historical experience. If actual forfeitures differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.

Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plan options. The determination of the grant date fair value of options using an option-pricing model is affected by our estimated common stock fair value as well as assumptions regarding a number of other complex and subjective variables. These variables include the fair value of our common stock, our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates, and expected dividends, which are estimated as follows:

•

Fair Value of Our Common Stock. Because our stock was not publicly traded prior to our initial public offering, the fair value of our common stock underlying our stock options was previously determined by our board of directors, which intended all options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the date of grant. Upon the effectiveness of the registration statement related to our initial public offering on February 23, 2012, our common stock was valued by reference to its publicly traded price.

•

Expected Term. The expected term was estimated using the simplified method allowed under SEC guidance which uses the midpoint between the graded vesting period and the contractual termination date since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

•

Volatility. Because we do not have a significant trading history for our common stock, we have estimated the expected stock price volatility for our common stock by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of public companies in the technology industry, primarily in the subscription software business.

•	Risk-free Rate. The risk-free interest rate assumption used is based on observed market interest rates appropriate for the term of employee options.

•	Dividend Yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

Income Taxes

We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities will be recognized in the period that includes the enactment date. A valuation allowance is established against the deferred tax assets to reduce their carrying value to an amount that is more likely than not to be realized. The authoritative guidance for Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s consolidated financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return was adopted as of May 1, 2009.

Capitalized Internal-Use Software

We capitalize certain development costs incurred in connection with our internal-use software platform. These capitalized costs are related to the application service suite that we host, which is accessed by our clients on a subscription basis. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, we capitalize direct internal and external costs until the software is substantially complete and ready for its intended use. We cease capitalizing these costs upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. We expense maintenance and training costs as they are incurred. We amortize capitalized internal-use software development costs on a straight-line basis over its estimated useful life, which is generally three years, into cost of revenue.

Recent Accounting Pronouncements

Revenue Recognition

In September 2009, the FASB issued two consensuses that will significantly affect the revenue recognition accounting policies for transactions that involve multiple deliverables and sales of software-enabled devices. The guidance updates the existing multiple-element revenue arrangements guidance included under current authoritative guidance. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of account, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. The guidance was effective for the first annual reporting period beginning on or after July 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The new guidance does not have a material impact on our consolidated financial statements.

Fair Value Measurement

In May 2011, the FASB issued a standard to provide a consistent definition of fair value and change certain fair value measurement principles. In addition, the standard enhances the disclosure requirements concerning the measurement uncertainty of Level 3 fair value measurements. The updated accounting guidance is effective for interim and annual periods beginning after December 15, 2011 on a prospective basis. The standard does not have a material impact on our consolidated financial statements.

Comprehensive Income

In June 2011, the FASB issued a standard to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard eliminates the option to present the components of other comprehensive income as part of the statement of equity. The updated accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 on a retrospective basis. Early application is permitted. We will adopt the updated guidance in the first quarter of fiscal year 2012. Since the updated guidance only requires a change in the placement of information already disclosed in our consolidated financial statements, we do not expect the adoption to have an impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We have operations both within the United States and internationally and we are exposed to market risks in the ordinary course of our business, including the effect of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.

Interest Rate Sensitivity

We hold cash, cash equivalents and short term investments for working capital purposes. We do not have material exposure to market risk with respect to these investments. We do not use derivative financial instruments for speculative or trading purposes; however, we may adopt specific hedging strategies in the future. Any declines in interest rates will reduce future interest income.

Foreign Currency Risk

Our results of operations and cash flows will be subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. dollar and the Euro and British Pound, the currencies of countries where we currently have our most significant international operations. Our historical invoicing has largely been denominated in U.S. dollars; however; we expect an increasing proportion of our future business to be conducted in currencies other than the U.S. dollar. Our expenses are generally denominated in the currencies of the countries in which our operations are located, with our most significant operations today being located in the United States, the United Kingdom, Germany, France, Australia and Sweden.

We assess the market risk of changes in foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows of a hypothetical 10% change in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The effect of an immediate 10% adverse change in exchange rates on foreign currency denominated monetary assets and liabilities, principally accounts receivable and intercompany balances, as of April 30, 2012, would be a loss of approximately $0.7 million.

We do not currently enter into forward exchange contracts to hedge exposure to these foreign currencies nor do we enter into any derivative financial instruments for trading or speculative purposes; however we may do so in the future if we consider this exposure to be material. Thus, fluctuations in currency exchange rates could harm our business in the future.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 8.	Financial Statements and Supplementary Data

BAZAARVOICE, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bazaarvoice, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Bazaarvoice, Inc. and its subsidiaries at April 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Austin, Texas

June 11, 2012

BAZAARVOICE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	April 30,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$74,367	$15,050
Restricted cash	500	250
Short term investments	50,834	—
Accounts receivable, net of allowance for doubtful accounts of $788 and $381, as of April 30, 2012, and 2011, respectively	17,977	12,954
Prepaid expenses and other current assets	3,873	2,841

Total current assets	147,551	31,095
Property, equipment, and capitalized software, net	8,868	6,865
Other non-current assets	448	12

Total assets	$156,867	$37,972

Liabilities, redeemable convertible preferred stock, and stockholders’ deficit
Current liabilities:
Accounts payable	$2,523	$1,558
Accrued expenses and other current liabilities	12,725	6,834
Deferred revenue	42,152	27,509

Total current liabilities	57,400	35,901
Deferred revenue less current portion	3,434	4,651
Deferred tax liability, long-term	31	399
Other liabilities, long-term	2,404	2,638

Total liabilities	63,269	43,589
Commitments and contingencies (Note 12)
Redeemable convertible preferred stock:
Redeemable convertible preferred stock—$0.0001 par value:
Series A redeemable convertible preferred stock—17,511,618 shares designated, issued and outstanding at April 30 2011; aggregate liquidation value of $3,978; (1)	—	3,888
Series B redeemable convertible preferred stock—2,566,938 shares designated, issued and outstanding at April 30, 2011 (unaudited); aggregate liquidation value of $1,500; (1)	—	1,497
Series C redeemable convertible preferred stock—4,013,619 shares designated, issued and outstanding at April 30, 2011 (unaudited); aggregate liquidation value of $7,338; (1)	—	7,304
Series D redeemable convertible preferred stock—3,078,464 shares designated, issued and outstanding at April 30, 2011 (unaudited); aggregate liquidation value of $8,004; (1)	—	7,960
Series E redeemable convertible preferred stock—726,392 shares designated, issued and outstanding at April 30, 2011 (unaudited); aggregate liquidation value of $3,000; (1)	—	2,984

Total redeemable convertible preferred stock	—	23,633
Stockholders’ equity (deficit):
Common stock—$0.0001 par value; 60,500,000 shares authorized, 18,767,037 shares issued and 18,517,037 shares outstanding at April 30, 2011; 150,000,000 shares authorized, 58,779,937 shares issued and 58,529,937 shares outstanding at April 30, 2012	6	2
Treasury stock, at cost—250,000 shares at April 30, 2011 and 2012	—	—
Additional paid-in capital	158,769	11,524
Accumulated other comprehensive income (loss)	(20)	52
Accumulated deficit	(65,157)	(40,828)

Total stockholders’ equity (deficit)	93,598	(29,250)

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$156,867	$37,972

(1)	No preferred shares issued or outstanding at April 30, 2012

The accompanying notes are an integral part of these consolidated financial statements.

BAZAARVOICE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Year Ended April 30,
	2012	2011	2010
Revenue	$106,136	$64,482	$38,648
Cost of revenue (1)	36,441	25,615	15,191

Gross profit	69,695	38,867	23,457

Operating expenses:
Sales and marketing (1)	49,726	34,568	17,803
Research and development (1)	20,789	10,847	5,828
General and administrative (1)	21,895	13,156	7,651

Total operating expenses	92,410	58,571	31,282

Operating loss	(22,715)	(19,704)	(7,825)

Other income (expense), net
Interest income	17	19	53
Other income (expense)	(820)	189	3

Total other income (expense), net	(803)	208	56

Net loss before income taxes	(23,518)	(19,496)	(7,769)
Income tax expense	811	561	205

Net loss	$(24,329)	$(20,057)	$(7,974)
Less accretion of redeemable convertible preferred stock	(38)	(46)	(43)

Net loss applicable to common stockholders	$(24,367)	$(20,103)	$(8,017)

Net loss per share applicable to common stockholders:
Basic and diluted	$(0.92)	$(1.13)	$(0.48)

Basic and diluted weighted average number of shares	26,403	17,790	16,637

(1)	Includes stock-based expense as follows:

	2012	2011	2010
Cost of revenue	$1,220	$978	$604
Sales and marketing	1,869	1,122	924
Research and development	1,326	731	469
General and administrative	3,295	1,850	636

	$7,710	$4,681	$2,633

The accompanying notes are an integral part of these consolidated financial statements.

BAZAARVOICE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ equity (deficit)
Balance at April 30, 2009	27,171	20,565	16,402	2	(250)	—	1,813	(27)	(12,736)	(10,948)
Issuance of Series E redeemable convertible preferred stock, net of issuance costs of $21	726	2,979	—	—	—	—	—	—	—	—
Accretion of preferred stock to redemption value	—	43	—	—	—	—	(43)	—	—	(43)
Stock-based compensation expense	—	—	—	—	—	—	2,633	—	—	2,633
Exercise of stock options	—	—	1,068	—	—	—	366	—	—	366
Proceeds from issuance of common stock	—	—	21	—	—	—	52	—	—	52
Adoption of uncertain tax provision guidance	—	—	—	—	—	—	—	—	(61)	(61)
Comprehensive loss:
Change in foreign currency adjustment	—	—	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	—	—	(7,974)	(7,974)

Comprehensive loss										(7,982)

Balance at April 30, 2010	27,897	$23,587	17,491	$2	(250)	$—	$4,821	$(35)	$(20,771)	$(15,983)
Accretion of preferred stock to redemption value	—	46	—	—	—	—	(46)	—	—	(46)
Stock-based compensation expense	—	—	—	—	—	—	4,681	—	—	4,681
Exercise of stock options	—	—	1,276	—	—	—	2,068	—	—	2,068
Comprehensive loss:
Change in foreign currency adjustment	—	—	—	—	—	—	—	87	—	87
Net loss	—	—	—	—	—	—	—	—	(20,057)	(20,057)

Comprehensive loss										(19,970)

Balance at April 30, 2011	27,897	$23,633	18,767	$2	(250)	$—	$11,524	$52	$(40,828)	$(29,250)
Accretion of preferred stock to redemption value	—	38	—	—	—	—	(38)	—	—	(38)
Conversion of preferred stock	(27,897)	(23,671)	27,897	3	—	—	23,668	—	—	23,671
Issuance of common stock (net of issuance costs)	—	—	10,423	1	—	—	112,778	—	—	112,779
Realized tax benefit	—	—	—	—	—	—	78	—	—	78
Stock-based expense	—	—	—	—	—	—	7,703	—	—	7,703
Issuance of restricted stock awards	—	—	16	—	—	—	7			7
Exercise of stock options	—	—	1,677	—	—	—	3,049	—	—	3,049
Comprehensive loss:
Change in foreign currency adjustment	—	—	—	—	—	—	—	(22)	—	(22)
Change in unrealized investment premiums	—	—	—	—	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	—	—	—	—	(24,329)	(24,329)

Comprehensive loss										(24,401)

Balance at April 30, 2012	—	$—	58,780	$6	(250)	$—	$158,769	$(20)	$(65,157)	$93,598

The accompanying notes are an integral part of these consolidated financial statements.

BAZAARVOICE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2012	2011	2010
Operating activities
Net loss	$(24,329)	$(20,057)	$(7,974)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	3,108	2,311	1,360
Stock-based compensation expense	7,710	4,681	2,633
Bad debt expense	1,083	482	175
Excess tax benefit related to stock-based expense	(78)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(5,566)	(4,974)	(4,019)
Prepaid expenses and other current assets	(1,132)	(1,983)	(573)
Other non-current assets	(298)	94	(45)
Accounts payable	808	419	(91)
Accrued expenses and other current liabilities	5,176	3,284	2,281
Deferred revenue	13,432	15,049	8,828
Other liabilities, long-term	(234)	47	2,591

Net cash provided by (used in) operating activities	(320)	(647)	5,166
Investing activities
Purchases of property, equipment and capitalized internal-use software development costs, net	(5,119)	(2,282)	(6,794)
Increase of restricted cash	(250)	—	(125)
Purchase of short-term investments	(50,884)	—	—
Sale of short-term investments	—	—	7,995

Net cash provided by (used in) investing activities	(56,253)	(2,282)	1,076
Financing activities
Proceeds from initial public offering, net of offering costs	112,778	—	—
Proceeds from issuance of common stock	—	—	52
Proceeds from exercise of stock options	3,049	2,068	366
Proceeds from issuance of Series E redeemable convertible preferred stock, net of issuance costs	—	—	2,979
Excess tax benefit related to share-based payments	78	—	—

Net cash provided by financing activities	115,905	2,068	3,397
Effect of exchange rate fluctuations on cash and cash equivalents	(15)	(125)	9

Net change in cash and cash equivalents	59,317	(986)	9,648
Cash and cash equivalents at beginning of year	15,050	16,036	6,388

Cash and cash equivalents at end of year	$74,367	$15,050	$16,036

Supplemental disclosure of other cash flow information:
Cash paid for income taxes	$330	$523	$27
Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock	$38	$46	$43

The accompanying notes are an integral part of these consolidated financial statements.

BAZAARVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

Bazaarvoice, Inc. and its subsidiaries (the “Company” or “We”) began operations in May 2005 and is a leading provider of social commerce solutions that help our clients capture, display and analyze online word of mouth, including consumer-generated ratings and reviews, questions and answers, stories, recommendations, photographs, videos and other content about our clients’ brands, products or services. Bazaarvoice, which literally means “voice of the marketplace,” was founded on the premise that online word of mouth is critical to consumers and businesses because of its influence on purchasing decisions, both online and offline. We enable our clients to place consumers at the center of their business strategies by helping consumers generate and share sentiment, preferences and other content about brands, products or services. Through our technology platform, our clients leverage online word of mouth to increase sales, acquire new customers, improve marketing effectiveness, enhance consumer engagement across channels, increase success of new product launches, improve existing products and services, effectively scale customer support and decrease product returns.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, income taxes, stock-based compensation expense, accrued liabilities, useful lives of property and equipment and capitalized software development costs, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates made by management with respect to these items.

Foreign Currency Translation

The U.S. dollar is the reporting currency for all periods presented. The functional currency of the Company’s foreign subsidiaries is generally the local currency. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average rate during the period. Equity transactions are translated using historical exchange rates. Adjustments resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in net loss for the period. The Company recognized $0.4 million net foreign currency loss in fiscal 2012, a net foreign currency gain of $0.2 million in fiscal 2011 and a nominal loss on foreign currency in fiscal 2010.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their respective fair values, due to the short-term nature of the instruments.

The Company applies the authoritative guidance on fair value measurements for financial assets and liabilities. The guidance defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosures surrounding fair value calculations. The guidance establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

Level 1:	Unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company.

Level 2:	Inputs that are observable in the marketplace other than those inputs classified as Level 1.

Level 3:	Inputs that are unobservable in the marketplace and significant to the valuation.

Cash and Cash Equivalents

The Company considers all highly liquid investments acquired with an original maturity of three months or less at the date of purchase and readily convertible to know amounts of cash to be cash equivalents. Cash and cash equivalents are deposited with banks in demand deposit accounts. Cash equivalents are stated at cost, which approximates market value, because of the short maturity of these instruments.

Short-term Investments

Short-term investments consist of U.S. treasury securities and agency securities that are a guaranteed obligation of the U.S. Government and are classified as available-for-sale securities. The Company may or may not hold securities with stated maturities greater than one year until maturity. After consideration of its risks versus reward objectives, as well as its liquidity requirements, the Company may sell these securities prior to their stated maturities. As the Company views these securities as available to support current operations, it has classified all available-for-sale securities as short-term. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. For the periods presented, realized and unrealized gains and losses on investments were not material. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment.

Restricted Cash

The Company’s restricted cash consists of a standby letter of credit under its Pledge and Security Agreement (see footnote 6) for corporate credit card services, secured by its money market account.

Accounts Receivable

Accounts receivable represent trade receivables from clients for whom the Company has provided services and not yet received payment. The Company presents accounts receivable net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of clients to make required payments. In estimating this allowance, the Company considers factors such as: historical collection experience, a client’s current credit-worthiness, client concentrations, age of the receivable balance, both individually and in the aggregate, and general economic conditions that may affect a client’s ability to pay. Any change in the assumptions used in analyzing a specific account receivable might result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. The allowance for doubtful accounts was $0.8 million and $0.4 million at April 30, 2012 and 2011, respectively.

Concentrations of Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and trade receivables. The Company’s cash and cash equivalents are placed with high-credit-quality financial institutions and issuers, and at times exceed federally insured limits. The Company has not experienced any loss relating to cash and cash equivalents in these accounts. The Company performs periodic credit evaluations of its clients and generally does not require collateral.

Property, Equipment and Capitalized Internal-Use Software Development Costs

Property and equipment is carried at cost less accumulated depreciation and amortization.

Depreciation and amortization is computed utilizing the straight-line method over the estimated useful lives of the related assets as follows:

Computer equipment	3 years
Furniture and fixtures	5 years
Office equipment	5 years
Software	3 years
Leasehold improvements	Shorter of estimated useful life or the lease term

When depreciable assets are sold or retired, the related cost and accumulated depreciation are removed from the accounts. Any gain or loss is included in other income (expense), net in the Company’s statement of operations. Major additions and betterments are capitalized. Maintenance and repairs which do not materially improve or extend the lives of the respective assets are charged to operating expenses as incurred.

The Company capitalizes certain development costs incurred in connection with its internal-use software. These capitalized costs are primarily related to its proprietary social commerce platform that is hosted by the Company and accessed by its clients on a subscription basis. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, direct internal and external costs are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Internal-use software development costs are amortized on a straight-line basis over its estimated useful life, generally three years, into cost of revenue.

Long-Lived Assets

The Company periodically reviews the carrying amounts of its long-lived assets to determine whether current events or circumstances warrant adjustment to such carrying amounts. In reviewing the carrying amounts of long-lived assets, the Company considers, among other factors, the future cash inflows expected to result from the use of the asset and its eventual disposition less the future cash outflows expected to be necessary to obtain those inflows. Upon a determination that the carrying value of assets will not be recovered from the undiscounted cash flow estimated to be generated by those assets, the carrying value of such assets would be considered impaired and reduced by a charge to operations in the amount of the impairment. There were no impairments to long-lived assets during the years ended April 30, 2012, 2011 and 2010.

Comprehensive Loss

Comprehensive loss is comprised of net loss, unrealized investment gains and losses and cumulative foreign currency translation adjustments. The accumulated comprehensive loss as of April 30, 2012 and 2011 was primarily due to unrealized losses on short-term investments and foreign currency translation adjustments.

Revenue Recognition

The Company generates revenue principally from the sale of subscriptions to its hosted social commerce platform and sells its application services pursuant to service agreements that are generally one year in length. The client does not have the right to take possession of the software supporting the application service at any time, nor do the arrangements contain general rights of return. The Company recognizes revenue when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery of the service has occurred, the fee is fixed or determinable, and collection is reasonably assured. The Company accounts for these arrangements by recognizing the arrangement consideration for the application service ratably over the term of the related agreement, commencing upon the later of the agreement start date or when all revenue recognition criteria have been met.

Deferred Revenue

Deferred revenue consists of subscription fees paid in advance of revenue recognition and is recognized as revenue recognition criteria are met. The Company invoices clients in a variety of installments and, consequently, the deferred revenue balance does not represent the total contract value of its non-cancelable subscription agreements. Deferred revenue that will be recognized during the succeeding 12 month period is recorded as current deferred revenue and the remaining portion is recorded as non-current deferred revenue.

Cost of Revenue

Cost of revenue consists primarily of personnel costs and related expenses together with allocated overhead costs, including depreciation and facility and office related expenses, associated with employees and contractors who provide our subscription services. Cost of revenue also includes co-location and related telecommunications costs, fees paid to third parties for resale arrangements and amortization of capitalized internal-use software development costs incurred in connection with its application services.

Advertising

Advertising costs are charged to operations as incurred. Advertising costs were insignificant for the years ended April 30, 2012, 2011 and 2010.

Treasury Stock

Shares of common stock repurchased by the Company and held in treasury are recorded at cost as treasury stock and result in a reduction of stockholders’ equity.

Stock-Based Compensation

The Company records stock-based compensation expense based upon the fair value for all stock options issued to all persons to the extent that such options vest. The fair value of each award is calculated by the Black-Scholes option pricing model. The Company recognizes compensation cost on a straight-line basis over the respective vesting period. The Company includes an estimated effect of forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of the awards. Stock-based compensation increased the loss before income taxes by $7.7 million, $4.7 million and $2.6 million for the years ended April 30, 2012, 2011 and 2010, respectively. The Company currently recognizes an insignificant tax benefit resulting from compensation costs expensed in the financial statements, however the Company provides a valuation allowance against the majority of deferred tax asset resulting from this type of temporary difference since it expects that it will not have sufficient future taxable income to realize such benefit.

The Black-Scholes option pricing model requires extensive use of financial estimates. Items requiring estimation include the underlying common stock value, expected term option holders will retain their vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term of a stock option and the number of stock options that will forfeit prior to the completion of their vesting period. Application of alternative assumptions could result in significantly different stock-based compensation amounts recorded in the financial statements.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities will be recognized in the period that includes the enactment date. A valuation allowance is established against the deferred tax assets to reduce their carrying value to an amount that is more likely than not to be realized.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for accounting for uncertainty in income taxes which clarifies the accounting for uncertainty in income taxes recognized in an entity’s consolidated financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company adopted the guidance on May 1, 2009.

Earnings Per Share

The Company computes basic earnings per share available to common stockholders by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the reporting period. The Company computes diluted earnings per share similarly to basic earnings per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. As the Company has only incurred losses to date, diluted earnings per share is the same as basic earnings per share.

Recent Accounting Pronouncements

Revenue Recognition

In September 2009, the FASB issued two consensuses that will significantly affect the revenue recognition accounting policies for transactions that involve multiple deliverables and sales of software-enabled devices. The guidance updates the existing multiple-element revenue arrangements guidance included under current authoritative guidance. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of account, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. The guidance was effective for the first annual reporting period beginning on or after July 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The new guidance does not have a material impact on our consolidated financial statements.

Fair Value Measurement

In May 2011, the FASB issued a standard to provide a consistent definition of fair value and change certain fair value measurement principles. In addition, the standard enhances the disclosure requirements concerning the measurement uncertainty of Level 3 fair value measurements. The updated accounting guidance is effective for interim and annual periods beginning after December 15, 2011 on a prospective basis. Early application is not permitted. This standard does not have a material impact on our consolidated financial statements.

Comprehensive Income

In June 2011, the FASB issued a standard to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard eliminates the option to present the components of other comprehensive income as part of the statement of equity. The updated accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 on a retrospective basis. Early application is permitted. We will adopt the updated guidance in the first quarter of fiscal year 2013. Since the updated guidance only requires a change in the placement of information already disclosed in our consolidated financial statements, we do not expect the adoption to have an impact on our consolidated financial statements.

3. Fair Value of Financial Assets and Liabilities

The following table summarizes our cash and cash equivalents as of April 30, 2012 and April 30, 2011:

	Year Ended April 30,
(in thousands)	2012	2011
Demand deposit accounts	$45,361	$15,050
Money market funds	288	—
U.S. Treasury bills	7,499	—
Corporate bonds (U.S. Gov. guaranteed)	21,219	—

Total cash and cash equivalents	$74,367	$15,050

The following table summarizes our short-term investments as of April 30, 2012(1):

	Year Ended April 30, 2012
(in thousands)	Cost	Gross Unrealized Gains (Losses)	Fair Value
Available-for-sale securities:
Certificates of deposit (U.S. Gov. guaranteed)	$4,510	$(14)	$4,496
U.S. Treasury notes	28,126	(28)	28,099
Corporate bonds (U.S. Gov. guaranteed)	18,245	(5)	18,239

Total short-term investments	$50,881	$(47)	$50,834

The following table summarizes the contractual underlying maturities of our short-term investments as of April 30, 2012:

(in thousands)	Cost	Fair Value
Due in one year or less	$50,881	$50,834
Due after one year	—	—

	$50,881	$50,834

(1)	We began investing in short-term investments during fiscal year 2012 and had no investments to report for the year ended April 30, 2011.

The following table summarizes the fair value of our financial assets and liabilities that were measured on a recurring basis as of April 30, 2012(1):

	Fair Value Measurements at April 30, 2012 Using
(in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$288	$—	$—	$288
US Treasury bills	7,499	—	—	7,499
Corporate bonds (U.S. Gov. guaranteed)	21,219	—	—	21,219

Total cash equivalents	29,006	—	—	29,006

Restricted cash:
Money market funds	500	—	—	500

Short-term investments:
Certificates of deposit (U.S. Gov. guaranteed)	4,496	—	—	4,496
US Treasury notes	28,099	—	—	28,099
Corporate bonds (U.S. Gov. guaranteed)	18,239	—	—	18,239

Total short-term investments	50,834	—	—	50,834

Total assets	$80,340	$—	$—	$80,340

(1)	We did not hold any investments for the year ended April 30, 2011 and therefore do not have any fair value measurements to report for the year ended April 30, 2011.

4. Property and Equipment and Capitalized Internal-Use Software Development Costs

Property and equipment, including capitalized internal-use software development costs, consisted of the following:

	April 30,
(in thousands)	2012	2011
Computer equipment	$2,508	$1,687
Furniture and fixtures	2,255	1,895
Office equipment	985	605
Software	1,151	1,003
Capitalized internal-use software development costs	4,998	2,657
Leasehold improvements	3,894	3,002

	15,791	10,849
Less: accumulated depreciation and amortization	(6,923)	(3,984)

Property, equipment, and capitalized software, net	$8,868	$6,865

Depreciation and amortization relating to the Company’s property and equipment for the years ended April 30, 2012, 2011 and 2010 was $2.1 million, $1.7 million and $1.0 million, respectively. Amortization related to the Company’s capitalized internal-use software development costs for the years ended April 30, 2012, 2011 and 2010 was $1.0 million, $0.6 million and $0.4 million, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued liabilities, including other liabilities, consisted of the following:

	April 30,
(in thousands)	2012	2011
Accrued rent	$830	$946
Accrued compensation	5,926	3,877
Accrued other liabilities	4,681	1,476
Accrued taxes	1,288	535

Accrued expenses and other current liabilities	$12,725	$6,834

In October 2009, the Company signed a new lease agreement in Austin, Texas to expand its corporate headquarters. In conjunction with the lease signing, the Company received $2.9 million of leasehold improvement incentives. This amount was recorded as a liability and is being amortized over the term of the lease as a reduction to rent expense. As of April 30, 2012, $0.6 million of the lease incentive liability was included within accrued rent and $1.5 million of lease incentive liability was included in other liabilities, long term.

6. Debt

On July 18, 2007, the Company entered into a loan and security agreement, or the Loan Agreement, with a financial institution under which the Company secured a revolving line of credit with a borrowing capacity of up to $2.0 million and a $250,000 equipment loan facility, which terminated by its maturity on January 18, 2011. On November 30, 2008, the Company entered into an amendment to the Loan Agreement, increasing the borrowing capacity of the revolving line of credit to $7.0 million and creating a credit card services subfacility of up to $150,000. On July 20, 2009, the Company entered into a second amendment that created a letter of credit subfacility of up to $0.9 million and on January 22, 2010, the Company entered into a third amendment, increasing the letter of credit sublimit to $1.0 million to increase the face amount of the letter of credit in connection with its expanded leased office space in Austin, Texas. On September 27, 2010, the Company entered into a fourth amendment to the Loan Agreement increasing the borrowing capacity of the revolving line of credit to $10.0 million with an option to increase the line to $15.0 million and the combined letter of credit and credit card services subfacility to $2.65 million. On May 12, 2011, the Company increased the face amount of the standby letter of credit issued under the Loan Agreement in favor of its landlord by $0.8 million and on February 28, 2012, the Company increased the face amount of the standby letter of credit issued under the Loan Agreement in favor of its landlord by another $0.5 million as collateral for additional office space leased at the Company’s headquarters in Austin, Texas.

On January 31, 2012, the Company entered into a Fifth Amendment to the Loan Agreement. This amendment increased the borrowing capacity of the revolving line of credit to $30.0 million. The Company may request advances in an aggregate outstanding amount not to exceed the lesser of (a) $30.0 million or (b) 100% of eligible monthly service fees as defined in the Loan Agreement, inclusive of any amounts outstanding under the credit card services sublimit. The revolving line of credit expires on January 31, 2015 with all advances immediately due and payable. The revolving line of credit bears interest at the prime based rate as defined in the Loan Agreement except during any period of time during which, in accordance with the Loan Agreement, the line bears interest at the daily adjusting LIBOR rate. Borrowings under the revolving line of credit are collateralized by substantially all assets of the Company. The Loan Agreement contains certain financial and nonfinancial covenants. As of April 30, 2012 and April 30, 2011, the Company was in compliance with the terms of these covenants.

On November 4, 2008, the Company entered into a pledge and security agreement with a financial institution for a standby letter of credit for credit card services from a separate financial institution for an amount not to exceed $0.1 million. The Company pledged a security interest in our money market account, in which the balance must equal at least the credit extended. On March 17, 2010, the standby letter of credit for credit card services was increased to $0.3 million. On May 18, 2011, the standby letter of credit for credit card services was increased to $0.5 million. This letter of credit expires annually and the pledged security interest is recorded as short-term restricted cash in our financial statements.

7. Redeemable Convertible Preferred Stock

In February 2012, upon the consummation of the Company’s initial public offering, all 27,897,031 outstanding shares of our redeemable convertible preferred stock automatically converted into shares of common stock, in accordance with the terms of our certificate of incorporation.

8. Common Stock

On February 29, 2012, we completed our initial public offering in which we sold 10,906,941 shares of our common stock, of which 10,422,645 shares were offered by the Company and 484,296 shares were offered by selling stockholders, at a price of $12 per share. The gross proceeds raised by the Company from the sale of our common stock in the offering was approximately $125.1 million, resulting in net proceeds from the sale of our common stock of approximately $112.8 million, after deducting underwriting discounts and commissions of approximately $8.8 million and other offering expenses of approximately $3.5 million.

9. Stock Options

2005 Stock Plan

On June 14, 2005, the Company adopted the Bazaarvoice, Inc. 2005 Stock Plan (the “2005 Plan”). The 2005 Plan provides in part that incentive and non-statutory stock options, as defined by the Internal Revenue Code of 1986, as amended, to purchase shares of the Company’s common stock may be granted to employees, directors and consultants. Stock Purchase Rights may also be granted under the 2005 Plan. The Company’s ability to grant any future equity awards under the 2005 Plan was terminated in January 2012. As of April 30, 2012, options to purchase 12,013,547 shares of common stock were outstanding under the 2005 Plan. The Company’s 2005 Plan will continue to govern the terms and conditions of the outstanding equity awards granted under the 2005 Plan.

2012 Stock Plan

On January 17, 2012, the Company adopted the Bazaarvoice, Inc. 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan was adopted to replace the Bazaarvoice, Inc. 2005 Plan and also gives the Company the ability to grant Restricted Stock and Performance Related Stock. As of April 30, 2012, the Company has authorized 4,313,274 million shares of common stock for issuance under the Plan. Accordingly, the Company has reserved 4,313,274 million shares of common stock to permit exercise of options outstanding in accordance with the terms of the Plan. All equity awards granted following our initial public offering were granted under our 2012 Plan. As of April 30, 2012, options to purchase 69,300 shares of our common stock were outstanding under the 2012 Plan.

Similar to the 2005 Plan, incentive stock options may be issued at an exercise price equal to at least 100% of the fair market value of the Company’s common stock at the option grant date as determined pursuant to the Plan. In the absence of an established market for the Company’s common stock, the fair market value is determined in good faith by the Company’s Board of Directors or by a committee appointed to administer the Plan (collectively, the “Plan Administrator”). The maximum term of these options is ten years measured from the date of grant. No portion of any incentive stock option may be exercised after the expiration date. However, if an employee owns or is deemed to own more than 10% of the combined voting power of all classes of stock of the Company and an incentive stock option is granted to such employee, the term of such incentive stock option will be no more than five years from the date of grant or such shorter term as may be provided in the option agreement and the exercise price will be no less than 110% of the fair market value on the date of grant.

At the time of grant, the Plan Administrator determines the fair market value, exercise price, and vesting term of the options granted. Each option is exercisable at such time or times, during such period of time and for such number of shares as the Plan Administrator determines and as set forth in the documents evidencing the option grant. Options under the Plan vest over periods ranging from one to four years. Under certain conditions, vesting is accelerated as to each option outstanding under the Plan at the time of a change in control (as defined in the Plan).

The Company estimates the fair value of options granted using the Black-Scholes option pricing model. Since the Company was a private entity prior to our initial public offering in February 2012 with little historical data regarding the volatility of the common stock price, the Company bases the expected volatility on the historical and implied volatility of comparable companies from a representative industry peer group. The expected volatility of options granted is determined using an average of the historical volatility measures of this peer group. As allowed under current guidance, the Company has elected to apply the “simplified method” in developing the estimate of expected life for “plain vanilla” stock options by using the midpoint between the graded vesting period and the contractual termination date as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The Company has not paid and does not anticipate paying cash dividends on the common stock; therefore, the expected dividend yield was assumed to be zero. The risk-free interest rate assumption is based on observed market interest rates appropriate for the term of the Company’s employee options.

The fair value for the Company’s options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year Ended April 30,
	2012	2011	2010
Expected volatility	55% - 58%	58% - 62%	62% - 68%
Risk-free interest rate	1.05% - 2.14%	1.75% - 2.75%	2.00% - 2.95%
Expected term (in years)	5.75 - 6.25	6.00 - 6.25	5.00 - 6.25
Dividend yield	0%	0%	0%

Stock Option Activity

Stock option activity was as follows:

(in thousands, except per share & life data)	Number of Options Outstanding	Exercise Price	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
Balances at April 30, 2010	9,994	$0.03 - 4.13	$2.08	8.05
Options granted	4,227	4.20 - 6.28	4.89	9.18
Options exercised	(1,276)	0.03 - 4.13	1.62
Options forfeited	(1,254)	0.12 - 5.35	3.04

Balances at April 30, 2011	11,691	$0.03 - 6.28	$3.02	7.84
Options granted	2,932	6.58 - 18.67	9.41	9.44
Options exercised	(1,677)	0.03 - 4.86	1.82
Options forfeited	(863)	0.16 - 9.60	5.33

Balance at April 30, 2012	12,083	0.03 -18.67	4.57	7.49

Options vested and exercisable at April 30, 2012	6,578	$0.03 - 9.60	$2.61	6.39

The weighted-average grant date fair value of options granted during the fiscal years ended April 30, 2012, 2011, and 2010 was $5.14, $2.81 and $2.00, respectively.

The aggregate intrinsic value of options exercised during the fiscal years ended April 30, 2012, 2011, and 2010 was $10.8 million, $4.6 million and $4.0 million, respectively.

The total unrecognized stock-based compensation expense related to unvested stock options and subject to recognition in future periods was $70.8 million as of April 30, 2012. This amount relates to 5.5 million shares with a per share weighted-average fair value of $6.95. The Company anticipates this expense to be recognized over a weighted-average period of 8.8 years.

Restricted Stock Activity

Restricted stock activity was as follows:

(in thousands, except per share & life data)	Number of Restricted Shares Outstanding	Issue Price	Weighted- Average Fair Market Value	Weighted- Average Remaining Contractual Life
Balances at April 30, 2011	—	$—	$—	—
Restricted shares granted	16	18.67	18.67	2.93
Restricted shares vested	—	—	—	—
Restricted shares forfeited	—	—	—	—

Balances at April 30, 2012	16	$18.67	$18.67	2.93

10. Loss Per Share Applicable To Common Stockholders

The following table sets forth the computations of loss per share applicable to common stockholders for the years ended April 30, 2012, 2011 and 2010.

	Year Ended April 30,
(in thousands, except per share data)	2012	2011	2010
Net loss	$(24,329)	$(20,057)	$(7,974)
Less accretion of redeemable convertible preferred stock	(38)	(46)	(43)

Loss applicable to common stockholders	$(24,367)	$(20,103)	$(8,017)

Basic and diluted earnings per share	$(0.92)	$(1.13)	$(0.48)
Weighted average number of shares	26,403	17,790	16,637
Potentially dilutive securities(1):
Outstanding stock options	6,241	3,941	3,251
Redeemable convertible preferred shares	22,714	27,897	27,329
Restricted shares	1	—	—

(1)	The impact of potentially dilutive securities on earnings per share is anti-dilutive in a period of net loss.

All of the outstanding shares of redeemable convertible preferred stock were automatically converted into shares of common stock upon the consummation of the Company’s initial public offering.

11. Income Taxes

U.S. and International components of income before income taxes were as follows:

	Year Ended April 30,
(in thousands)	2012	2011	2010
U.S.	$(24,711)	$(20,378)	$(8,006)
International	1,193	882	237

Loss before income taxes	$(23,518)	$(19,496)	$(7,769)

The income tax expense is composed of the following:

	Year Ended April 30,
(in thousands)	2012	2011	2010
Current
Federal	$—	$—	$—
State	350	256	136
International	767	233	74
Deferred
Federal	(7,488)	(6,183)	(2,101)
State	1	1	1
International	(282)	72	(5)
Change in valuation allowance	7,463	6,182	2,100

	$811	$561	$205

The difference between the tax benefit derived by applying the Federal statutory income tax rate to net losses and the expense recognized in the financial statements is as follows:

	Year Ended April 30,
(in thousands)	2012	2011	2010
Benefit derived by applying the Federal statutory income tax rate to net losses before income taxes	$(7,996)	$(6,629)	$(2,641)
State tax provision	237	152	137
Foreign tax rate differentials	(110)	(48)	(12)
R&D credit	(613)	(586)	(171)
Stock options	1,448	1,209	749
Permanent differences and other	382	281	43
Expense attributable to change in valuation allowance	7,463	6,182	2,100

	$811	$561	$205

As of April 30, 2012, 2011 and 2010, the Company had federal net operating loss carry-forwards of $49.1 million, $29.3 million and $16.2 million and research and development credit carry-forwards of $1.4 million, $1.0 million and $0.4 million, respectively, which will begin expiring in 2026 if not utilized. At April 30, 2012, the Company had $3.8 million of excess stock based compensation tax deductions that have not been used to reduce income taxes payable. The benefit to be recognized as a component of stockholders’ deficit when these deductions are used to reduce income taxes payable is $1.3 million.

The components of the net deferred tax amounts recognized in the accompanying consolidated balance sheets are:

	Year Ended April 30,
(in thousands)	2012	2011
Current deferred tax assets:
Bad debts	$268	$130
Other accruals	598	104
Employee benefits	—	10
Deferred marketing	—	48
Deferred rent	282	1,218
Deferred revenue	1,716	1,232

Current deferred tax asset	$2,864	$2,742

Noncurrent deferred tax assets (liabilities):
Basis of property, equipment, capitalized software	$(2,116)	$(1,667)
Deferred rent	817	—
Deferred revenue	108	230
Charitable contributions	119	36
Stock options	1,520	562
Unrealized gain/loss	—	(92)
Start-up/org costs	—	3
R&D credit	1,355	947
State tax credit	16	25
Net operating losses	15,412	9,538

Noncurrent deferred tax assets (liabilities)	$17,231	$9,582

Valuation allowance	19,854	12,391

Net deferred tax asset (liability)	$241	$(67)

Total deferred tax assets and deferred tax liabilities are listed as follows:

	Year Ended April 30,
(in thousands)	2012	2011
Total deferred tax assets	$22,219	$14,083
Total deferred tax liabilities	(2,124)	(1,759)
Total valuation allowance	(19,854)	(12,391)

Total deferred tax asset (liability)	$241	$(67)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of April 30, 2012 and 2011, the Company had net deferred tax assets of $20.1 million and $12.3 million, respectively.

Utilization of the net operating losses and tax credit carry-forwards may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss and tax credit carry-forwards before utilization.

The Company has established a valuation allowance equal to the net deferred tax asset in the U.S. due to uncertainties regarding the realization of the deferred tax assets based on the Company’s lack of earnings history. The valuation allowance increased by $7.5 million and $6.2 million during the years ended April 30, 2012 and 2011, respectively.

Deferred U.S. income taxes and foreign withholding taxes are not provided on the undistributed cumulative earnings of foreign subsidiaries because those earnings are considered to be permanently reinvested in those operations. The permanently reinvested undistributed earnings were $2.7 million, $1.0 million and $0.5 million as of April 30, 2012, 2011 and 2010, respectively. The tax impact resulting from a distribution of these earnings would be $0.9 million, $0.3 million and $0.2 million for the years ended April 30 2012, 2011 and 2010, respectively, based on the U.S. statutory rate of 34 percent.

The Company adopted the authoritative guidance for uncertain tax provisions in the year ended April 30, 2010. As a result of the implementation of this guidance, the Company recognized an immaterial increase in the liability for unrecognized tax benefits, which was accounted for as an increase to accumulated deficit. The Company does not anticipate a material change in the unrecognized tax benefits in the next twelve months.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. During the years ended April 30, 2012 and 2011, the Company recognized immaterial amounts in interest and penalties, respectively. The Company had an immaterial amount accrued for the payment of interest and penalties as of April 30, 2012 and 2011.

The aggregate changes in the balance of unrecognized tax benefits were as follows:

	April 30,	April 30,	April 30,
(in thousands)	2012	2011	2010
Balance, beginning of year	$369	$174	$112
Increases for tax positions related to the current year	232	195	62
Increases for tax positions related to prior years	9	—
Decreases for tax positions related to prior years	(68)	—
Reductions due to lapsed statute of limitations	(3)	—

Balance, end of year	$539	$369	$174

As of April 30, 2012, the total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $0.5 million.

The Company is subject to taxation in the U.S., various state, and foreign jurisdictions. As of April 30, 2012, the Company’s fiscal years 2005 forward are subject to examination by the U.S. tax authorities due to loss carry-forwards, and fiscal years 2007 forward are subject to examination in material state and foreign jurisdictions.

12. Commitments and Contingencies

The Company has non-cancelable operating leases for office space. The Company recognizes expense on a straight-line basis and records the difference between recognized rental expense and amounts payable under the lease as deferred rent.

Future minimum lease payments, by year and in aggregate, under non-cancelable operating leases consist of the following as of April 30, 2012:

Operating Lease Obligations
(in thousands)	April 30,
2013	$3,163
2014	2,855
2015	2,600
2016	1,623

Total minimum lease payments	$10,241

Rent expense for the years ended April 30, 2012, 2011 and 2010, was $1.7 million, $1.3 million and $1.2 million, respectively.

13. Employee Benefit Plan

On April 7, 2006, the Company adopted a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. The Company has made no contributions to date.

14. Related Party Transaction

In August 2011, the Company paid Dev C. Ittycheria, a member of our board of directors, $0.4 million in compensation to reimburse Mr. Ittycheria for taxes associated with the option for 274,993 shares granted to him on January 18, 2010, the exercise price of which was below the fair market value of our common stock at that time.

15. Operating Segment and Geographic Information

We operate as a single segment. Our chief operating decision-maker is considered to be our Chief Executive Officer. The chief operating decision-maker allocates resources and assesses performance of the business at the consolidated level.

Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer reviews financial information including profit and loss information on a consolidated basis, accompanied by revenue information, for purposes of allocating resources and evaluating financial performance. We have one business activity, and there are no segment managers who are held accountable for operations, operating results or components below the consolidated unit level. Accordingly, we considered ourselves to be in a single operating and reporting segment structure.

Revenue by geography is based on the billing address of the client. The following table presents the Company’s revenue by geographic region for the periods presented (in thousands):

	Year Ended April 30,
(in thousands)	2012	2011	2010
Net revenue by geographic location:
United States	$79,516	$48,429	$28,912
International	26,620	16,053	9,736

Total	$106,136	$64,482	$38,648

We did not have a significant amount of long-lived assets located outside of the United States at April 30, 2012, 2011 or 2010.

16. Quarterly Financial Information (Unaudited)

The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters ended April 30, 2012. The Company has prepared the quarterly data on a consistent basis with the audited consolidated financial statements included elsewhere in this report and, in the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

(in thousands)	April 30, 2012	January 31, 2012	October 31, 2011	July 31, 2011	April 30, 2011	January 31, 2011	October 31, 2010	July 31, 2010
Revenue	$31,431	$27,602	$25,015	$22,088	$19,281	$17,306	$14,943	$12,952
Cost of revenue	10,325	9,514	8,805	7,797	7,293	6,676	6,414	5,232

Gross profit	21,106	18,088	16,210	14,291	11,988	10,630	8,529	7,720
Operating expenses:
Sales and marketing	14,257	12,152	12,125	11,192	10,116	8,592	8,063	7,797
Research and development	6,811	6,059	4,576	3,343	2,999	2,801	2,641	2,406
General and administrative	6,047	5,934	4,815	5,099	3,598	3,281	3,333	2,944

Total operating expenses	27,115	24,145	21,516	19,634	16,713	14,674	14,037	13,147

Operating loss	(6,009)	(6,057)	(5,306)	(5,343)	(4,725)	(4,044)	(5,508)	(5,427)

Total other income (expense), net	(15)	(337)	(367)	(84)	205	(50)	108	(55)

Net loss before income taxes	(6,024)	(6,394)	(5,673)	(5,427)	(4,520)	(4,094)	(5,400)	(5,482)
Income tax expense	343	181	178	109	139	149	137	136

Net loss	$(6,367)	$(6,575)	$(5,851)	$(5,536)	$(4,659)	$(4,243)	$(5,537)	$(5,618)

17. Subsequent Events

On May 24, 2012, we entered into a definitive agreement to acquire privately-held PowerReviews, Inc. a leading provider of social commerce solutions based in San Francisco, California. Under the terms of the agreement, Bazaarvoice will pay up to approximately $31.0 million in cash, issue up to approximately 6.4 million shares of common stock and assume vested and unvested options to purchase the common stock of PowerReviews equivalent to 1.6 million options to purchase the common stock of Bazaarvoice. At the closing share price on May 23, 2012, the market value of the transaction is approximately $151.9 million, including the assumption of vested and unvested options but excluding the potential cash proceeds that may arise from the exercise of these assumed options. The final purchase price for accounting purposes may differ significantly from this amount based on a fair value calculation of vested options assumed and the fact that unvested options assumed are not included in the purchase price, but expensed over the subsequent service period. The transaction is expected to close during the first fiscal quarter ending July 31, 2012 subject to customary closing conditions.

BAZAARVOICE, INC.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Additions	Write-offs	Ending Balance
Allowance for doubtful accounts, customers and other:
Year Ended April 30, 2010	$146	$175	$(93)	$228
Year Ended April 30, 2011	228	482	(329)	381
Year Ended April 30, 2012	381	1,083	(676)	788

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting and Attestation of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended April 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We have adopted a code of ethics that applies to the Company’s directors, officers, and employees, including the Chief Executive Officer and Chief Financial Officer and any other persons performing similar functions. The text of our code of ethics, “Code of Business Ethics and Conduct”, has been posted on our website at http://investors.bazaarvoice.com/governance.cfm. We will provide a copy of the code of ethics without charge upon request to Corporate Secretary, Bazaarvoice, Inc., 3900 N. Capital of Texas Highway, Suite 300, Austin, Texas 78746-3211.

Additional information required by this item is incorporated by reference from our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the 2012 fiscal year, all of which information is hereby incorporated by reference in and made part of, this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the 2012 fiscal year, all of which information is hereby incorporated by reference in and made part of, this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the 2012 fiscal year, all of which information is hereby incorporated by reference in and made part of, this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the 2012 fiscal year, all of which information is hereby incorporated by reference in and made part of, this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the 2012 fiscal year, all of which information is hereby incorporated by reference in and made part of, this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

2. Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

BAZAARVOICE, INC. (Registrant)

Date: June 11, 2012	By:	/s/ Brett A. Hurt
Brett A. Hurt Founder, Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brett A. Hurt and Stephen R. Collins, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Bazaarvoice, Inc., and any or all amendments (including post-effective amendments) thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated

Signature	Title	Date

/s/ Brett A. Hurt Brett A. Hurt	Director, Founder, Chief Executive Officer and President (principal executive officer)	June 11, 2012

/s/ Stephen R. Collins Stephen R. Collins	Chief Financial Officer and Chief Innovation Officer (principal financial officer and principal accounting officer)	June 11, 2012

/s/ Abhishek Agrawal Abhishek Agrawal	Director	June 11, 2012

/s/ Neeraj Agrawal Neeraj Agrawal	Director	June 11, 2012

/s/ Michael S. Bennett Michael S. Bennett	Director	June 11, 2012

/s/ Sydney L. Carey Sydney L. Carey	Director	June 11, 2012

Signature	Title	Date

/s/ Dev C. Ittycheria Dev C. Ittycheria	Director	June 11, 2012

/s/ Edward B. Keller Edward B. Keller	Director	June 11, 2012

Thomas J. Meredith	Director

/s/ Christopher A. Pacitti Christopher A. Pacitti	Director	June 11, 2012

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-176506	3.2	8/26/11

3.2	Amended and Restated Bylaws of the Registrant	S-1	333-176506	3.4	8/26/11

4.1	Specimen Common Stock Certificate of the Registrant	S-1	333-176506	4.1	11/17/2011

4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain stockholders, dated February 9, 2010	S-1	333-176506	4.2	8/26/11

4.3	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement among the Registrant and certain stockholders, dated February 9, 2010	S-1	333-176506	4.2.1	2/9/12

10.1+	Form of Indemnification Agreement for directors and officers	S-1	333-176506	10.1	8/26/11

10.2+	2005 Stock Plan, as amended	S-1	333-176506	10.2	2/9/12

10.3+	Form of Stock Option Agreement under 2005 Stock Plan	S-1	333-176506	10.3	8/26/11

10.4+	Form of Stock Option Agreement (Early Exercise) under 2005 Stock Plan	S-1	333-176506	10.4	8/26/11

10.5+	2012 Equity Incentive Plan	S-1	333-176506	10.5	2/9/12

10.6+	Form of Stock Option Award Agreement under 2012 Equity Incentive Plan	S-1	333-176506	10.6	2/9/12

10.7+	Form of Restricted Stock Unit Award Agreement under 2012 Equity Incentive Plan	S-1	333-176506	10.7	2/9/12

10.8+	Form of Restricted Stock Purchase Agreement under 2012 Equity Incentive Plan	S-1	333-176506	10.7.1	2/9/12

10.9+	2012 Employee Stock Purchase Plan	S-1	333-176506	10.8	2/9/12

10.10+	Terms of Employment between the Registrant and Brett A. Hurt, dated June 14, 2005	S-1	333-176506	10.12	8/26/11

10.11+	Offer of Employment between the Registrant and Bryan C. Barksdale, dated July 15, 2010	S-1	333-176506	10.13	8/26/11

10.12+	Offer of Employment between the Registrant and Heather J. Brunner, dated July 7, 2008	S-1	333-176506	10.14	8/26/11

10.13+	Amendment to Offer of Employment between the Registrant and Heather J. Brunner, dated June 30, 2010	S-1	333-176506	10.15	8/26/11

10.14+	Offer of Employment between the Registrant and Stephen R. Collins, dated August 13, 2010	S-1	333-176506	10.16	8/26/11

10.15+	Amended and Restated Offer of Employment between the Registrant and Erin C. Nelson, dated August 16, 2011	S-1	333-176506	10.18	8/26/11

10.16+	Offer of Employment between the Registrant and Ryan D. Robinson, dated April 2, 2012

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.17+	Board of Directors Offer Letter between the Registrant and Dev C. Ittycheria, dated November 5, 2009	S-1	333-176506	10.24	8/26/11

10.18+	Office Lease Agreement between the Registrant and 3900 San Clemente, L.P., dated July 15, 2009	S-1	333-176506	10.25	8/26/11

10.19+	First Amendment to Lease Agreement between the Registrant and 3900 San Clemente, L.P., dated January 19, 2010	S-1	333-176506	10.26	8/26/11

10.20	Second Amendment to Lease Agreement between the Registrant and 3900 San Clemente, L.P., dated February 8, 2010	S-1	333-176506	10.27	8/26/11

10.21	Third Amendment to Lease Agreement between the Registrant and 3900 San Clemente, L.P., dated March 30, 2010	S-1	333-176506	10.28	8/26/11

10.22	Fourth Amendment to Lease Agreement between the Registrant and 3900 San Clemente, L.P., dated May 11, 2011	S-1	333-176506	10.29	8/26/11

10.23	Fifth Amendment to Lease Agreement between the Registrant and 3900 San Clemente, L.P., dated February 27, 2012

10.24	Loan and Security Agreement between the Registrant and Comerica Bank, dated July 18, 2007	S-1	333-176506	10.30	8/26/11

10.25	First Amendment to Loan and Security Agreement between the Registrant and Comerica Bank, dated November 30, 2008	S-1	333-176506	10.31	8/26/11

10.26	Second Amendment to Loan and Security Agreement between the Registrant and Comerica Bank, dated July 20, 2009	S-1	333-176506	10.32	8/26/11

10.27	Third Amendment to Loan and Security Agreement between the Registrant and Comerica Bank, dated January 22, 2010	S-1	333-176506	10.33	8/26/11

10.28	Fourth Amendment to Loan and Security Agreement between the Registrant and Comerica Bank, dated September 27, 2010	S-1	333-176506	10.34	8/26/11

10.29	Fifth Amendment to Loan and Security Agreement between the Registrant and Comerica Bank, dated January 31, 2012	S-1	333-176506	10.34.1	2/9/12

10.30	Side Letter to Stock Purchase Agreement between the Registrant and General Atlantic Partners 90, L.P. et al., dated February 9, 2012	S-1	333-176506	10.36	2/9/12

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained on signature page hereto)

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

+	Indicates a management contract or compensatory plan.