Form 10-Q
period 2012-07-31
Bazaarvoice Inc
filed 2012-09-10
CIK 1330421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No. 001-35433

BAZAARVOICE, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2908277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3900 N. Capital of Texas Highway, Suite 300 Austin, Texas	78746-3211
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 551-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of August 31, 2012 was 69,054,675.

Bazaarvoice, Inc.

Bazaarvoice, Inc.

Unaudited Condensed Consolidated Balance Sheets

	July 31,	April 30,
	2012	2012
	(in thousands except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$68,145	$74,367
Restricted cash	604	500
Short-term investments	74,660	50,834
Accounts receivable, net of allowance for doubtful accounts of $878 and $788, as of July 31, 2012, and April 30, 2012, respectively	18,409	17,977
Prepaid expenses and other current assets	3,624	3,873

Total current assets	165,442	147,551
Property, equipment, and capitalized software, net	11,339	8,868
Goodwill	112,700	—
Acquired intangibles, net	40,481	—
Other non-current assets	393	448

Total assets	$330,355	$156,867

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,754	$2,523
Accrued expenses and other current liabilities	12,704	12,725
Deferred revenue	46,450	42,152

Total current liabilities	63,908	57,400
Deferred revenue less current portion	2,684	3,434
Deferred tax liability, non-current	1,357	31
Other liabilities, non-current	2,605	2,404

Total liabilities	70,554	63,269
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock – $0.0001 par value; 150,000,000 shares authorized, 69,029,568 shares issued and 68,779,568 shares outstanding as of July 31, 2012; 150,000,000 shares authorized, 58,779,937 shares issued and 58,529,937 shares outstanding as of April 30, 2012	7	6
Treasury stock, at cost – 250,000 shares at July 31, 2012 and April 30, 2012	—	—
Additional paid-in capital	343,602	158,769
Accumulated other comprehensive income (loss)	(112)	(20)
Accumulated deficit	(83,696)	(65,157)

Total stockholders’ equity	259,801	93,598

Total liabilities and stockholders’ equity	$330,355	$156,867

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended July 31,
	2012	2011
	(in thousands except per share data)
Revenue	$35,662	$22,088
Cost of revenue	12,633	7,797

Gross profit	23,029	14,291

Operating expenses:
Sales and marketing	15,322	11,192
Research and development	7,494	3,343
General and administrative	16,196	5,099
Acquisition related	1,384	—
Amortization of acquired intangible assets	480	—

Total operating expenses	40,876	19,634

Operating loss	(17,847)	(5,343)

Other income (expense), net
Interest income	49	7
Other income (expense)	(453)	(91)

Total other (expense), net	(404)	(84)

Loss before income taxes	(18,251)	(5,427)
Income tax expense	288	109

Net loss	$(18,539)	$(5,536)
Less accretion of redeemable convertible preferred stock	—	(13)

Net loss applicable to common stockholders	$(18,539)	$(5,549)

Net loss per share applicable to common stockholders:
Basic and diluted	$(0.30)	$(0.29)

Basic and diluted weighted average number of shares outstanding	62,451	18,817

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

	For the Three Months Ended July 31,
	2012	2011
	(in thousands)
Net loss	$(18,539)	$(5,536)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(70)	(14)
Cumulative unrealized loss on marketable securities	(22)	—

Total other comprehensive loss, net of tax	(92)	(14)

Comprehensive loss	$(18,631)	$(5,550)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

	Common Stock		Treasury Stock
(in thousands)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at April 30, 2012	58,780	$6	(250)	$—	$158,769	$(20)	$(65,157)	$93,598

Stock issued to acquire PowerReviews	6,381	1	—	—	119,695	—	—	119,696
Issuance of common stock (net of issuance costs)	3,625	—	—	—	51,937	—	—	51,937
Excess tax benefit related to stock options	—	—	—	—	82	—	—	82
Stock-based expense	—	—	—	—	12,338	—	—	12,338
Exercise of stock options	244	—	—	—	781	—	—	781
Foreign currency translation adjustment	—	—	—	—	—	(70)	—	(70)
Change in unrealized (loss)/gain on investments	—	—	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	—	—	(18,539)	(18,539)

Balance at July 31, 2012	69,030	$7	(250)	$—	$343,602	$(112)	$(83,696)	$259,801

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended July 31,
	2012	2011
	(in thousands)
Operating activities
Net loss	$(18,539)	$(5,536)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,713	665
Stock-based expense	12,338	1,558
Bad debt expense	153	192
Excess tax benefit related to stock options	(82)	—
Changes in operating assets and liabilities:
Accounts receivable	1,129	(1,249)
Prepaid expenses and other current assets	442	605
Other non-current assets	57	—
Accounts payable	2,086	1,471
Accrued expenses and other current liabilities	(1,044)	1,334
Deferred revenue	(276)	1,475
Other liabilities, long-term	201	—

Net cash (used in) provided by operating activities	(1,822)	515
Investing activities
Acquisitions, net of cash acquired	(30,313)	—
Purchases of property and equipment and capitalized internal use software development cost	(3,196)	(687)
Purchases of short-term investments	(24,126)	—
Maturity of short-term investments	277	—
Increase of restricted cash	—	(250)

Net cash used in investing activities	(57,358)	(937)
Financing activities
Proceeds from follow-on offering, net of costs	52,184	—
Proceeds from exercise of stock options	780	1,569
Excess tax benefit related to stock options	82	—

Net cash provided by financing activities	53,046	1,569
Effect of exchange rate fluctuations on cash and cash equivalents	(88)	(16)

Net change in cash and cash equivalents	(6,222)	1,131
Cash and cash equivalents at beginning of quarter	74,367	15,050

Cash and cash equivalents at end of quarter	$68,145	$16,181

Supplemental disclosure of other cash flow information:
Cash paid for income taxes	$236	$1
Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock	$—	$13
Accrued stock offering costs	246	670
Issuance of stock for acquisition	119,696	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Nature of Operations

Bazaarvoice is a leading provider of social commerce solutions that help its clients capture, display and analyze online word of mouth, including consumer-generated ratings and reviews, questions and answers, stories, recommendations, photographs, videos and other content about its clients’ brands, products or services. Bazaarvoice, which literally means “voice of the marketplace,” was founded on the premise that online word of mouth is critical to consumers and businesses because of its influence on purchasing decisions, both online and offline.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s significant accounting policies and recent accounting pronouncements are described in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2012, filed on June 11, 2012. There have been no changes in the Company’s accounting policies since April 30, 2012. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10-K.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the three months ended July 31, 2012 are not necessarily indicative of results that may be expected for the year ending April 30, 2013 or any other period.

Fair Value of Financial Instruments

The Company applies the authoritative guidance on fair value measurements for financial assets and liabilities and non-financial assets and liabilities, such as goodwill, indefinite-lived intangible assets and property plant and equipment that are measured at fair value on a non-recurring basis. The guidance defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosures surrounding fair value calculations. The guidance establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

Level 1: Unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company.

Level 2: Inputs that are observable in the marketplace other than those inputs classified as Level 1.

Level 3: Inputs that are unobservable in the marketplace and significant to the valuation.

Recently Adopted Accounting Pronouncements

Comprehensive Income

In June 2011, the FASB issued a standard to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard eliminates the option to present the components of other comprehensive income as part of the statement of equity. The updated accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 on a retrospective basis. Early application is permitted. The Company has adopted the updated guidance in the first quarter of fiscal year 2013.

Bazaarvoice, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

3. Fair Value of Financial Assets and Liabilities

The following table summarizes the Company’s cash and cash equivalents as of July 31, 2012 and April 30, 2012:

(in thousands)	July 31, 2012	April 30, 2012
Demand deposit accounts	$62,698	$45,361
Money market funds	447	288
U.S. Treasury bills	5,000	7,499
Corporate bonds (U.S. Gov. guaranteed)	—	21,219

Total cash and cash equivalents	$68,145	$74,367

The following table summarizes the Company’s short-term investments as of July 31, 2012:

(in thousands)	Cost	Gross Unrealized Gains (Losses)	Fair Value
Available-for-sale securities:
Certificates of deposit (U.S. Gov. guaranteed)	$7,354	$(10)	$7,344
U.S. Treasury notes	49,153	(4)	49,149
Corporate bonds (U.S. Gov. guaranteed)	18,175	(8)	18,167

Total short-term investments	$74,682	$(22)	$74,660

All short-term investments have an original maturity date less than 12 months, at July 31, 2012

The following table summarizes the fair value of the Company’s financial assets and liabilities that were measured on a recurring basis as of July 31, 2012 and April 30, 2012:

	Fair Value Measurements at July 31, 2012				Fair Value Measurements at April 30, 2012
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$447	$—	$—	$447	$288	$—	$—	$288
U.S. Treasury bills	5,000	—	—	5,000	7,499	—	—	7,499
Corporate bonds (U.S. Gov. guaranteed)	—	—	—	—	21,219	—	—	21,219

Total cash equivalents	5,447	—	—	5,447	29,006	—	—	29,006

Restricted cash	604	—	—	604	500	—	—	500
Short-term investments:
Certificates of deposit (U.S. Gov. guaranteed)	7,344	—	—	7,344	4,496	—	—	4,496
U.S. Treasury notes	49,149	—	—	49,149	28,099	—	—	28,099
Corporate bonds (U.S. Gov. guaranteed)	18,167	—	—	18,167	18,239	—	—	18,239

Total short-term investments	74,660	—	—	74,660	50,834	—	—	50,834

Total assets	$80,711	$—	$—	$80,711	$80,340	$—	$—	$80,340

The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months ended July 31, 2012 and 2011, there were no fair value measurements of assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition.

4. Business Combinations

On June 12, 2012, the Company acquired PowerReviews, Inc., or PowerReviews, for $30.9 million in cash and 6.4 million shares of the Company’s common stock. In connection with the acquisition, the Company assumed the PowerReviews option plan. After conversion, the PowerReviews options are equivalent to vested and unvested options to purchase 1.7 million shares of the Company’s common stock.

PowerReviews’ solutions are offered through two platforms, an enterprise platform that is similar to the Company’s current Conversations platform and an Express platform that provides certain ratings and reviews solutions as a turn-key offering. The Company accounted for the PowerReviews acquisition using the acquisition method of accounting.

Bazaarvoice, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company preliminarily allocated the purchase price to the assets acquired, including intangible assets, and liabilities assumed based on estimated fair values at the date of the acquisition. The Company estimated the value of assets and liabilities based on purchase price and future intended use. The Company derived the value of intangible assets from the present value of estimated future benefits from the various intangible assets acquired.

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value assets acquired and liabilities assumed at the business combination date, its estimates and assumptions are subject to refinement. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. The Company records adjustments to assets acquired or liabilities assumed subsequent to the measurement period in its operating results in the period in which the adjustments were determined.

The Company allocated the purchase price for PowerReviews as follows (in thousands):

Cash and cash equivalents	$744
Restricted cash	104
Accounts receivable	471
Prepaid expenses and other current assets	188
Property and equipment	281
Current deferred tax asset	239
Other non-current assets	23
Intangible assets:
Domain name (Indefinite useful life)	800
Developed technology (3 year useful life)	5,400
Customer relationships (3 to 10 year useful life)	35,000

Total identified intangibles	41,200
Goodwill	112,700

Total assets acquired	155,951
Accounts payable	(308)
Accrued liabilities	(1,787)
Deferred revenue	(2,581)
Non-current deferred tax liability	(521)

Total liabilities assumed	(5,197)

Net assets acquired	$150,754

The consideration paid using a price of $17.20 per share of common stock issued was as follows (in thousands):

Cash	$31,058
Common stock	109,745
Fair Value of Vested Stock Options Assumed	9,951

Total consideration	$150,754

Goodwill represents the excess of the purchase price over the aggregate fair value of the net identifiable assets acquired and is not deductible for tax purposes. Goodwill for PowerReviews resulted primarily from the Company’s expectations that PowerReviews’ solutions will enhance the Company’s product offering and delivery. The Company integrated PowerReviews’ business into the Company’s operations. Therefore, there are no separate revenue and earnings for PowerReviews since the integration.

At July 31, 2012, the Company had goodwill in the amount of $112.7 million. The Company assesses goodwill for impairment annually in the fourth quarter, or more frequently if other indicators of potential impairment arise. There were no indicators of impairment as of July 31, 2012.

The following table reflects the changes in goodwill for the three months ended July 31, 2012:

Balance, as of April 30, 2012	$—
Increase in goodwill related to acquisition	112,700

Balance, as of July 31, 2012, gross	$112,700

Accumulated impairment loss	—

Balance, as of July 31, 2012, net	$112,700

Bazaarvoice, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Pro Forma Adjusted Summary

The results of operations of PowerReviews have been included in the unaudited condensed consolidated financial statements subsequent to the acquisition date. The following unaudited pro forma adjusted summary for the three months ended July 31, 2012 and 2011 assumes that PowerReviews had been acquired at the beginning of fiscal year 2011 (in thousands, except per share data):

	Three Months Ended
	July 31,
	2012	2011
Pro forma adjusted total revenue	$37,266	$24,896
Pro forma adjusted net loss attributable to Bazaarvoice, Inc.	$(16,778)	$(20,566)
Pro forma adjusted net loss per share attributable to Bazaarvoice, Inc.:
Basic and Diluted	$(0.26)	$(0.82)

The unaudited pro forma results for the three months ended July 31, 2011 include $1.3 million of amortization charges for acquired intangible assets, adjustments for $9.8 million of incremental stock-based expense related to the acceleration of options due to the acquisition, $0.5 million of stock-based expense related to the post-combination service arrangements entered into with the continuing employees and $1.4 million of acquisition costs. The unaudited pro forma adjusted summary combines the historical results for Bazaarvoice for those periods with the historical results of PowerReviews for the same periods. The summary is presented for informational purposes only and is not intended to be indicative of future results of operations or whether similar results would have been achieved if the acquisition had taken place at the beginning of fiscal year 2011.

5. Income Taxes

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

The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items occurring in the period. The Company’s effective tax rate for the three months ended July 31, 2012 was (1.58) percent compared to (2.00) percent for the three months ended July 31, 2011. The negative tax rates were primarily attributable to estimated foreign and state income tax expense compared to a consolidated pre-tax book loss.

6. Debt

On July 18, 2007, the Company entered into a loan and security agreement, or the Loan Agreement, with a financial institution under which the Company secured a revolving line of credit with a borrowing capacity of up to $2.0 million and a $0.3 million equipment loan facility, which terminated by its maturity on January 18, 2011. On November 30, 2008, the Company entered into an amendment to the Loan Agreement, increasing the borrowing capacity of the revolving line of credit to $7.0 million and creating a credit card services subfacility of up to $0.2 million. On July 20, 2009, the Company entered into a second amendment that created a letter of credit subfacility of up to $0.9 million, and on January 22, 2010, the Company entered into a third amendment, increasing the letter of credit sublimit to $1.0 million to increase the face amount of the letter of credit in connection with its expanded leased office space in Austin, Texas. On September 27, 2010, the Company entered into a fourth amendment to the Loan Agreement increasing the borrowing capacity of the revolving line of credit to $10.0 million with an option to increase the line to $15.0 million and the combined letter of credit and credit card services sub-facility to $2.65 million. On May 12, 2011, the Company increased the face amount of the standby letter of credit issued under the Loan Agreement in favor of its landlord by $0.8 million and on February 28, 2012, the Company increased the face amount of the standby letter of credit issued under the Loan Agreement in favor of its landlord by another $0.5 million as collateral for additional office space leased at the Company’s headquarters in Austin, Texas. On January 31, 2012, the Company entered into a fifth amendment to the Loan Agreement. This amendment increased the borrowing capacity of the revolving line of credit to $30.0 million. The Company may request advances in an aggregate outstanding amount not to exceed the lesser of (a) $30.0 million or (b) 100% of eligible monthly service fees as defined in the Loan Agreement, inclusive of any amounts outstanding under the credit card services sublimit. The revolving line of credit expires on January 31, 2015

Bazaarvoice, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

with all advances immediately due and payable. The revolving line of credit bears interest at the prime based rate as defined in the Loan Agreement except during any period of time during which, in accordance with the Loan Agreement, the line bears interest at the daily adjusting LIBOR rate. Borrowings under the revolving line of credit are collateralized by substantially all assets of the Company. The Loan Agreement contains certain financial and nonfinancial covenants. As of July 31, 2012 and July 31, 2011, the Company was in compliance with the terms of these covenants.

On November 4, 2008, the Company entered into a pledge and security agreement with a financial institution for a standby letter of credit for credit card services from a separate financial institution for an amount not to exceed $0.1 million. The Company pledged a security interest in its money market account, in which the balance must equal at least the credit extended. On March 17, 2010, the standby letter of credit for credit card services was increased to $0.3 million. On May 18, 2011, the standby letter of credit for credit card services was increased to $0.5 million. This letter of credit expires annually and the pledged security interest is recorded as short-term restricted cash in the Company’s financial statements.

7. Loss Per Share Applicable to Common Stockholders

The following table sets forth the computations of loss per share applicable to common stockholders for the three months ended July 31, 2012 and 2011, respectively (in thousands, except per share data).

	Three Months Ended July 31,
	2012	2011
Net loss	$(18,539)	$(5,536)
Less accretion of redeemable convertible preferred stock	—	(13)

Loss applicable to common stockholders	$(18,539)	$(5,549)

Basic and diluted earnings per share	$(0.30)	$(0.29)
Weighted average number of shares	62,451	18,817
Potentially dilutive securities (1):
Outstanding stock options	7,849	4,575
Redeemable convertible preferred shares	—	27,897

(1)	The impact of potentially dilutive securities on earnings per share is anti-dilutive in a period of net loss.

8. Common Stock

On July 23, 2012, the Company completed a follow-on offering in which 9,775,000 shares of our common stock were sold, of which 3,625,000 shares were offered by the Company and 6,150,000 shares were offered by selling stockholders, at a price of $15.40 per share. The gross proceeds raised by the Company from the sale of its common stock in the offering was approximately $55.8 million, resulting in net proceeds to the Company from the sale of its common stock of approximately $51.9 million, after deducting underwriting discounts and commissions of approximately $2.7 million and other offering expenses of approximately $1.2 million.

9. Commitments and Contingencies

After the completion of the Company’s acquisition of PowerReviews, the Department of Justice, Antitrust Division, notified the Company that it has opened an investigation to determine whether the acquisition violated Section 7 of the Clayton Act, 15 U.S.C. Section 18. Because the investigation is in an early stage, it is not possible to reliably predict the outcome of the investigation. Therefore, the Company cannot currently estimate the loss, if any, associated with the investigation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;

•	our ability to increase adoption of our platforms by our customers’ internal and external users;

•	our ability to protect our users’ information and adequately address security and privacy concerns;

•	our ability to maintain an adequate rate of growth;

•	our future expenses;

•	the effects of increased competition in our market;

•	our ability to effectively manage our growth;

•	our ability to successfully enter new markets and manage our international expansion;

•	our ability to maintain, protect and enhance our brand and intellectual property; and

•	the attraction and retention of qualified employees and key personnel.

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements, including those factors we discuss in the “Risk Factors” sections of this Quarterly Report on Form 10-Q, our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or SEC, on July 18, 2012, and in our other filings with the SEC. You should read these factors and the other cautionary statements made in this Quarterly Report on Form 10-Q as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. These risks are not exhaustive. Although we believe the expectations reflected in the forward-looking statements are based on reasonable assumptions, we can give no assurance we will attain these expectations or that any deviations will not be material. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

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

Since inception, we have experienced rapid revenue growth primarily driven by our active enterprise clients who have adopted either our Conversations platform or the PowerReviews enterprise platform. In order to take advantage of our significant growth opportunity and to provide high levels of client service, we have also substantially expanded our number of full-time employees. We believe our growth is further illustrated by impressions served, which we define as single instances of online word of mouth delivered to an end user’s web browser. While this metric does not drive our pricing, it measures the reach of our network to a consumer audience.

The following table summarizes these measures of our growth over the three months ended July 31, 2012 and 2011:

	Three Months Ended July 31,
	2012	2011
Growth Trends:
Revenue (in thousands)	$35,662	$22,088
Number of active enterprise clients (period end) (1)	1,076	640
Full-time employees (period end)	771	520
Impressions served (in thousands) (2)	33,026,288	25,864,164

(1)	In connection with our acquisition of PowerReviews, which closed in June 2012, we expanded the types of clients that we serve. To reflect differences among our clients and the services that we offer, we now define our clients as “active enterprise clients” and “active network clients,” the definitions of which are set forth in the Key Business Metrics section. In this Quarterly Report on Form 10-Q, historical references to active clients for periods prior to the closing of the acquisition include both active enterprise clients and active network clients on an aggregate basis. As a result of this nomenclature change resulting from our acquisition of PowerReviews, comparisons of active clients and active client retention rates for periods prior to June 2012 and after June 2012 may not be directly comparable as we have not made this distinction retrospectively. This change has a corresponding impact on metrics that are driven by number of clients, such as revenue per active client; however, we believe the change has had an immaterial impact on these metrics.
(2)	The number of impressions for the period ended July 31, 2012 are exclusive of impressions served on either the PowerReviews enterprise platform or the Express platform.

For the three months ended July 31, 2012, through the continued enhancement and expansion of our social commerce platforms, we achieved significant growth as compared to the three months ended July 31, 2011 in both the number of active enterprise clients and the revenue we generate from our active enterprise clients over time. Our revenue was $35.7 million for the three months ended July 31 2012, which represented a 61.5% increase from the three months ended July 31, 2011.

On June 12, 2012, we completed the acquisition of PowerReviews, a provider of social commerce solutions based in San Francisco, California. PowerReviews’ solutions are offered through two platforms, an enterprise platform that is similar to our Conversations platform and an Express platform that provides certain ratings and reviews solutions as a turn-key offering. Through our acquisition of PowerReviews, we added approximately 300 active enterprise clients, approximately 800 active network clients and 81 new employees to our business. We believe that the acquisition will establish us with small and medium-size businesses and further expand the reach and value of our network. We also expect to achieve significant cost synergies by combining the operations of PowerReviews with our own.

On July 23, 2012, we completed a follow-on offering in which we sold 9,775,000 shares of our common stock, of which 3,625,000 shares were offered by us and 6,150,000 shares were offered by selling stockholders, at a price of $15.40 per share. The gross proceeds raised by us from the sale of our common stock in the offering was approximately $55.8 million, resulting in net proceeds from the sale of our common stock of approximately $51.9 million, after deducting underwriting discounts and commissions of approximately $2.7 million and other offering expenses of approximately $1.2 million.

For the remainder of fiscal year 2013, we plan to continue to invest for long-term growth. We expect to continue the enhancement of our platforms by developing new solutions, adding new features and functionality and expanding the potential applications of our existing solutions. We also plan to continue our investments in research and development and to pursue strategic acquisitions of complementary businesses and technologies that will enable us to continue to drive growth in the future. To support these efforts, we expect to increase our workforce which will result in an increase of headcount related expenses, including stock-based compensation. As of July 31, 2012, we had 771 full-time employees, which represented an increase of 48.3% compared to the same period last year.

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

	Three Months Ended July 31,
	2012	2011
	(in thousands, except for number of clients and client retention)
Revenue	$35,662	$22,088
Cash flow from operations	(1,822)	515
Number of active enterprise clients (period end)	1,076	640
Revenue per active enterprise client (1)	38.2	36.0
Active client retention rate (2)	97.3%	97.6%
Revenue per employee (3)	50.5	43.6

(1)	Calculated based on the average number of active enterprise clients for the period on a quarterly basis.
(2)	Calculation is based on active enterprise client retention over the three month period.
(3)	Calculated based on the average number of full time employees for the three month period.

In connection with our acquisition of PowerReviews, which closed in June 2012, we expanded the types of clients that we serve. To reflect differences among our clients and the services that we offer, we now define our clients as “active enterprise clients” and “active network clients,” the definitions of which are set forth in this section. In this Quarterly Report on Form 10-Q, historical references to active clients for periods prior to the closing of the acquisition include both active enterprise clients and active network clients on an aggregate basis. As a result of this nomenclature change resulting from our acquisition of PowerReviews, comparisons of active clients and active client retention rates for periods prior to June 2012 and after June 2012 may not be directly comparable as we have not made this distinction retrospectively. This change has a corresponding impact on metrics that are driven by number of clients, such as revenue per active client; however, we believe the change has had an immaterial impact on these metrics.

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

Number of Active Enterprise Clients

We define an active enterprise client as an organization that has implemented either the Conversations platform or the PowerReviews enterprise platform and from which we are currently recognizing revenue, and we count organizations that are closely related as one client, even if they have signed separate contractual agreements. We believe that our ability to increase our enterprise client base is a leading indicator of our ability to grow revenue.

Number of Active Network Clients

We define an active network client as an organization that has implemented one or more of our solutions but has not implemented either the Conversations or PowerReviews enterprise platforms. Such solutions may include our Connections solutions, media solutions or Express platform. We count organizations that are closely related as one client, even if they have signed separate contractual agreements. We believe that our network client base in combination with our enterprise client base is an indicator of the reach of our network.

Revenue per Active Enterprise Client

Revenue per active enterprise client is calculated as revenue recognized during the period divided by the average number of active clients for the period. One of our key goals is to provide exceptional client service to drive client lifetime value. Our experience indicates that the better client service we provide, the more likely we are to increase our revenue per active client and retain clients. In addition, we seek to increase revenue per active client by selling our solutions to new brands within existing clients or selling additional solutions to existing clients. Indeed, many of our clients have multiple brands that have deployed our solutions. Increasing revenue per active client coupled with high client retention maximizes lifetime client value and, by extension, the value of our business. Due to the acquisition of PowerReviews, we have expanded our penetration within the small to medium business market segments. This metric may decline as we gain further traction in these market segments.

Active Enterprise Client Retention Rate

Active enterprise client retention rate is calculated based on the number of active clients at period end that were also active enterprise clients at the start of the period divided by the number of active enterprise clients at the start of the period. As mentioned above, we believe that our ability to retain our active enterprise clients and expand their use of our solutions over time is a leading indicator of the stability of our revenue base and the long-term value of our client relationships.

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

Key Components of Our Consolidated Statements of Operations

Revenue

We generate revenue principally from fixed commitment subscription contracts under which we provide clients with various services, including access to our hosted software platforms. We sell these services under contractual agreements that are generally one year in length. Clients typically commit to fixed rate fees for the service term, payable in advance. Revenue from these agreements is recognized ratably over the period of service and any revenue that does not meet recognition criteria is recorded as deferred revenue on our balance sheet. We invoice clients on varying billing cycles, including annually, quarterly and monthly; therefore, our deferred revenue balance does not represent the total contract value of our non-cancelable subscription agreements. Fees payable under these agreements are due in full and non-refundable regardless of the actual use of the service and contain no general rights of return. We have a growing, diverse, global and balanced client base, and no single client accounted for more than 10.0% of our revenue for the three months ended July 31, 2012 and 2011.

Cost of Revenue

Cost of revenue consists primarily of personnel costs and related expenses associated with employees and contractors who provide our subscription services. This includes the costs of our implementation team, which were $3.1 million and $3.0 million, for the three months ended July 31, 2012 and 2011, respectively, along with our content moderation teams and other support services provided as part of the fixed commitment subscription contracts. Cost of revenue also includes professional fees, including third-party implementation support, travel-related expenses and an allocation of general overhead costs, including depreciation, facility- and office-related expenses. Personnel costs include salaries, benefits, bonuses and stock-based expense. We generally increase our capacity, particularly in the areas of implementation and support, ahead of the growth in revenue we expect those investments to drive, which can result in lower margins in the given investment period.

Cost of revenue also includes hosting costs and the amortization of capitalized internal-use software development costs incurred in connection with our hosted software platforms, which includes the amortization of developed technology acquired from PowerReviews. The amortization expense associated with capitalized internal-use software development costs was $0.6 million and $0.2 million for the three months ended July 31, 2012 and 2011, respectively, and has not been material to our cost of revenue. We allocate general overhead expenses to all departments based on the number of employees in each department, which we consider to be a fair and representative means of allocation. As such, general overhead expenses, including depreciation and facilities costs, are reflected in our cost of revenue.

We intend to continue to invest additional resources in our client services teams and in the capacity of our hosting service infrastructure and, as we continue to invest in technology innovation through our research and development organization, we may also see an increase in the amortization expense associated with capitalized internal-use software development costs incurred in connection with enhancing our software architecture and adding new features and functionality to our platforms. The level and timing of investment in these areas could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue in the future.

Operating Expenses

We classify our operating expenses into three categories: sales and marketing; research and development; and general and administrative. In each category, our operating expenses consist primarily of personnel costs, marketing program expenses, professional fees and travel-related expenses, as applicable. In addition, we allocate general overhead expenses to all departments based on the number of employees in each department, which we consider to be a fair and representative means of allocation and, as such, general overhead expenses, including depreciation and facilities costs, are reflected in each of our operating expense categories. Operating expenses grew from $19.6 million for the three months ended July 31, 2011 to $40.9 million for the three months ended July 31, 2012 due primarily to the increase in our number of full-time employees from 520 at July 31, 2011 to 771 at July 31, 2012.

Sales and marketing. Sales and marketing expenses consist primarily of personnel costs for our sales, marketing and business development employees and executives, including salaries, benefits, stock-based expense, bonuses and commissions earned by our sales personnel. Also included are non-personnel costs such as professional fees, an allocation of our general overhead expenses and the costs of our marketing and brand awareness programs. Our marketing programs include our Social Summits in the United States and Europe, regional user groups, corporate communications, public relations and other brand building and product marketing expenses. We expense sales commissions when a client contract is executed because we believe our obligation to pay a sales commission arises at that time. We plan to continue investing in sales and marketing by increasing the number of direct sales personnel, expanding our domestic and international sales and marketing activities, building brand awareness and sponsoring additional marketing events, which we believe will enable us to add new clients and increase penetration within our existing client base. We expect that, in the future, sales and marketing expenses will increase and continue to be our largest operating cost.

Research and development. Research and development expenses consist primarily of personnel costs for our product development employees and executives, including salaries, benefits, stock-based expense and bonuses. Also included are non-personnel costs such as professional fees payable to third-party development resources and an allocation of our general overhead expenses. A substantial portion of our research and development efforts are focused on enhancing our software architecture and adding new features and functionality to our platforms to address social and business trends as they evolve, and we anticipate increasing this focus on innovation through technology. We are also incurring an increasing amount of expenses in connection with our efforts to leverage data that we and our clients collect and manage through the use of our solutions. We therefore expect that, in the future, research and development expenses will increase, as will the amount of development expenses capitalized in connection with our internal-use hosted software platforms.

General and administrative. General and administrative expenses consist primarily of personnel costs, including salaries, benefits, stock-based expense and bonuses for our administrative, legal, human resources, finance, accounting and information technology employees and executives. Also included are non-personnel costs, such as travel-related expenses, professional fees and other corporate expenses, along with an allocation of our general overhead expenses. We expect to incur incremental costs associated with supporting the growth of our business, both in terms of size and geographical diversity, and to meet the increased compliance requirements associated with being a public company. Those costs include increases in our accounting and legal personnel, additional consulting, legal and audit fees, insurance costs, board of directors’ compensation and the costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act. As a result, we expect our general and administrative expenses to increase in absolute dollars in future periods but to decrease as a percentage of revenue over time.

Acquisition related. Acquisition related expenses include one-time expenses related to the acquisition of PowerReviews.

Amortization of acquired intangible assets. The amortization of acquired intangible assets represents the amortization of acquired customer relationship intangibles from PowerReviews.

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

Consolidated Statements of Operations Data:

	Three Months
	Ended July 31,
	2012	2011
	(in thousands)
Revenue	$35,662	$22,088
Cost of revenue (1)	12,633	7,797

Gross profit	23,029	14,291
Operating expenses:
Sales and marketing (1)	15,322	11,192
Research and development (1)	7,494	3,343
General and administrative (1)	16,196	5,099
Acquisition related	1,384	—
Amortization of acquired intangible assets	480	—

Total operating expenses	40,876	19,634

Operating loss	(17,847)	(5,343)

Total other income, net	(404)	(84)

Loss before income taxes	(18,251)	(5,427)
Income tax expense	288	109

Net loss	$(18,539)	$(5,536)

Other Data:
Adjusted EBITDA (2)	$(2,787)	$(3,314)

(1)	Includes stock-based expense as follows:

Cost of revenue	$294	$323
Sales and marketing	1,825	402
Research and development	642	204
General and administrative	9,577	629

	$12,338	$1,558

(2)	We define Adjusted EBITDA as net loss adjusted for stock-based expense, adjusted depreciation and amortization (which excludes amortization of capitalized internal-use software development costs), acquisition related costs, income tax expense and other (income) expense, net. Adjusted EBITD A is a financial measure that is not calculated in accordance with U.S. generally accepted accounting principles, or GAAP.

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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;

•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated, in thousands.

	Three Months Ended July 31,
	2012	2011
Adjusted EBITDA:
Net loss	$(18,539)	$(5,536)
Stock-based expense	12,338	1,558
Adjusted depreciation and amortization	1,338	471
Acquisition related	1,384	—
Income tax expense	288	109
Total other expense, net	404	84

Adjusted EBITDA	$(2,787)	$(3,314)

The following tables set forth our results of operations for the specified periods as a percentage of revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

Consolidated Statements of Operations Data:

	Three Months
	Ended July 31,
	2012	2011
Revenue	100%	100%
Cost of revenue (1)	35%	35%

Gross profit	65%	65%
Operating expenses:
Sales and marketing (1)	43%	51%
Research and development (1)	21%	15%
General and administrative (1)	45%	23%
Acquisition related	4%	—%
Amortization of acquired intangible assets	1%	—%

Total operating expenses	115%	89%

Operating loss	(50)%	(24)%

Total other income, net	(1)%	—%

Loss before income taxes	(51)%	(24)%
Income tax expense	1%	(1)%

Net loss	(52)%	(25)%

Other Data:
Adjusted EBITDA (2)	(8)%	(15)%

(1)	Includes stock-based expense as follows:

Cost of revenue	0.8%	1.5%
Sales and marketing	5.1%	1.8%
Research and development	1.8%	0.9%
General and administrative	26.9%	2.8%

	34.6%	7.1%

(2)	We define Adjusted EBITDA as net loss adjusted for stock-based expense, adjusted depreciation and amortization (which excludes amortization of capitalized internal-use software development costs), acquisition related costs, income tax expense and other (income) expense, net. See note (2) on page 17 of this Quarterly Report on Form 10-Q for a reconciliation of net loss to Adjusted EBITDA.

Comparison of the Three Months Ended July 31, 2012 and 2011

Revenue

Three Months Ended July 31,
2012	2011	% Change
	(dollars in thousands)
$ 35,662	$22,088	61.5%

Our revenue increased by $13.6 million, or 61.5%, for the three months ended July 31, 2012 compared to the three months ended July 31, 2011. Of this increase, $8.0 million was generated from 58.5% increase in the number of new clients utilizing our platforms during the period as we continued to increase the market penetration of our solutions, as well as the revenue contribution from our new clients related to our recent acquisition of PowerReviews. The remaining $5.6 million increase was generated from existing clients, primarily from a combination of strong client retention, which was 89.2% for the twelve months ended July 31, 2012, and from increasing revenue per client (in thousands), which was $38.2 for the three months ended July 31, 2012 and $36.0 for the three months ended July 31, 2011.

Cost of Revenue and Gross Profit Percentage

	Three Months Ended July 31,
	2012	2011	% Change
	(dollars in thousands)
Cost of revenue (1)	$12,633	$7,797	62.0%
Gross profit	23,029	14,291	61.1%
Gross profit percentage	64.6%	64.7%

(1)	Includes amortization of intangibles of $0.2 million for the three months ended July 31, 2012 and none for the three months ended July 31, 2011.

Cost of Revenue. Cost of revenue increased $4.8 million, or 62.0%, for the three months ended July 31, 2012 compared to the three months ended July 31, 2011. This increase was primarily due to a $1.8 million increase in costs associated with hosting services, amortization expense associated with capitalized internal-use software development costs and amortization of developed technology acquired from PowerReviews. We also experienced increases of $1.7 million in personnel-related expenses and a $0.7 million increase in professional fees as we expanded the capacity of our infrastructure to enhance redundancy in our network.

Operating Expenses

	Three Months Ended July 31,
	2012		2011
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Sales and marketing	$15,322	43.0%	11,192	50.7%	36.9%
Research and development	7,494	21.0	3,343	15.1	124.2
General and administrative	16,196	45.4	5,099	23.1	217.6
Acquisition related	1,384	3.9	—	—	n/a
Amortization of acquired intangible assets	480	1.3	—	—	n/a

Total operating expenses	$40,876	114.6%	19,634	88.9%	108.2%

Sales and marketing. Sales and marketing expenses increased $4.1 million, or 36.9%, for the three months ended July 31, 2012 compared to the three months ended July 31, 2011. This increase was primarily due to an increase in personnel-related expenses of $3.3 million, which included $1.2 million of stock-based expense related to the termination of former PowerReviews executives after the acquisition, and our expansion of our sales and marketing teams. We also experienced increases of $0.5 million in facility-related expenses and $0.4 million in travel-related expenses.

Research and development. Research and development expenses increased $4.2 million, or 124.2%, for the three months ended July 31, 2012 compared to the three months ended July 31, 2011. This increase was primarily due to an increase in personnel-related expenses of $3.1 million as we continued to expand our research and development team. We also experienced increases of $0.4 million in facility-related expenses and $0.3 million in professional fees.

General and administrative. General and administrative expenses increased $11.1 million, or 217.6%, for the three months ended July 31, 2012 compared to the three months ended July 31, 2011. This increase was primarily due to an increase in personnel-related expenses of $9.7 million, which included 8.6 million of stock-based expense related to the termination of former PowerReviews executives after the acquisition of PowerReviews. The remaining increase was driven primarily by $0.7 million of professional fees, particularly in the areas of accounting and audit-related services and a $0.7 million increase in facilities related expenses.

Acquisition related and amortization of acquired intangible assets. The $1.4 million acquisition related expense and $0.7 million of amortization of acquired intangible assets related to the acquisition of PowerReviews have been presented separately in our statement of operations for the three months ended July 31, 2012 and also excluded from our calculation of Adjusted EBITDA.

Other Income (Expense), Net

	Three Months Ended July 31,
	2012		2011
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Interest income	$49	0.1%	7	0.0%	600.0%
Other expense	(453)	(1.2)	(91)	(0.4)	397.8

Total other expense, net	$(404)	(1.1)%	(84)	(0.4)%	381.0%

Interest income, which is not material to our operations, increased by a nominal amount during the three months ended July 31, 2012 compared to the three months ended July 31, 2011, as a result of modest returns on the balance of cash proceeds from our IPO in February 2012 and our follow-on offering in July 2012. Other expense increased for the three months ended July 31, 2012 compared to the three months ended July 31, 2011, due to foreign exchange movement on our foreign currency denominated monetary assets.

Income Tax Expense

	Three Months Ended July 31,
	2012		2011
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Income tax expense	$288	0.8%	109	0.5%	(364.2)%

Income tax expense for the three months ended July 31, 2012, increased compared to the three months ended July 31, 2011, as a result of increased profits from our international subsidiaries and an increase in state taxes.

Liquidity and Capital Resources

Our principal source of liquidity at July 31, 2012 consisted of $143.4 million of cash, cash equivalents and short-term investments. We have also secured a revolving line of credit with a borrowing capacity of up to $30.0 million. Cash and cash equivalents consist of cash, money market funds and U.S. treasury securities. Our short-term investments consist of certificates of deposit, U.S. treasury securities and corporate securities backed by the U.S. Department of the Treasury.

Our principal needs for liquidity include funding our ongoing operations, working capital requirements, capital expenditures and acquisitions. We believe that our available resources are sufficient to fund our liquidity requirements for at least the next 12 months.

We anticipate making significant investments in growth and initiatives designed to improve our operating efficiency for the foreseeable future, which may impact our ability to generate positive cash flow from operating activities in the near-term. Our future capital requirements will depend on many factors, including our rate of client and revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and the timing of introductions of new features and enhancements to our social commerce platforms. To the extent that existing cash and short-term investments along with future cash flow from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended July 31,
	2012	2011
	(in thousands)
Net cash (used in) provided by operating activities	$(1,822)	$515
Net cash used in investing activities	(57,358)	(937)
Net cash provided by financing activities	53,046	1,569

Net Cash (Used in) Provided by Operating Activities

Net cash (used in) provided by operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of clients using our platforms and the amount and timing of client payments. The amount of cash used in operating activities over the last two years has been relatively small as compared to our net loss for the periods. The offsetting generation of cash has come from changes in our operating assets and liabilities, particularly in the area of deferred revenue.

For the three months ended July 31, 2012, operating activities used $1.8 million of cash after changes in our operating assets and liabilities offset a net loss of $18.5 million, which included non-cash depreciation and amortization of $1.7 million, non-cash stock-based expense of $12.3 million, non-cash bad debt expense of $0.2 million and a non-cash benefit related to stock options of $0.1 million. Accounts payable, accrued expenses and other liabilities increased $1.2 million and deferred revenue decreased $0.3 million, partially offset by an increase of $1.6 million in accounts receivable, prepaid expenses and other assets. The increase in our accounts receivable, accounts payable and accrued expenses and other current liabilities was primarily due to our continued growth during the three months ended July 31, 2012.

For the three months ended July 31, 2011, operating activities provided $0.5 million of cash after changes in our operating assets and liabilities offset a net loss of $5.5 million, which included non-cash depreciation and amortization of $0.7 million, non-cash stock-based expense of $1.6 million and non-cash bad debt expense of $0.2 million. Accounts payable and accrued liabilities increased $2.8 million and deferred revenue increased $1.5 million, partially offset by an increase of $0.6 million in accounts receivable, prepaid expenses and other current assets. The increase in our deferred revenue, accounts receivable, accounts payable and accrued expenses and other current liabilities was primarily due to our continued growth during the three months ended July 31, 2011.

Net Cash Used in Provided by Investing Activities

For the three months ended July 31, 2012, investing activities used $57.4 million, which included $30.2 million, net of cash acquired, used in our acquisition of PowerReviews in June 2012. The remainder of our investing activities were related to the purchase and maturity of short-term investments, purchase of property, plant and equipment, costs capitalized as a result of our internal-use software and an increase in our restricted cash.

For the three months ended July 31, 2011, investing activities used $0.9 million, primarily related to the purchase of property and equipment, including technology hardware and software to support our growth as well as costs capitalized in connection with the development of our internal-use hosted software platforms.

Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and the development cycles of our internal-use hosted software platforms. We expect to continue to invest in short-term investments, property and equipment and developing our software platforms for the foreseeable future.

Net Cash Provided by Financing Activities

Our financing activities have consisted primarily of net proceeds from the issuance of common and preferred stock and proceeds from the exercises of options to purchase common stock.

For the three months ended July 31, 2012, financing activities provided $53.0 million, which included $52.2 million of net proceeds from our follow-on offering in July 2012 and $0.8 million of proceeds from the exercise of options to purchase shares of our common stock.

On July 23, 2012, we completed a follow-on offering of 9,775,000 shares of our common stock, of which 3,625,000 shares were offered by us and 6,150,000 shares were offered by selling stockholders, with a price to the public of $15.40 per share. This offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-182382), which the SEC declared effective on July 17, 2012. The gross proceeds raised by us from the sale of our common stock in the offering were approximately $55.8 million, resulting in net proceeds from the sale of our common stock of approximately $51.9 million, after deducting underwriting discounts and commissions of approximately $2.7 million and other offering expenses of approximately $1.2 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries, or as a result of sales of shares of common stock by selling stockholders in the offering.

For the three months ended July 31, 2011, financing activities provided $1.6 million due to the exercise of options to purchase shares of our common stock.

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

The following table summarizes our future minimum payments under non-cancelable operating leases as of July 31, 2012:

	Payments Due by Period (in thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$10,032	$3,260	$5,757	$1,015	$—

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without cause and without a material penalty are not included in the table above.

On July 18, 2007, we entered into a loan and security agreement, or the Loan Agreement, with a financial institution under which we secured a revolving line of credit with a borrowing capacity of up to $2.0 million and a $0.3 million equipment loan facility, which terminated by its maturity on January 18, 2011. On November 30, 2008, we entered into an amendment to the Loan Agreement, increasing the borrowing capacity of the revolving line of credit to $7.0 million and creating a credit card services subfacility of up to $0.2 million. On July 20, 2009, we entered into a second amendment that created a letter of credit subfacility of up to $0.9 million and on January 22, 2010, we entered into a third amendment, increasing the letter of credit sublimit to $1.0 million to increase the face amount of the letter of credit in connection with our expanded leased office space in Austin, Texas. On September 27, 2010, we entered into a fourth amendment to the Loan Agreement increasing the borrowing capacity of the revolving line of credit to $10.0 million with an option to increase the line to $15.0 million and the combined letter of credit and credit card services subfacility to $2.7 million. On May 12, 2011, we increased the face amount of the standby letter of credit by $0.8 million in favor of the landlord of our headquarters in Austin, Texas. On January 31, 2012, we entered into a fifth amendment to the Loan Agreement increasing the borrowing capacity of the revolving line of credit to $30.0 million. On February 28, 2012, we increased the face amount of the standby letter of credit by another $0.5 million in favor of the landlord of our headquarters in Austin, Texas.

As of July 31, 2012, there were no loans outstanding under our revolving line of credit other than a $2.3 million letter of credit issued by the financial institution in favor of the landlord of the leased office space, which is serving as our headquarters in Austin, Texas. Borrowings under the revolving line of credit are collateralized by substantially all of our assets and bear interest at a floating interest rate equal to the prime rate (or the financial institution’s daily adjusting LIBOR rate plus 2.5% if greater), which is payable monthly. The revolving line of credit expires and all interest and principal thereunder is payable in full on January 31, 2015.

The Loan Agreement contains certain restrictive covenants that limit our ability and our subsidiaries’ abilities to, among other things, incur additional indebtedness or guarantee indebtedness of others; make payments on additional indebtedness or make changes to certain agreements related to additional indebtedness; enter into hedging arrangements; create liens on our assets; make loans and investments; make capital expenditures; dispose of assets; store inventory and equipment with others; pay dividends or make distributions on, or purchase or redeem, our capital stock; enter into mergers or consolidations with or into other entities; undergo a change of control; engage in different lines of business; or enter into transactions with affiliates. The Loan Agreement also contains numerous affirmative covenants, including covenants regarding, among other things, compliance with applicable laws and regulations, reporting, payment of taxes and other obligations, maintenance of insurance coverage, maintenance of bank and investment accounts with the financial institution and its affiliates, registration of intellectual property rights, and obtaining certain third-party consents and waivers. As of July 31, 2012, we were in compliance with the terms of these covenants.

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

On July 23, 2012, we assumed an agreement from PowerReviews to maintain cash balances at Silicon Valley Bank of no less than $0.1 million through June 15, 2015 as a security deposit for subleasing office space in San Francisco, CA. The restricted cash balance is included in restricted cash in our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and the Use of Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the condensed consolidated financial statements in our 2012 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the condensed consolidated financial statements. Actual results in these areas could differ from management’s estimates. During the three months ended July 31, 2012, there were no significant changes in our critical accounting policies or estimates from those reported in our 2012 Annual Report on Form 10-K, which was filed with the SEC on June 11, 2012.

New Accounting Pronouncements

See Note 2 of the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business, including the effect of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.

Interest Rate Sensitivity

We hold cash, cash equivalents and short-term investments for working capital purposes. We do not have material exposure to market risk with respect to these investments. We do not use derivative financial instruments for speculative or trading purposes; however, we may adopt specific hedging strategies in the future. Any declines in interest rates will reduce future interest income.

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

We assess the market risk of changes in foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows of a hypothetical 10% change in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The effect of an immediate 10% adverse change in exchange rates on foreign currency denominated monetary assets and liabilities, principally accounts receivable and intercompany balances, as of July 31, 2012, would be a loss of approximately $0.7 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer and review of our Audit Committee, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, certain pending patent and privacy matters, including inquiries, investigations, audits and other regulatory proceedings, such as the investigation described below. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

After the completion of our acquisition of PowerReviews, the Department of Justice, Antitrust Division, or DOJ, notified us that it has opened a preliminary investigation to determine whether the acquisition violated Section 7 of the Clayton Act, 15 U.S.C. Section 18. We subsequently received a Civil Investigative Demand, or CID, from the DOJ pursuant to the Antitrust Civil Process Act of 1976. The CID seeks documentary materials and information regarding our acquisition of PowerReviews. We are in the process of responding to the CID and intend to cooperate fully. Because the investigation is in an early stage, it is not possible to reliably predict the outcome of the investigation. Therefore, we cannot currently estimate the loss, if any, associated with the investigation.

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

We have incurred significant losses in each fiscal period since our inception in 2005. We experienced a net loss of $24.3 million and $20.1 million during fiscal year 2012 and 2011, respectively. At July 31, 2012, we had an accumulated deficit of $83.7 million.

The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire clients. Expenses associated with the purchase of PowerReviews, and integration of its customers, employees and operations into our business could further delay our profitability. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest to grow our business and acquire clients, develop our platforms and develop new products and solutions. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new products and solutions could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our client base, we could also incur increased losses because costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. We cannot be certain that we will be able to attain or increase profitability on a client-by-client basis or on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

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

We have several direct and indirect competitors that provide third-party social commerce solutions, including companies like Revieworld Ltd. Additionally, we face potential competition from participants in adjacent markets that may enter our markets by leveraging related technologies and partnering with other companies.

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

•

the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill or intangible assets from acquired companies, including in connection with our acquisition of PowerReviews;

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

We face risks associated with our recent acquisition of PowerReviews that may adversely impact our operating results.

        In June 2012, we acquired PowerReviews, a provider of social commerce solutions based in San Francisco, California. This was our first acquisition. We may not successfully evaluate, utilize or integrate the acquired products, technologies or personnel, or accurately forecast the financial impact of the acquisition, including accounting charges or the impact on our existing business. For example, customers of Bazaarvoice and PowerReviews may not continue to use Bazaarvoice or PowerReviews to the same extent as they would have if PowerReviews had remained an independent company, or they may cancel existing agreement. Accordingly, we may not realize the potential benefits of the acquisition. In addition to these risks, the integration of PowerReviews into our company will be a time-consuming and expensive process and will require us to bear ongoing costs associated with maintaining and supporting the existing PowerReviews technology platforms. We may lose key PowerReviews employees as a result of the acquisition, which would increase our costs and challenges in supporting the acquired technology. If our integration effort is not successful, if we do not estimate associated costs accurately or if we cannot effectively manage costs, we may not realize anticipated synergies or other benefits of the PowerReviews acquisition, or it may take longer to realize these benefits than we currently expect, either of which could materially harm our business or results of operations.

After the completion of our acquisition of PowerReviews, the Department of Justice, Antitrust Division, or DOJ, notified us that it has opened a preliminary investigation to determine whether the acquisition violated Section 7 of the Clayton Act, 15 U.S.C. Section 18. We subsequently received a Civil Investigative Demand, or CID, from the DOJ pursuant to the Antitrust Civil Process Act of 1976. The CID seeks documentary materials and information regarding our acquisition of PowerReviews. We are in the process of responding to the CID and intend to cooperate fully. The DOJ’s investigation could be lengthy, and we may be required to produce documents and data and offer to the DOJ other written and oral testimony, including such materials and information as requested in the CID, which could result in material legal fees and associated costs and require considerable time and attention of our management. Further, if the DOJ determines our acquisition of PowerReviews violates the Section 7 of the Clayton Act, we could be required to divest part, or all, of PowerReview’s operations and assets. As a result, this investigation could have a material adverse effect on our operating results and could materially impact our business strategy going forward.

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

Since our inception, we have experienced rapid growth, which has increased the complexity of our operations. As our operations have expanded, we have grown from 70 employees at April 30, 2007 to 993 employees at July 31, 2012, consisting of 771 full-time employees and 222 part-time content moderators. We have increased the size of our client base from 32 active clients at April 30, 2007 to 1,076 active enterprise clients at July 31, 2012. In addition, as a result of our acquisition of PowerReviews, we added approximately 300 active enterprise clients, approximately 800 active network clients and 81 additional employees to our business as of June 12, 2012, which was the date of this acquisition. The rapid growth and increasing complexity have demanded, and will continue to demand, substantial resources and attention from our management, most of whom have limited experience in managing a business of our size and complexity. We expect to continue to hire more employees in the future as we grow our business. To manage the expected growth of our operations and personnel and to support financial reporting requirements as a public company, we will need to continue to improve our operational, financial, technology and management controls and our reporting systems and procedures. Further, to accommodate our expected growth we must continually improve and maintain our technology, systems and network infrastructure. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Our inability to expand our personnel and operations in an efficient manner could result in difficulty in acquiring new clients or retaining existing clients, declines in quality or client satisfaction, increases in expenses relative to our revenue and challenges in developing and introducing new solutions, any of which could adversely affect our operating results.

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

Our success depends in large part on our ability to retain and attract high-quality management and operating personnel. Our business plan was developed in large part by our executive officers, and its implementation requires their skills and knowledge. We do not maintain key person life insurance policies on any of our employees. We may not be able to offset the impact on our business of the loss of the services of one or more of our executive officers or key employees. Our business also requires skilled technical and sales personnel, who are in high demand and are often subject to competing offers. As we expand into new vertical and geographic markets, we will require personnel with expertise in these new areas. Further, we are conducting a search for a senior executive to join our management team as president to help us scale our operations. Competition for qualified employees is intense in our industry and particularly in Austin, Texas, where most of our employees are based. The loss of even a few qualified employees, or an inability to retain, attract, relocate and motivate additional highly skilled employees required for the planned expansion of our business, could harm our operating results and impair our ability to grow. To retain and attract key personnel, we use various measures, including an equity incentive program and incentive bonuses for executive officers and other key employees. These measures may not be sufficient to retain and attract the personnel we require to operate our business effectively. In addition, in making employment decisions, particularly in the software industry, job candidates often consider the value of the stock options they are to receive in connection with their employment. Significant volatility in the price of our stock may, therefore, adversely affect our ability to retain and attract key employees.

If we are unable to maintain or expand our direct sales and marketing capabilities, we may not be able to generate anticipated revenue.

We rely primarily on our direct sales force to sell our solutions. Our solutions require a sophisticated sales force. We have recently undertaken a plan to upgrade and expand our sales team in order to increase revenue from new and existing clients and to further penetrate our existing markets and expand into new markets. We have hired new sales leaders, have terminated under-performing sales personnel and have otherwise engaged in a restructuring of our sales organization in order to scale our sales operations to grow our revenue. This restructuring may be disruptive to our sales process and may not have the desired effect of expanding our business and generating anticipated revenue. Additionally, we have hired a number of new sales personnel to replace terminated personnel and to grow our sales team in both existing and new markets. These efforts may initially be disruptive to our sales process.

Our sales force upgrade and expansion may not have the desired effect of expanding our business and generating anticipated revenue. Competition for qualified sales personnel is intense, and there can be no assurance that we will be able to retain our existing sales personnel or attract, integrate or retain sufficient highly qualified sales personnel, which could adversely affect our revenue growth. Many of the companies with which we compete for experienced personnel have greater resources than we have. If any of our sales representatives were to leave us and join one of our competitors, we may be unable to prevent such sales representatives from helping competitors to solicit business from our existing clients, which could adversely affect our revenue.

In addition, new sales hires require training and typically take several months to achieve productivity, if at all. For internal planning purposes, we assume that it will take significant time before a newly hired sales representative is fully trained and productive in selling our solutions. This amount of time may be longer for sales personnel focused on new geographies or new verticals. As a result, the cost of hiring and carrying new representatives cannot be offset by the revenue they produce for a significant period of time. Furthermore, because of the length of our sales training period, we often cannot determine if a sales representative will succeed until after he or she has been employed for several months or longer. If we experience high turnover in our sales force, or if we cannot reliably develop and grow a successful sales team, our revenue growth may be adversely affected.

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

As our operations have expanded, we have established and currently maintain offices in the United States, the United Kingdom, Australia, France, Germany and Sweden. We have limited experience in operating in foreign jurisdictions outside the United States and are making significant investments to build our international operations. Managing a global organization is difficult, time-consuming and expensive, and any international expansion efforts that we may undertake may not be successful. Shopzilla, Inc., or Shopzilla, has the exclusive right to provide the PowerReviews services to customers in the European Union, Switzerland and Norway and has an option to purchase a perpetual license to use the PowerReviews technology, which perpetual license would permit Shopzilla to use the PowerReviews technology to compete with us in the European Union, Switzerland and Norway. In addition, conducting international operations subjects us to risks, including the following:

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

Our operating results may vary based on the impact on us or our clients of changes in the market for social commerce solutions or the global economy. In addition, the revenue growth and potential profitability of our business depends on marketing spending by companies in the markets we serve. As of July 31, 2012, a majority of our clients were online retailers. To the extent that weak economic conditions cause our clients and potential clients to freeze or reduce their marketing budgets, particularly in the online retail market, demand for our solutions may be negatively affected. Historically, economic downturns have resulted in overall reductions in marketing spending. If economic conditions deteriorate or do not materially improve, our clients and potential clients may elect to decrease their marketing budgets by deferring or reconsidering product purchases, which would limit our ability to grow our business and negatively affect our operating results.

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

As part of our business, we collect and store personal information. We expect our collection and storage of personal information to increase, primarily in connection with our efforts to expand our analytics and other data solutions. The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet have recently come under increased public scrutiny. The U.S. government, including the White House, the Federal Trade Commission and the Department of Commerce, are reviewing the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. The White House recently published a report calling for a consumer privacy Bill of Rights that could impact the collection of data on the Internet. Recently, the State of California and several other states have adopted privacy guidelines with respect to mobile applications. We will also face additional privacy issues as we expand into other international markets, as many nations have privacy protections more stringent than those in the United States. For example, the European Union is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies with users in Europe. Various government and consumer agencies have also called for new regulation and changes in industry practices.

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

As of July 31, 2012, we had four issued U.S. patents, 15 pending U.S. non-provisional patent applications and five pending U.S. provisional patent applications. We cannot be certain that any additional patents will be issued with respect to our current or potential patent applications. Any current or future patents issued to us may be challenged, invalidated or circumvented, may not provide sufficiently broad protection or may not prove to be enforceable inactions against alleged infringers. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new solutions or enhance our existing solutions and platforms, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. For example, in July 2012, we completed a follow-on offering in which we sold and issued a total of approximately 3.6 million shares of our common stock. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock, including shares of common stock sold in our initial public offering which was completed in February 2012, or our follow-on public offering, which was completed in July, 2012. Any debt financing secured by us in the future would likely be senior to our common stock and could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Our loan agreement contains operating and financial covenants that may restrict our business and financing activities and expose us to risks that could adversely affect our liquidity and financial condition.

On July 18, 2007, we entered into a loan and security agreement with a financial institution. As amended to date, the loan agreement provides for borrowings up to $30.0 million, subject to a borrowing formula, under a revolving line of credit, with a sublimit of $2.65 million for the issuance of corporate credit cards and letters of credit on our behalf. As of July 31, 2012, we had no borrowings and a $2.3 million standby letter of credit issued under our loan agreement. Any borrowings, letters of credit and credit card services pursuant to our loan agreement are secured by substantially all of our assets, including our intellectual property. Our loan agreement limits, among other things, our ability to:

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

In connection with search engine optimization, or SEO, capabilities that we provide our clients, including our SEO solution, we depend in part on various Internet search engines, such as Google and Bing, to direct a significant amount of traffic to our clients’ websites. Our ability to influence the number of visitors directed to our clients’ websites through search engines is not entirely within our control. For example, search engines frequently revise their algorithms in an attempt to optimize their search result listings. In 2011, Google announced an algorithm change that affected nearly 12% of their U.S. query results. There cannot be any assurance as to whether these or any future changes that may be made by Google or any other search engines might impact our SEO capability in the long term. Changes in the methodologies used by search engines to display results could cause our clients’ websites to receive less favorable placements, which could reduce the number of users who click to visit our clients’ websites from these search engines. Some of our clients’ websites have experienced fluctuations in search result rankings and we anticipate similar fluctuations in the future. Internet search engines could decide that content on our clients’ websites enabled by our solutions, including online word of mouth, is unacceptable or violates their corporate policies. Any reduction in the number of users directed to our clients’ websites could negatively affect our ability to earn revenue through our SEO solution.

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

In addition to our acquisition of PowerReviews in June 2012, we may support our growth through acquisitions of additional complementary businesses, services or technologies in the future. Future acquisitions involve risks, such as:

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

As a public company, we are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with the filing of our Annual Report on Form 10-K for fiscal year 2013. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be prevented or detected on a timely basis. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the recently enacted Jumpstart Our Business Startups Act of 2012, or the JOBS Act, if we take advantage of the exemptions contained in the JOBS Act. We may remain an “emerging growth company” for up to five years from the date of our initial public offering, which was February 23, 2012, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any October 31 before that time, we would cease to be an “emerging growth company” at the end of that fiscal year.

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

Our stock price has been volatile and may be subject to volatility in the future.

The market price of our common stock has been volatile historically and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, fluctuations in the valuation of companies perceived by investors to be comparable to us or in valuation metrics, such as our price to earnings ratio, could impact our stock price. Additionally, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations and general economic, political and market conditions, such as recessions, changes in U.S. credit ratings, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock. In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us, regardless of the merits or outcome, could result in substantial costs and divert our management’s attention from other business concerns, which could materially harm our business.

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

Our executive officers, directors, beneficial owners of 5.0% or more of our outstanding shares of common stock and affiliated entities together beneficially owned approximately 41.8% of our common stock outstanding as of July 31, 2012. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit our other stockholders. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

The price of our common stock could decline if there are substantial sales of our common stock in the public stock market. We had an aggregate of 68,779,568 outstanding shares of common stock as of July 31, 2012. All 10,906,941 shares of common stock sold in our initial public offering and all 9,775,000 shares of common stock sold in our follow-on public offering are freely tradeable without restrictions, unless these shares are held by “affiliates,” as that term is defined in Rule 144 under the Securities Act. In addition, after giving effect to the release of the underwriters’ lock-up from our initial public offering, which occurred on August 22, 2012, approximately 15 million additional shares became eligible for sale, subject in some cases to volume and other restrictions under Rule 144 and Rule 701 under the Securities Act. The remaining shares of common stock outstanding as of July 31, 2012 are restricted as a result of securities laws, lock-up agreements or other contractual restrictions. The underwriters of our follow-on offering may, in their sole discretion and without notice, release all or any portion of the shares from the restrictions of the lock-up agreements executed in connection with such offering. In addition, these lock-up agreements are subject to the exceptions described in the section of our initial public offering prospectus titled “Underwriters.”

All shares issued in connection with our acquisition of PowerReviews are subject to a lock-up agreement with us, which expires approximately 180 days following the closing of our acquisition of PowerReviews, which will be December 10, 2012.

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

After the expiration of the applicable lock-up periods, the holders of certain shares of our common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

Some of our employees, including all of our named executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our common stock. These plans provide for sales to occur from time to time after the expiration of the applicable lock-up periods. Sales of shares under those plans by our named executive officers, as well as any other employee who has entered into a 10b5-1 trading plan who participated as a selling stockholder in the follow-on offering, will not be made during the 90-day lock-up period related to our follow-on public offering, which period may be extended under certain conditions and is anticipated to expire on October 16, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

In connection with our acquisition of PowerReviews, we agreed to issue up to an aggregate of 6,380,538 shares of our common stock as a portion of the acquisition consideration. The final number of shares of our common stock to be issued in connection with the acquisition is subject to adjustment based on (i) potential downward purchase price adjustment provisions and (ii) indemnification obligations of the former PowerReviews equityholders after the closing of the acquisition.

The issuance of shares of our common stock in connection with the acquisition was in reliance on the private offering exemption of Section 4(2) of the Securities Act and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder based on the following factors: (i) the number of offerees or purchasers, as applicable; (ii) the absence of general solicitation; (iii) representations obtained from the PowerReviews equityholders with respect to their status as accredited investors; (iv) the provision of appropriate disclosure; and (v) the placement of restrictive legends on the book entry entitlements reflecting the securities coupled with investment representations obtained from the former PowerReviews equityholders being issued shares of our common stock.

Use of Proceeds from Public Offering of Common Stock

On February 29, 2012, we completed our initial public offering of 10,906,941 shares of our common stock, of which 10,422,645 shares were offered by us and 484,296 shares were offered by selling stockholders at a price to the public of $12.00 per share. The aggregate offering price for shares sold in the offering was approximately $130.9 million. This offering was effected on February 23, 2012 pursuant to a registration statement on Form S-1 (File No. 333-176506), which the SEC declared effective on such date. Morgan Stanley & Co. LLC, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC acted as representatives of the underwriters in the offering. The gross proceeds that we raised from the sale of our common stock in the offering was approximately $125.1 million, resulting in net proceeds from the sale of our common stock of approximately $112.8 million, after deducting underwriting discounts and commissions of approximately $8.8 million and other offering expenses of approximately $3.5 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries, or as a result of sales of shares of common stock by selling stockholders in the offering.

On July 23, 2012, we completed our follow-on offering of 9,775,000 shares of our common stock at a price to the public of $15.40 per share. The aggregate offering price for shares sold in the offering was approximately $150.5 million. This offering was effected on July 17, 2012 pursuant to a registration statement on Form S-1 (File No. 333-182382), which the SEC declared effective on such date. Morgan Stanley & Co. LLC, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC acted as representatives of the underwriters in the offering. The gross proceeds that we raised from the sale of our common stock in the offering was approximately $55.8 million, resulting in net proceeds from the sale of our common stock of approximately $51.9 million, after deducting underwriting discounts and commissions of approximately $2.7 million and other offering expenses of approximately $1.2 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries, or as a result of sales of shares of common stock by selling stockholders in the offering.

The proceeds from our initial public offering and our follow-on offering have been used for working capital and general corporate purposes. We initially invested our net proceeds from our initial public offering in U.S. government-guaranteed short-term investments and, in connection with our acquisition of PowerReviews, we used approximately $30.9 million in cash in our first fiscal quarter of 2013. We have broad discretion over the uses of the net proceeds. Pending other uses, we plan to invest the remaining net proceeds from our initial public offering and follow-on offering in short-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. There have been no material differences between the actual use of proceeds and intended use of proceeds as originally described in our initial public offering or follow-on offering.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

BAZAARVOICE, INC.

Dated: September 7, 2012	/s/ Brett Hurt
Brett Hurt
Director, Founder, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Stephen Collins
Stephen Collins
Chief Financial Officer and Chief Innovation Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	S-1	333-176506	3.1	August 26, 2011

3.2	Amended and Restated Bylaws, as currently in effect	S-1	333-176506	3.2	August 26, 2011

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.