Form 10-Q
period 2012-10-31
Bazaarvoice Inc
filed 2012-12-05
CIK 1330421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-35433

BAZAARVOICE, INC.

(Exact name of registrant as specified in its charter)

State of Delaware	20-2908277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3900 N. Capital of Texas Highway, Suite 300 Austin, Texas	78746-3211
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 551-6000

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)

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

The number of shares of the registrant’s common stock outstanding as of November 23, 2012 was 71,452,435.

Bazaarvoice, Inc.

Bazaarvoice, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share data)

(unaudited)

	October 31,	April 30,
	2012	2012
Assets
Current assets:
Cash and cash equivalents	$45,116	$74,367
Restricted cash	604	500
Short-term investments	96,408	50,834
Accounts receivable, net of allowance for doubtful accounts of $1,299 and $788, as of October 31, 2012 and April 30, 2012, respectively	22,465	17,977
Prepaid expenses and other current assets	4,293	3,873

Total current assets	168,886	147,551
Property, equipment, and capitalized internal-use software development costs, net	12,710	8,868
Goodwill	113,152	—
Acquired intangible assets, net	39,133	—
Other non-current assets	129	448

Total assets	$334,010	$156,867

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,852	$2,523
Accrued expenses and other current liabilities	16,931	12,725
Deferred revenue	47,185	42,152

Total current liabilities	69,968	57,400
Deferred revenue less current portion	2,317	3,434
Deferred tax liability, long-term	1,465	31
Other liabilities, long-term	2,390	2,404

Total liabilities	76,140	63,269
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock – $0.0001 par value; 150,000,000 shares authorized, 71,178,419 shares issued and 70,928,419 shares outstanding as of October 31, 2012; 150,000,000 shares authorized, 58,779,937 shares issued and 58,529,937 shares outstanding at April 30, 2012	7	6
Treasury stock, at cost – 250,000 shares at October 31, 2012 and April 30, 2012	—	—
Additional paid-in capital	352,807	158,769
Accumulated other comprehensive loss	(6)	(20)
Accumulated deficit	(94,938)	(65,157)

Total stockholders’ equity	257,870	93,598

Total liabilities and stockholders’ equity	$334,010	$156,867

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share information)

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
Revenue	$38,626	$25,015	$74,288	$47,103
Cost of revenue	14,099	8,805	26,732	16,602

Gross profit	24,527	16,210	47,556	30,501

Operating expenses:
Sales and marketing	17,850	12,125	33,172	23,317
Research and development	7,948	4,576	15,442	7,919
General and administrative	7,484	4,815	23,680	9,914
Acquisition-related and other	1,366	—	2,750	—
Amortization of acquired intangible assets	898	—	1,378	—

Total operating expenses	35,546	21,516	76,422	41,150

Operating loss	(11,019)	(5,306)	(28,866)	(10,649)

Other income (expense), net
Interest income	—	6	50	13
Other income (expense)	51	(373)	(403)	(464)

Total other income (expense), net	51	(367)	(353)	(451)

Loss before income taxes	(10,968)	(5,673)	(29,219)	(11,100)
Income tax expense	274	178	562	287

Net loss	$(11,242)	$(5,851)	$(29,781)	$(11,387)
Accretion of redeemable convertible preferred stock	—	(12)	—	(25)

Net loss applicable to common stockholders	$(11,242)	$(5,863)	$(29,781)	$(11,412)

Net loss per share applicable to common stockholders:
Basic and diluted	$(0.16)	$(0.30)	$(0.45)	$(0.60)

Basic and diluted weighted average number of shares outstanding	69,846	19,421	66,203	19,119

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2012	2011	2012	2011
Net loss	$(11,242)	$(5,851)	$(29,781)	$(11,387)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	60	(22)	(9)	(36)
Unrealized gain on securities	46	—	23	—

Total other comprehensive income (loss), net of tax	106	(22)	14	(36)

Comprehensive loss	$(11,136)	$(5,873)	$(29,767)	$(11,423)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock		Treasury Stock
(in thousands)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at April 30, 2012	58,780	$6	250	$—	$158,769	$(20)	$(65,157)	$93,598

Issuance of stock to acquire PowerReviews	6,381	1	—	—	119,694	—	—	119,695
Issuance of common stock (net of issuance costs)	3,625	—	—	—	51,943	—	—	51,943
Excess tax benefit related to stock-based compensation	—	—	—	—	272	—	—	272
Stock-based expense	—	—	—	—	15,933	—	—	15,933
Issuance of restricted stock awards	50	—	—	—	—	—	—	—
Exercise of stock options and vested restricted stock units	2,342	—	—	—	6,196	—	—	6,196
Change in foreign currency translation adjustment	—	—	—	—	—	(9)	—	(9)
Change in unrealized (loss)/gain on investments	—	—	—	—	—	23	—	23
Net loss	—	—	—	—	—	—	(29,781)	(29,781)

Balance at October 31, 2012	71,178	$7	250	$—	$352,807	$(6)	$(94,938)	$257,870

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended October 31,
	2012	2011
Operating activities
Net loss	$(29,781)	$(11,387)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	4,335	1,410
Stock-based expense	15,933	3,255
Bad debt expense	783	847
Excess tax benefit related to stock-based compensation	(272)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,800)	(5,506)
Prepaid expenses and other current assets	(228)	(1,077)
Other non-current assets	(116)	(213)
Accounts payable	3,176	2,227
Accrued expenses and other current liabilities	2,534	4,188
Deferred revenue	1,334	7,207
Other liabilities, long-term	1,138	263

Net cash provided by (used in) operating activities	(5,964)	1,214
Investing activities
Acquisitions, net of cash acquired	(30,314)	—
Purchases of property, equipment and capitalized internal-use software development costs, net	(5,830)	(2,820)
Purchases of short-term investments	(66,717)	—
Proceeds from sale of short-term investments	21,165	—
Increase of restricted cash	—	(250)

Net cash used in investing activities	(81,696)	(3,070)
Financing activities
Payments of initial stock offering costs	—	(937)
Proceeds from follow-on stock offering, net of costs	51,943	—
Proceeds from exercise of stock options	6,196	1,782
Excess tax benefit related to stock-based compensation	272	—

Net cash provided by financing activities	58,411	845

Effect of exchange rate fluctuations on cash and cash equivalents	(2)	(39)

Net decrease in cash and cash equivalents	(29,251)	(1,050)
Cash and cash equivalents at beginning of period	74,367	15,050

Cash and cash equivalents at end of period	$45,116	$14,000

Supplemental disclosure of other cash flow information:
Cash paid for income taxes	$236	$18
Supplemental disclosure of non-cash investing and financing activities:	—
Accretion of redeemable convertible preferred stock	$—	$25
Accrued stock offering costs	—	934
Issuance of stock for acquisition	119,695	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Nature of Operations

Bazaarvoice, Inc. (“Bazaarvoice” or the “Company”) is a leading provider of social commerce solutions that help its clients capture, display and analyze online word of mouth, including consumer-generated ratings and reviews, questions and answers, stories, recommendations, photographs, videos and other content about its clients’ brands, products or services. Bazaarvoice, which literally means “voice of the marketplace,” was founded on the premise that online word of mouth is critical to consumers and businesses because of its influence on purchasing decisions, both online and offline.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”), as contained in the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the three and six months ended October 31, 2012 are not necessarily indicative of results that may be expected for the year ending April 30, 2013 or any other period.

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

Derivative Financial Instruments

As a result of the Company’s international operations, it is exposed to various market risks that may affect its consolidated results of operations, cash flows and financial position. These market risks include, but are not limited to, fluctuations in currency exchange rates. The Company’s primary foreign currency exposures are in Euros and British Pound Sterling. The Company faces exposure to adverse movements in currency exchange rates as the financial results of its operations are translated from local currency into U.S. dollars upon consolidation. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in income.

The Company may enter into derivative instruments to hedge certain net exposures of nonfunctional currency denominated assets and liabilities, even though it does not elect to apply hedge accounting or hedge accounting does not apply. Gains and losses resulting from a change in fair value for these derivatives are reflected in income in the period in which the change occurs and are recognized on the consolidated statement of operations in other income (expense). Cash flows from these contracts are classified within net cash provided by (used in) operating activities on the consolidated statements of cash flows.

The Company does not use financial instruments for trading or speculative purposes. The Company recognizes all derivative instruments on the balance sheet at fair value and its derivative instruments are generally short-term in duration. The derivative contracts were not material as of October 31, 2012. The Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.

There have been no other significant changes or updates to the Company’s significant accounting policies disclosed in its Form 10-K.

Recently Adopted Accounting Pronouncements

Goodwill

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other: Testing Goodwill for Impairment,” which simplifies the periodic testing of goodwill for impairment. This guidance will allow companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test required under current accounting standards. This guidance will be effective for the Company’s annual goodwill impairment test performed in 2013 and is not expected to have a material impact on the Company’s consolidated financial statements.

Comprehensive Income

In June 2011, the FASB issued a standard to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard eliminates the option to present the components of other comprehensive income as part of the statement of equity. The updated accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 on a retrospective basis. Early application is permitted. The Company adopted the updated guidance in the first quarter of the fiscal year ending April 30, 2013.

3. Fair Value of Financial Assets and Liabilities

The following table summarizes the Company’s cash and cash equivalents as of October 31, 2012 and April 30, 2012:

(in thousands)	October 31, 2012	April 30, 2012
Demand deposit accounts	$41,427	$45,361
Money market funds	3,689	288
U.S. Treasury bills	—	7,499
Corporate bonds (U.S. Gov. guaranteed)	—	21,219

Total cash and cash equivalents	$45,116	$74,367

The following table summarizes the Company’s short-term investments as of October 31, 2012:

(in thousands)	Cost	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit (U.S. Gov. guaranteed)	$10,226	$(8)	$10,218
Corporate bonds	23,395	(9)	23,386
U.S. Treasury notes	62,814	(10)	62,804

Total short-term investments	$96,435	$(27)	$96,408

The following table summarizes the Company’s short-term investments as of April 30, 2012:

	Year Ended April 30, 2012
	Gross Unrealized
(in thousands)	Cost	Gains (Losses)	Fair Value
Available-for-sale securities:
Certificates of deposit (U.S. Gov. guaranteed)	$4,510	$(14)	$4,496
U.S. Treasury notes	28,126	(28)	28,099
Corporate bonds	18,245	(5)	18,239

Total short-term investments	$50,881	$(47)	$50,834

All short-term investments have an original maturity date less than 12 months at October 31, 2012 and April 30, 2012.

The following table summarizes the fair value of the Company’s financial assets and liabilities that were measured on a recurring basis as of October 31, 2012 and April 30, 2012:

	Fair Value Measurements at October 31, 2012				Fair Value Measurements at April 30, 2012
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,689	$—	$—	$3,689	$288	$—	$—	$288
U.S. Treasury bills	—	—	—	—	7,499	—	—	7,499
Corporate bonds (U.S. Gov. guaranteed)	—	—	—	—	21,219	—	—	21,219

Total cash equivalents	3,689	—	—	3,689	29,006	—	—	29,006

Restricted cash	604	—	—	604	500	—	—	500
Short-term investments:
Certificates of deposit (U.S. Gov. guaranteed)	10,218	—	—	10,218	4,496	—	—	4,496
Corporate bonds	23,386	—	—	23,386	18,239	—	—	18,239
U.S. Treasury notes	62,804	—	—	62,804	28,099	—	—	28,099

Total short-term investments	96,408	—	—	96,408	50,834	—	—	50,834

Total assets	$100,701	$—	$—	$100,701	$80,340	$—	$—	$80,340

The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and six months ended October 31, 2012 and 2011, there were no non-recurring fair value measurements of assets or liabilities.

4. Business Combinations

On June 12, 2012, the Company acquired PowerReviews, Inc., or PowerReviews, for $31.1 million in cash and 6.4 million shares of the Company’s common stock. In connection with the acquisition, the Company assumed the PowerReviews option plan. After conversion, the PowerReviews options are equivalent to vested and unvested options to purchase 1.7 million shares of the Company’s common stock.

PowerReviews’ solutions are offered through two platforms, an enterprise platform that is similar to the Company’s current Conversations platform and an Express platform that provides certain ratings and reviews solutions as a turn-key offering. The Company accounted for the PowerReviews acquisition using the acquisition method of accounting.

The Company preliminarily allocated the purchase price to the assets acquired, including intangible assets, and liabilities assumed based on estimated fair values at the date of the acquisition. The Company estimated the value of tangible assets and liabilities based on purchase price and future intended use. The Company derived the value of intangible assets from the present value of estimated future benefits from the various intangible assets acquired.

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value assets acquired and liabilities assumed at the business combination date, its estimates and assumptions are subject to refinement. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. The Company records adjustments to assets acquired or liabilities assumed subsequent to the measurement period in its operating results in the period in which the adjustments were determined. The current period change in the allocated purchase price for PowerReviews is due to a change in estimates related to the assessment of the state sales and use tax status of our products and the associated collectibility of the unbilled amounts from clients.

The Company allocated the purchase price for PowerReviews as follows (in thousands):

Cash and cash equivalents	$745
Restricted cash	104
Accounts receivable	497
Prepaid expenses and other current assets	156
Property and equipment	280
Current deferred tax asset	239
Intangible assets:
Domain name (Indefinite useful life)	800
Developed technology (3 year useful life)	5,400
Customer relationships (3 to 10 year useful life)	35,000

Total identified intangible assets	41,200
Goodwill	113,152

Total assets acquired	156,373
Accounts payable	(304)
Accrued liabilities	(2,167)
Deferred revenue	(2,627)
Non-current deferred tax liability	(521)

Total liabilities assumed	(5,619)

Net assets acquired	$150,754

Using a price of $17.20 per share of common stock issued, which was the closing price of the Company’s common stock on the Nasdaq Global Market on the date of the acquisition, the consideration paid was as follows (in thousands):

Cash	$31,059
Common stock	109,745
Fair Value of Vested Stock Options Assumed	9,950

Total consideration	$150,754

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

At October 31, 2012, the Company had goodwill in the amount of $113.2 million. The Company assesses goodwill for impairment annually on March 15, or more frequently if other indicators of potential impairment arise. There were no indicators of impairment as of October 31, 2012.

The following table reflects the changes in goodwill for the six months ended October 31, 2012:

Balance, as of April 30, 2012	$—
Increase in goodwill related to acquisition	113,152

Balance, as of October 31, 2012, gross	$113,152

Accumulated impairment loss	—

Balance, as of October 31, 2012, net	$113,152

Pro Forma Adjusted Summary

The results of operations of PowerReviews have been included in the unaudited condensed consolidated financial statements subsequent to the acquisition date. The following unaudited pro forma adjusted summary for the three and six months ended October 31, 2012 and 2011 assumes that PowerReviews had been acquired on May 1, 2011 (in thousands, except per share data):

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
Pro forma adjusted total revenue	$38,626	$27,929	$75,892	$52,825
Pro forma adjusted net loss attributable to Bazaarvoice, Inc.	$(10,259)	$(10,376)	$(27,037)	$(30,942)
Pro forma adjusted net loss per share attributable to Bazaarvoice, Inc.:
Basic and Diluted	$(0.15)	$(0.40)	$(0.40)	$(1.21)

The unaudited pro forma results for the six months ended October 31, 2011 include $2.7 million of amortization charges for acquired intangible assets, adjustments for $9.8 million of incremental stock-based expense related to the acceleration of options due to the acquisition, $1.1 million of stock-based expense related to the post-combination service arrangements entered into with the continuing employees and $2.4 million of acquisition costs. The unaudited pro forma results for the three months ended October 31, 2011 include $1.4 million of amortization charges for acquired intangible assets, $0.6 million of stock-based expense related to the post-combination service arrangements entered into with the continuing employees and $1.0 million of acquisition costs.

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

The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items occurring in the period. The Company’s effective tax rate for the three and six months ended October 31, 2012 was (2.4) percent compared to (1.9) percent, respectively, compared to (3.0) percent and (2.5) percent for the three and six months ended October 31, 2011. The negative tax rates were primarily attributable to estimated foreign and state income tax expense compared to a consolidated pre-tax book loss.

6. Debt

On July 18, 2007, the Company entered into a loan and security agreement, or the Loan Agreement, with a financial institution, which was most recently amended in November 2012. As amended, the Loan Agreement provides for a revolving line of credit with a borrowing capacity of up to the lesser of (a) $30.0 million or (b) 100% of eligible monthly service fees as defined in the Loan Agreement, inclusive of any amounts outstanding under the $2.65 million sublimit for corporate credit card and letter of credit services. The revolving line of credit expires on January 31, 2015 with all advances immediately due and payable. The revolving line of credit bears interest at the prime based rate as defined in the Loan Agreement except during any period of time during which, in accordance with the Loan Agreement, the line bears interest at the daily adjusting LIBOR rate. Borrowings under the revolving line of credit are collateralized by substantially all assets of the Company and of its U.S. subsidiaries. The Loan Agreement contains certain financial and nonfinancial covenants. As of October 31, 2012 and October 31, 2011, the Company was in compliance with the terms of these covenants.

On November 4, 2008, the Company entered into a pledge and security agreement with a financial institution for a standby letter of credit for credit card services from a separate financial institution. As amended, the agreement provides for a standby letter of credit for credit card services in an amount not to exceed $0.5 million. The Company pledged a security interest in its money market account, in which the balance must equal at least the credit extended. This letter of credit expires annually and the pledged security interest is recorded as short-term restricted cash in the Company’s financial statements.

Prior to its acquisition by the Company, PowerReviews entered into a standby letter of credit for approximately $0.1 million from a financial institution in favor of its sublandlord. PowerReviews pledged a security interest in its money market account to secure the reimbursement obligations in connection with its letter of credit. This letter of credit is extended annually until terminated, and the pledged money market account is recorded as short-term restricted cash in the Company’s consolidated financial statements.

7. Loss Per Share Applicable to Common Stockholders

The following table sets forth the computations of loss per share applicable to common stockholders for the three and six months ended October 31, 2012 and 2011, respectively (in thousands, except per share data).

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
Net loss	$(11,242)	$(5,851)	$(29,781)	$(11,387)
Less accretion of redeemable convertible preferred stock	—	(12)	—	(25)

Loss applicable to common stockholders	$(11,242)	$(5,863)	$(29,781)	$(11,412)

Loss per share, basic and diluted	$(0.16)	$(0.30)	$(0.45)	$(0.60)
Weighted average number of shares outstanding, basic and diluted	69,846	19,421	66,203	19,119
Potentially dilutive securities (1):
Outstanding stock options	7,299	5,583	7,828	5,057
Redeemable convertible preferred shares	—	—	—	27,897

(1)	The impact of potentially dilutive securities on earnings per share is anti-dilutive in a period of net loss.

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

9. Commitments and Contingencies

The Company reviews the status of each matter and record a provision for a liability when it is considered both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, the Company assesses whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a loss may be incurred, the Company discloses the estimate of the amount of loss or range of losses, discloses that the amount is immaterial (if applicable), or discloses that an estimate of loss cannot be made.

After the completion of the Company’s acquisition of PowerReviews, the Department of Justice, Antitrust Division, notified the Company that it has opened an investigation to determine whether the acquisition violated Section 7 of the Clayton Act, 15 U.S.C. Section 18. Due to the early stages of the investigation, it is not possible to reliably predict the outcome of the investigation. Therefore, the Company cannot currently make a reasonable estimate of the possible loss or range of loss as a result of the investigation.

At October 31, 2012, the Company was in the process of assessing the sales tax status of the Bazaarvoice enterprise service offering with sales tax agencies in the states in which it operates. Based on the limited information received from certain of these states, the company cannot estimate with certainty which of its service offerings and features these states may determine to be subject to state sales tax. The Company preliminarily estimates that its liability, net of amounts to be recovered from customers, to range between $0.7 million and $2.0 million. The Company has accrued a liability of $1.1 million, representing the best estimate of the amount within the range that is probable will be incurred to settle these obligations. The estimated range includes an action plan for recovering the amounts due from its customers. If it is determined that the portion of the Company’s product offering subject to state sales tax is greater than the accrual at October 31, 2012, then the actual liability incurred will likely approach the higher end of the preliminarily estimated range.

10. Subsequent Events

On November 5, 2012, the Company acquired Longboard Media, Inc., or Longboard Media, a full service media management network for retailers, shopping publishers and advertisers. The Company paid approximately $26.9 million in cash and issued approximately 0.5 million shares of common stock for the acquisition. At the Company’s share price on November 2, 2012, the value of the transaction is approximately $32.7 million. In the event that Longboard Media achieves certain goals with respect to its performance through December 31, 2013, the equityholders of Longboard Media may receive up to an additional $11.0 million in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, or SEC, including our prospectus filed with SEC on July 18, 2012 pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, and subsequent reports on Form 8-K, which discuss our business in greater detail.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;

•	our ability to increase adoption of our platforms by our customers’ internal and external users;

•	our ability to protect our users’ information and adequately address security and privacy concerns;

•	our ability to maintain an adequate rate of growth;

•	our future expenses;

•

the expected benefits of the PowerReviews acquisition, including the ability to establish us with small and medium-sized businesses and further expand the reach and value of our network, and our ability to achieve significant cost synergies;

•	the expected benefits of the Longboard Media acquisition, including our ability to earn revenue based on ads that are served on our network;

•

our plan to continue investing in long-term growth and research and development, enhancing our platforms, and pursuing strategic acquisitions of complementary businesses and technologies to drive future growth;

•	our anticipated trends of our operating metrics and financial and operating results;

•	the effects of increased competition in our market;

•	our ability to effectively manage our growth;

•	our ability to successfully enter new markets and manage our international expansion;

•	our ability to maintain, protect and enhance our brand and intellectual property; and

•	the attraction and retention of qualified employees and key personnel.

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements, including those factors we discuss in the “Risk Factors” sections of this Quarterly Report on Form 10-Q, our prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on July 18, 2012, and in our other filings with the SEC. You should read these factors and the other cautionary statements made in this Quarterly Report on Form 10-Q as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. These risks are not exhaustive. Although we believe the expectations reflected in the forward-looking statements are based on reasonable assumptions, we can give no assurance we will attain these expectations or that any deviations will not be material. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

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

Since May 2005, our inception, we have experienced rapid revenue growth primarily driven by our active enterprise clients who have adopted either our Conversations platform or the PowerReviews Enterprise platform. In order to take advantage of our significant growth opportunity and to provide high levels of client service, we have also substantially expanded our number of full-time employees. We believe our growth is further illustrated by impressions served, which we define as single instances of online word of mouth delivered to an end user’s web browser. While this metric does not drive our pricing, it measures the reach of our network to a consumer audience.

The following table summarizes these measures of our growth over the three and six months ended October 31, 2012 and 2011:

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
Growth Trends:
Revenue (in thousands)	$38,626	$25,015	$74,288	$47,103
Number of active enterprise clients (period end)(1)	1,109	701	1,109	701
Full-time employees (period end)	777	566	777	566
Impressions served (in millions) (2)	33,283	28,082	66,309	53,946

(1)	In connection with our acquisition of PowerReviews, which closed in June 2012, we expanded the types of clients that we serve. To reflect differences among our clients and the services that we offer, we now define our clients as “active enterprise clients” and “active network clients,” the definitions of which are set forth in the Key Business Metrics section. In this Quarterly Report on Form 10-Q, historical references to active clients for periods prior to the closing of the acquisition include both active enterprise clients and active network clients on an aggregate basis. As a result of this nomenclature change resulting from our acquisition of PowerReviews, comparisons of active clients and active client retention rates for periods prior to June 2012 and after June 2012 may not be directly comparable as we have not made this distinction retrospectively. This change has a corresponding impact on metrics that are driven by number of clients, such as revenue per active client; however, we believe the change has had an immaterial impact on these metrics. Accordingly, our Key Business Metrics discuss the performance of our active enterprise clients exclusively.
(2)	The number of impressions for the three and six months ended October 31, 2012 are exclusive of impressions served on either the PowerReviews enterprise platform or the Express platform.

For the three and six months ended October 31, 2012, through the continued enhancement and expansion of our social commerce platforms, we achieved significant growth as compared to the three and six months ended October 31, 2011 in both the number of active enterprise clients and the revenue we generated from our active enterprise clients. Our revenue was $38.6 million and $74.3 million for the three and six months ended October 31 2012, respectively, which represented a 54.4% and 57.7% increase, respectively, from the three and six months ended October 31, 2011.

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

On November 5, 2012, we completed the acquisition of Longboard Media, Inc., a full service media management company that enables online retailers, shopping publishers and mobile commerce applications to launch and manage on-site advertising solutions and site monetization strategies. Through Longboard Media’s shopper media network, brand advertisers are able to target consumers throughout the online shopping experience, often immediately prior to the point of sale. We generally expect to earn revenue based on the number of times advertisements are displayed on our network and expect to report this revenue on a gross basis with the portion of the advertiser fee we pay to our network members as inventory costs under cost of revenue. We expect the key business metrics for our media operations to vary from those reported for our hosted software platform and to include the number of brand advertisers and shopper media sites.

For the remainder of fiscal year 2013, we plan to continue to invest for long-term growth. We expect to continue the enhancement of our platforms by developing new solutions, adding new features and functionality and expanding the potential applications of our existing solutions. We also plan to continue our investments in research and development and to pursue strategic acquisitions of complementary businesses and technologies that will enable us to continue to drive growth in the future. As of October 31, 2012, we had 777 full-time employees, which represented an increase of 37.3% compared to the same period last year.

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
	(in thousands, except number of clients and client retention)
Revenue	$38,626	$25,015	$74,288	$47,103
Cash flow from operations	$(4,142)	$699	$(5,964)	$1,214
Number of active enterprise clients (period end)	1,109	701	1,109	701
Revenue per active enterprise client (1)	$35.4	$37.3	$74.9	$73.8
Active enterprise client retention rate (2)	96.5%	97.5%	94.9%	94.6%
Revenue per employee (3)	49.9	46.1	101.8	89.4

(1)	Calculated based on the average number of active enterprise clients for the period on a quarterly basis.
(2)	Calculation is based on active enterprise client retention over the three and six month periods.
(3)	Calculated based on the average number of full-time employees for the three and six month periods.

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

Revenue per Active Enterprise Client

Revenue per active enterprise client is calculated as revenue recognized during the period divided by the average number of active enterprise clients for the period. One of our key goals is to provide exceptional client service to drive client lifetime value. Our experience indicates that the better client service we provide, the more likely we are to increase our revenue per active client and retain clients. In addition, we seek to increase revenue per active client by selling our solutions to new brands within existing clients or selling additional solutions to existing clients. Indeed, many of our clients have multiple brands that have deployed our solutions. Increasing revenue per active client coupled with high client retention maximizes lifetime client value and, by extension, the value of our business. Due to the acquisition of PowerReviews, we have expanded our penetration within the small to medium business market segments. This metric may decline as we gain further traction in these market segments.

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

Key Components of Our Consolidated Statements of Operations

Revenue

We generate revenue principally from fixed commitment subscription contracts under which we provide clients with various services, including access to our hosted software platforms. We sell these services under contractual agreements that are generally one year in length. Clients typically commit to fixed rate fees for the service term, payable in advance. Revenue from these agreements is recognized ratably over the period of service and any revenue that does not meet recognition criteria is recorded as deferred revenue on our balance sheet. We invoice clients on varying billing cycles, including annually, quarterly and monthly; therefore, our deferred revenue balance does not represent the total contract value of our non-cancelable subscription agreements. Fees payable under these agreements are due in full and non-refundable regardless of the actual use of the service and contain no general rights of return. We have enjoyed a growing, diverse, global and balanced client base, and no single client accounted for more than 10.0% of our revenue for the three and six months ended October 31, 2012 and 2011.

Cost of Revenue

Cost of revenue consists primarily of personnel costs and related expenses associated with employees and contractors who provide our subscription services. This includes the costs of our implementation team, which were $3.5 million and $6.5 million for the three and six months ended October 31, 2012 and $3.4 million and $6.4 million for the three and six months ended October 31, 2011, respectively, along with our content moderation teams and other support services provided as part of the fixed commitment subscription contracts. Cost of revenue also includes professional fees, including third-party implementation support, travel-related expenses and an allocation of general overhead costs, including depreciation, facility- and office-related expenses. Personnel costs include salaries, benefits, bonuses and stock-based expense. We generally increase our capacity, particularly in the areas of implementation and support, ahead of the growth in revenue we expect those investments to drive, which can result in lower margins in the given investment period.

Cost of revenue also includes hosting costs, the amortization of capitalized internal-use software development costs incurred in connection with our hosted software platforms, and the amortization of developed technology acquired from PowerReviews. The amortization expense associated with capitalized internal-use software development costs was $0.5 million and $0.9 million for the three and six months ended October 31, 2012 and $0.2 million and $0.4 million for the three and six months ended October 31, 2011, respectively. The amortization expense associated with the developed technology acquired from PowerReviews was $0.5 million and $0.7 million for the three and six months ended October 31, 2012, respectively. We allocate general overhead expenses to all departments based on the number of employees in each department, which we consider to be a fair and representative means of allocation. As such, general overhead expenses, including depreciation and facilities costs, are reflected in our cost of revenue.

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

Operating Expenses

We classify our operating expenses into five categories: sales and marketing; research and development; general and administrative; acquisition-related and other; and amortization of acquired intangible assets. In each category, our operating expenses consist primarily of personnel costs, program expenses, professional fees and travel-related expenses, as applicable. In addition, we allocate general overhead expenses to all departments based on the number of employees in each department, which we consider to be a fair and representative means of allocation and, as such, general overhead expenses, including depreciation and facilities costs, are reflected in each of our operating expense categories. Operating expenses grew from $21.5 and $41.2 million for the three and six months ended October 31, 2011 to $35.5 million and $76.4 million for the three and six months ended October 31, 2012 due primarily to the increase in our number of full-time employees from 566 at October 31, 2011 to 777 at October 31, 2012.

Sales and marketing. Sales and marketing expenses consist primarily of personnel costs for our sales, marketing and business development employees and executives, including salaries, benefits, stock-based expense, bonuses and commissions earned by our sales personnel. Also included are non-personnel costs such as professional fees, an allocation of our general overhead expenses and the costs of our marketing and brand awareness programs. Our marketing programs include our Social Summits in the United States and Europe, regional user groups, corporate communications, public relations and other brand building and product marketing expenses. We expense sales commissions when a client contract is executed because we believe our obligation to pay a sales commission arises at that time. We plan to continue investing in sales and marketing by increasing the number of direct sales personnel, expanding our domestic and international sales and marketing activities, and focusing our marketing efforts on direct sales support and pipeline generation, which we believe will enable us to add new clients and increase penetration within our existing client base. We expect that, in the future, sales and marketing expenses will increase and continue to be our largest operating cost.

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

General and administrative. General and administrative expenses consist primarily of personnel costs, including salaries, benefits, stock-based expense and bonuses for our administrative, legal, human resources, finance, accounting and information technology employees and executives. Also included are non-personnel costs, such as travel-related expenses, professional fees and other corporate expenses, along with an allocation of our general overhead expenses. We expect to incur incremental costs associated with supporting the growth of our business, both in terms of size and geographical diversity, and to meet the increased compliance requirements associated with being a public company. Those costs include increases in our accounting and legal personnel, additional consulting, legal audit and tax fees, insurance costs, board of directors’ compensation and the costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act. As a result, we expect our general and administrative expenses to increase in absolute dollars in future periods but to decrease as a percentage of revenue over time.

Acquisition-related and other. Acquisition related and other expenses consisted of costs incurred related to the acquisition of PowerReviews and Longboard Media and included legal, banker, accounting and other advisory fees of third parties and severance costs for employees.

Amortization of acquired intangible assets. The amortization of acquired intangible assets represents amortization of the acquired customer relationship intangible asset from PowerReviews.

Other Income (Expense)

Other income (expense) consists primarily of interest income, foreign exchange gains and losses and the resulting gain or loss from foreign exchange contracts. Interest income represents interest received on our cash and investments. We expect interest income to increase in subsequent periods as we earn interest income from proceeds received from our initial public offering. Foreign exchange gains and losses arise from revaluations of foreign currency denominated monetary assets and liabilities and are partially offset by the change in market value of our foreign exchange contracts.

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

Results of Operations

The following tables set forth our results of operations for the specified periods. The period-to-period comparisons of results of operations are not necessarily indicative of results for future periods.

Consolidated Statements of Operations Data:

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Revenue	$38,626	$25,015	$74,288	$47,103
Cost of revenue (1)	14,099	8,805	26,732	16,602

Gross profit	24,527	16,210	47,556	30,501
Operating expenses:
Sales and marketing (1)	17,850	12,125	33,172	23,317
Research and development (1)	7,948	4,576	15,442	7,919
General and administrative (1)	7,484	4,815	23,680	9,914
Acquisition-related and other	1,366	—	2,750	—
Amortization of acquired intangible assets	898	—	1,378	—

Total operating expenses	35,546	21,516	76,422	41,150

Operating loss	(11,019)	(5,306)	(28,866)	(10,649)

Total other income (expense), net	51	(367)	(353)	(451)

Net loss before income taxes	(10,968)	(5,673)	(29,219)	(11,100)
Income tax expense	274	178	562	287

Net loss	$(11,242)	$(5,851)	$(29,781)	$(11,387)

Other Data:
Adjusted EBITDA (2)	$(3,959)	$(3,097)	$(6,746)	$(6,411)

(1)	Includes stock-based expense as follows:

Cost of revenue	$583	$344	$877	$667
Sales and marketing	870	412	2,695	814
Research and development	1,054	360	1,696	564
General and administrative	1,088	581	10,665	1,210

	$3,595	$1,697	15,933	$3,255

(2)	We define Adjusted EBITDA as net loss adjusted for stock-based expense, adjusted depreciation and amortization (which excludes amortization of capitalized internal-use software development costs), integration and other costs related to acquisitions, income tax expense and other (income) expense, net. Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP.

Adjusted EBITDA should not be considered as an alternative to net loss, operating loss or any other measure of financial performance calculated and presented in accordance with U.S. GAAP. Our Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate Adjusted EBITDA in the same manner. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate these adjustments and the reason we consider them appropriate.

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

•

Our management uses Adjusted EBITDA in conjunction with U.S. GAAP financial measures for planning purposes, including the preparation of our annual operating budget, as a measure of operating performance and the effectiveness of our business strategies and in communications with our board of directors concerning our financial performance;

•

Adjusted EBITDA provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their U.S. GAAP results; and

•	We anticipate that our investor and analyst presentations will continue to include Adjusted EBITDA as a supplemental measure to evaluate our overall operating performance.

We understand that, although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under U.S. GAAP. These limitations include:

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

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most comparable U.S. GAAP measure, for each of the periods indicated, in thousands.

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Adjusted EBITDA:
Net loss	$(11,242)	$(5,851)	$(29,781)	$(11,387)
Stock-based expense	3,595	1,697	15,933	3,255
Adjusted depreciation and amortization	2,099	512	3,437	983
Acquisition-related and other expense	1,366	—	2,750	—
Income tax expense	274	178	562	287
Total other (income) expense, net	(51)	367	353	451

Adjusted EBITDA	$(3,959)	$(3,097)	$(6,746)	$(6,411)

The following tables set forth our results of operations for the specified periods as a percentage of revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

Consolidated Statements of Operations Data:

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (1)	36.5	35.2	36.0	35.2

Gross profit	63.5	64.8	64.0	64.8
Operating expenses:
Sales and marketing (1)	46.2	48.5	44.7	49.6
Research and development (1)	20.6	18.3	20.8	16.8
General and administrative (1)	19.4	19.2	31.9	21.0
Acquisition-related and other	3.5	—	3.7	—
Amortization of acquired intangible assets	2.3	—	1.8	—

Total operating expenses	92.0	86.0	102.9	87.4

Operating loss	(28.5)	(21.2)	(38.9)	(22.6)

Total other income (expense), net	0.1	(1.5)	(0.5)	(1.0)

Loss before income taxes	(28.4)	(22.7)	(39.4)	(23.6)
Income tax expense	0.7	0.7	0.8	0.6

Net loss	(29.1)%	(23.4)%	(40.2)%	(24.2)%

Other data:
Adjusted EBITDA (2)	(10.2)%	(12.4)%	(9.1)%	(13.6)%

(1) Includes stock-based expense as follows:

Cost of revenue	1.5%	1.4%	1.2%	1.4%
Sales and marketing	2.3	1.6	3.6	1.7
Research and development	2.7	1.4	2.3	1.2
General and administrative	2.8	2.2	14.3	2.6

	9.3%	6.8%	21.4%	6.9%

(2)	We define Adjusted EBITDA as net loss adjusted for stock-based expense, adjusted depreciation and amortization (which excludes amortization of capitalized internal-use software development costs), acquisition related costs, income tax expense and other (income) expense, net. See note (2) on page 21 of this Quarterly Report on Form 10-Q for a reconciliation of net loss to Adjusted EBITDA.

Comparison of the Three Months Ended October 31, 2012 and 2011

Revenue

	Three Months Ended October 31,
	2012	2011	% Change
	(dollars in thousands)
Revenue	$38,626	$25,015	54.4%

Our revenue increased by $13.6 million, or 54.4%, for the three months ended October 31, 2012 compared to the three months ended October 31, 2011. Of this increase, $8.0 million was generated from a 68.5% increase in the number of new clients utilizing our platforms during the period as we continued to increase the market penetration of our solutions, as well as the revenue contribution from our new clients related to our recent acquisition of PowerReviews. The remaining $5.6 million increase was generated from existing clients, primarily from a combination of strong client retention, which was 89.4% for the 12 months ended October 31, 2012, and was partially offset by decreasing revenue per client (in thousands), which was $35.4 for the three months ended October 31, 2012 and $37.3 for the three months ended October 31, 2011.

Cost of Revenue and Gross Profit Percentage

	Three Months Ended October 31,
	2012	2011	% Change
	(dollars in thousands)
Cost of revenue (1)	$14,099	$8,805	60.1%
Gross profit	24,527	16,210	51.3%
Gross profit percentage	63.5%	64.8%

(1)	Includes amortization of intangible assets of $0.5 million for the three months ended October 31, 2012 and none for the three months ended October 31, 2011.

Cost of Revenue. Cost of revenue increased $5.3 million, or 60.1%, for the three months ended October 31, 2012 compared to the three months ended October 31, 2011. This increase was primarily due to a $1.8 million increase in costs associated with hosting services, amortization expense associated with capitalized internal-use software development costs and amortization of developed technology acquired from PowerReviews. We also experienced increases of $2.6 million in personnel-related expenses, $0.6 million of professional fees and $0.3 million of facility-related expenses as we expanded the capacity of our infrastructure to enhance redundancy in our network.

Operating Expenses

	Three Months Ended October 31,
	2012		2011
	Amount	% Rev.	Amount	% Rev.	% Change
	(dollars in thousands)
Sales and marketing	$17,850	46.2%	$12,125	48.5%	47.2%
Research and development	7,948	20.6	4,576	18.3	73.7
General and administrative	7,484	19.4	4,815	19.2	55.4
Acquisition-related and other	1,366	3.5	—	—	n/a
Amortization of acquired intangible assets	898	2.3	—	—	n/a

Total operating expenses	$35,546	92.0%	$21,516	86.0%

Sales and marketing. Sales and marketing expenses increased $5.7 million, or 47.2%, for the three months ended October 31, 2012 compared to the three months ended October 31, 2011. This increase was primarily due to an increase in personnel-related expenses of $4.6 million and as a result of the additional sales and marketing hires, we also experienced increases of $0.7 million of travel-related expenses and $0.4 million of facility-related expenses.

Research and development. Research and development expenses increased $3.4 million, or 73.7%, for the three months ended October 31, 2012 compared to the three months ended October 31, 2011. This increase was primarily due to an increase in personnel-related expenses of $2.5 million as we continued to expand our research and development team. We also experienced increases of $0.5 million of professional fees and $0.3 million of facility-related expenses.

General and administrative. General and administrative expenses increased $2.7 million, or 55.4%, for the three months ended October 31, 2012 compared to the three months ended October 31, 2011. This increase was primarily due to an increase in personnel-related expenses of $1.1 million. The remaining increase was driven primarily by $1.1 million of professional fees, which included $0.5 million for accounting and tax, $0.3 million for recruiting and $0.3 in other, and a $0.5 million increase in facilities related expenses.

Acquisition-related and other. The $1.4 million acquisition-related expense for the three months ended October 31 2012 includes $0.7 million related to the Department of Justice investigation described in Commitments and Contingencies footnote to the financial statements, $0.4 million of legal and advisory expenses related to Longboard Media and $0.3 million in severance to former PowerReviews executives.

Amortization of acquired intangibles. Amortization of acquired intangibles represents amortization of the customer relationships intangible asset from the PowerReviews acquisition. This amortization is presented separately in the statement of operations and was $0.9 million for the three months ended October 31, 2012.

Other Income (Expense), Net

	Three Months Ended October 31,
	2012		2011
	Amount	% Rev.	Amount	% Rev.	% Change
	(dollars in thousands)
Interest income	$—	0.0%	$6	0.0%	(100.0)%
Other income (expense)	51	0.1	(373)	(1.5)	(113.4)

Total other income (expense), net	$51	0.1%	$(367)	(1.5)%

Interest income, which is not material to our operations, decreased by a nominal amount during the three months ended October 31, 2012 compared to the three months ended October 31, 2011. Other income increased for the three months ended October 31, 2012 compared to the three months ended October 31, 2011, due to foreign exchange movement on our foreign currency denominated monetary assets.

Income Tax Expense

	Three Months Ended October 31,
	2012		2011
	Amount	% Rev.	Amount	% Rev.	% Change
	(dollars in thousands)
Income tax expense	$274	0.7%	$178	0.7%	53.4%

Income tax expense for the three months ended October 31, 2012 increased compared to the three months ended October 31, 2011, as a result of increased profits from our international subsidiaries and an increase in interest expense on sales taxes.

Comparison of the Six Months Ended October 31, 2012 and 2011

Revenue

	2012	2011	% Change
	(dollars in thousands)
Revenue	$74,288	$47,103	57.71%

Our revenue increased by $27.2 million, or 57.7%, for the six months ended October 31, 2012 compared to the six months ended October 31, 2011. Of this increase, $13.9 million was generated from a 68.5% increase in the number of new clients utilizing our platforms during the period as we continued to increase the market penetration of our solutions and revenue contributions from our new clients related to our recent acquisition of PowerReviews. The remaining $13.3 million increase was generated from existing clients, primarily from a combination of strong client retention, which was 89.4% for the 12 months ended October 31, 2012, and from increasing revenue per client (in thousands), which was $74.9 for the six months ended October 31, 2012 compared to $73.8 for the six months ended October 31, 2011.

Cost of Revenue and Gross Profit Percentage

	Six Months Ended October 31,
	2012	2011	% Change
	(dollars in thousands)
Cost of revenue (1)	$26,732	$16,602	61.0%
Gross profit	47,556	30,501	55.9%
Gross profit percentage	64.0%	64.8

(1)	Includes amortization of intangible assets of $0.7 million for the six months ended October 31, 2012 and none for the six months ended October 31, 2011.

Cost of Revenue. Cost of revenue increased $10.1 million, or 61.0%, for the six months ended October 31, 2012 compared to the six months ended October 31, 2011. This increase was primarily due to a $3.6 million increase in costs associated with hosting services, amortization expense associated with capitalized internal-use software development costs and amortization of developed technology acquired from PowerReviews. We also experienced increases of $4.3 million in personnel-related expenses, $1.3 million of professional fees, $0.6 million of facility-related expenses and $0.3 million of travel-related expenses as we expanded the capacity of our infrastructure to enhance redundancy in our network.

Operating Expenses

	Six Months Ended October 31,
	2012		2011
	Amount	% Rev.	Amount	% Rev.	% Change
	(dollars in thousands)
Sales and marketing	$33,172	44.7%	$23,317	49.6%	42.3%
Research and development	15,442	20.8	7,919	16.8	95.0
General and administrative	23,680	31.9	9,914	21.0	138.9
Acquisition-related and other	2,750	3.7	—	—	n/a
Amortization of acquired intangible assets	1,378	1.9	—	—	n/a

Total operating expenses	$76,422	102.9%	$41,150	87.4%

Sales and marketing. Sales and marketing expenses increased $9.9 million, or 42.3%, for the six months ended October 31, 2012 compared to the six months ended October 31, 2011. This increase was primarily due to an increase in personnel-related expenses of $7.9 million, which included $1.2 million of stock-based expense related to the termination of former PowerReviews executives after the acquisition, and our expansion of our sales and marketing teams. We also experienced increases of $1.1 million of travel-related expenses, $0.6 million of facility-related expenses and $0.3 million in professional fees and other as we continue to drive growth in our marketplace.

Research and development. Research and development expenses increased $7.5 million, or 95.0%, for the six months ended October 31, 2012 compared to the six months ended October 31, 2011. This increase was primarily due to an increase in personnel-related expenses of $5.3 million as we continued to expand our research and development team. We also experienced increases of $0.8 million of professional fees, $0.7 million of facility-related expenses and $0.7 million of travel-related expenses.

General and administrative. General and administrative expenses increased $13.8 million, or 138.9%, for the six months ended October 31, 2012 compared to the six months ended October 31, 2011. This increase was primarily due to an increase in personnel-related expenses of $10.7 million, which included $8.6 million of stock-based expense related to the termination of former PowerReviews executives after the acquisition of PowerReviews. The remaining increase was driven primarily by $1.7 million of professional fees, particularly in the areas of accounting and audit-related services and a $1.1 million increase of facilities related expenses.

Acquisition-related and other. The $2.8 million acquisition-related expense for the six months ended October 31, 2012 includes $2.4 million related to the PowerReviews acquisition, including $0.9 million in legal and advisory fees, $0.7 million in severance to former PowerReviews executives, and $0.8 million in legal fees in support of the Department of Justice investigation described in Commitments and Contingencies footnote to the financial statements. The remaining $0.4 million relates to legal and advisory expenses for the Longboard Media acquisition.

Amortization of acquired intangible assets. Amortization of acquired intangible assets represents amortization of customer relationships intangible asset from the PowerReviews acquisition. This amortization is presented separately in the statement of operations and was $1.4 million for the six months ended October 31, 2012.

Other Income (Expense), Net

	Six Months Ended October 31,
	2012		2011
	Amount	% Rev.	Amount	% Rev.	% Change
	(dollars in thousands)
Interest income	$50	0.1%	$13	0.0%	284.6%
Other expense	(403)	(0.6)	(464)	(1.0)	(13.1)

Total other expense, net	$(353)	(0.5)%	$(451)	(1.0)%

Interest income, which is not material to our operations, increased by a nominal amount during the six months ended October 31, 2012 compared to the six months ended October 31, 2011, as a result of modest returns on the balance of cash proceeds from our IPO in February 2012 and our follow-on offering in July 2012. Other expense decreased for the six months ended October 31, 2012 compared to the six months ended October 31, 2011, due to foreign exchange movement on our foreign currency denominated monetary assets.

Income Tax Expense

	Six Months Ended October 31,
	2012		2011
	Amount	% Rev.	Amount	% Rev.	% Change
	(dollars in thousands)
Income tax expense	$562	0.8%	$287	0.6%	95.8%

Income tax expense for the six months ended October 31, 2012, increased compared to the six months ended October 31, 2011, as a result of increased profits from our international subsidiaries and an increase in interest expense on sales taxes.

Liquidity and Capital Resources

Our principal source of liquidity at October 31, 2012 consisted of $141.5 million of cash and cash equivalents and short-term investments. We have also secured a revolving line of credit with a borrowing capacity of up to $30.0 million. Cash and cash equivalents consist of cash, money market funds and U.S. treasury securities. Our short-term investments consist of certificates of deposit, U.S. treasury securities and corporate securities backed by the U.S. Department of the Treasury.

Our principal needs for liquidity include funding our ongoing operations, working capital requirements, capital expenditures and acquisitions. We believe that our available resources are sufficient to fund our liquidity requirements for at least the next 12 months.

We anticipate making significant investments in growth and initiatives designed to improve our operating efficiency for the foreseeable future, which may impact our ability to generate positive cash flow from operating activities in the near-term. Our future capital requirements will depend on many factors, including our rate of client and revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and the timing of introductions of new features and enhancements to our social commerce platforms. To the extent that existing cash, cash equivalents and short-term investments along with future cash flow from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended October 31,
	2012	2011
	(in thousands)
Net cash provided by (used in) operating activities	$(5,964)	$1,214
Net cash used in investing activities	(81,696)	(3,070)
Net cash provided by financing activities	58,411	845

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

For the six months ended October 31, 2012, operating activities used $6.0 million of cash after changes in our operating assets and liabilities offset a net loss of $29.8 million, which included non-cash depreciation and amortization of $4.3 million, non-cash stock-based expense of $15.9 million, non-cash bad debt expense of $0.8 million and a non-cash benefit related to stock options of $0.3 million. Accounts payable, accrued expenses, deferred revenue and other liabilities increased $8.2 million, which partially offset an increase of $5.1 million in accounts receivable, prepaid expenses and other assets. The increase in our accounts receivable, accounts payable and accrued expenses and other current liabilities was primarily due to our continued growth during the six months ended October 31, 2012.

For the six months ended October 31, 2011, operating activities provided $1.2 million of cash after changes in our operating assets and liabilities offset a net loss of $11.4 million, which included non-cash depreciation and amortization of $1.4 million, non-cash stock-based expense of $3.3 million and non-cash bad debt expense of $0.8 million. Accounts payable, accrued expenses and other liabilities increased $6.7 million and deferred revenue increased $7.2 million, partially offset by an increase of $6.8 million in accounts receivable, prepaid expenses and other assets. The increase in our deferred revenue, accounts payable and accrued expenses and other current liabilities was primarily due to our continued growth in the six months ended October 31, 2011.

Net Cash Used in Investing Activities

For the six months ended October 31, 2012, investing activities used $81.7 million, which included $30.2 million, net of cash acquired, used in our acquisition of PowerReviews in June 2012. The remainder of our investing activities were related to the purchase and maturity of short-term investments, purchase of property, plant and equipment and costs capitalized as a result of our internal-use software.

For the six months ended October 31, 2011, investing activities used $3.1 million, primarily related to the purchase of property and equipment, including technology hardware and software to support our growth as well as costs capitalized in connection with the development of our internal-use hosted software platforms.

On November 5, 2012, we utilized $26.9 million in cash to fund our acquisition of Longboard Media.

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

For the six months ended October 31, 2012, financing activities provided $58.4 million, which included $51.9 million of net proceeds from our follow-on offering in July 2012 and $6.2 million of proceeds from the exercise of options to purchase shares of our common stock.

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

For the six months ended October 31, 2011, we received $1.8 million from the exercise of options to purchase common stock and used $0.9 million in payments of stock offering costs.

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

On July 18, 2007, we entered into a loan and security agreement, or the Loan Agreement, with a financial institution, which was most recently amended in November 2012. As amended, the Loan Agreement provides for a revolving line of credit with a borrowing capacity of up to the lesser of (a) $30.0 million or (b) 100% of eligible monthly service fees as defined in the Loan Agreement, inclusive of any amounts outstanding under the $2.65 million sublimit for corporate credit card and letter of credit services.

As of October 31, 2012, there were no loans outstanding under our revolving line of credit other than a $2.3 million letter of credit issued by the financial institution in favor of the landlord of the leased office space, which is serving as our headquarters in Austin, Texas. Borrowings under the revolving line of credit are collateralized by substantially all of our assets and the assets of our U.S. subsidiaries and bear interest at a floating interest rate equal to the prime rate (or the financial institution’s daily adjusting LIBOR rate plus 2.5% if greater), which is payable monthly. The revolving line of credit expires and all interest and principal thereunder is payable in full on January 31, 2015.

The Loan Agreement contains certain restrictive covenants that limit our ability and our subsidiaries’ abilities to, among other things, incur additional indebtedness or guarantee indebtedness of others; make payments on additional indebtedness or make changes to certain agreements related to additional indebtedness; enter into hedging arrangements; create liens on our assets; make loans and investments; make capital expenditures; dispose of assets; store inventory and equipment with others; pay dividends or make distributions on, or purchase or redeem, our capital stock; enter into mergers or consolidations with or into other entities; undergo a change of control; engage in different lines of business; or enter into transactions with affiliates. The Loan Agreement also contains numerous affirmative covenants, including covenants regarding, among other things, compliance with applicable laws and regulations, reporting, payment of taxes and other obligations, maintenance of insurance coverage, maintenance of bank and investment accounts with the financial institution and its affiliates, registration of intellectual property rights, and obtaining certain third-party consents and waivers. As of October 31, 2012, we were in compliance with the terms of these covenants.

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

On July 23, 2012, we assumed an agreement from PowerReviews that requires us to maintain cash balances at Silicon Valley Bank of no less than $0.1 million through June 15, 2015 as a security deposit for subleasing office space in San Francisco, California. The restricted cash balance is included in restricted cash in our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and the Use of Estimates

Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the consolidated financial statements in our 2012 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the condensed consolidated financial statements. Actual results in these areas could differ from management’s estimates. During the three and six months ended October 31, 2012, there were no significant changes in our critical accounting policies or estimates from those reported in our 2012 Annual Report on Form 10-K, which was filed with the SEC on June 11, 2012.

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

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. dollar and the Euro and British Pound, the currencies of countries where we currently have our most significant international operations. On a historical basis, invoicing has largely been denominated in U.S. dollars; however; we expect an increasing proportion of our future business to be conducted in currencies other than U.S. dollars. Our expenses are generally denominated in the currencies of the countries in which our operations are located, with our most significant operations today being located in the United States, the United Kingdom, Germany, France, Australia and Sweden.

We assess the market risk of changes in foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows of a hypothetical 10% change in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The effect of an immediate 10% adverse change in exchange rates on foreign currency denominated monetary assets and liabilities, principally accounts receivable and intercompany balances, as of October 31, 2012, would be immaterial.

We have recently entered into forward exchange contracts to partially hedge our exposure to these foreign currencies. We did not enter into any derivative financial instruments for trading or speculative purposes. We may enter into additional forward exchange contracts if to further contain our exposure to foreign currencies fluctuations. To date, we have hedged against some of the fluctuations in currency exchange rates, however fluctuations in exchange rates could still cause harm to our business in the future.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer and review of our Audit Committee, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

After the completion of our acquisition of PowerReviews, the Department of Justice, Antitrust Division, or DOJ, notified us that it had opened a preliminary investigation to determine whether the acquisition violated Section 7 of the Clayton Act, 15 U.S.C. Section 18. We subsequently received a Civil Investigative Demand, or CID, from the DOJ pursuant to the Antitrust Civil Process Act of 1976. The CID seeks documentary materials and information regarding our acquisition of PowerReviews. We are continuing to respond to the CID and intend to cooperate fully. Because the investigation is in an early stage, it is not possible to reliably predict the outcome of the investigation. Therefore, we cannot currently estimate the loss, if any, associated with the investigation.

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

We have incurred significant losses in each fiscal period since our inception in 2005. We experienced a net loss of $29.8 million for the six months ended October 31, 2012 and $24.3 million during fiscal year 2012. At October 31, 2012, we had an accumulated deficit of $94.9 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire clients. Expenses associated with the integration of the customers, employees and operations of PowerReviews and Longboard Media into our business could further delay our profitability. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest to grow our business and acquire clients, develop our platforms and develop new products and solutions. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new products and solutions could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our client base, we could also incur increased losses because costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. We cannot be certain that we will be able to attain or increase profitability on a client-by-client basis or on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

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

•	our ability, and the ability of our clients, to timely implement our solutions;

•	the amount, timing and effectiveness of our product development investments and related expenses and delays in generating revenue from these new solutions;

•	our ability to adjust our cost structure, particularly our personnel costs, in response to reductions in revenue;

•	the cyclical and discretionary nature of marketing spending, especially spending on social commerce solutions;

•	seasonal variations in advertising budgets and media pricing;

•	the amount and timing of operating expenses and capital expenditures related to the expansion of our operations and infrastructure and client acquisition;

•	our failure to achieve the growth rate that was anticipated by us in setting our operating and capital expense budgets;

•	active client retention rates, which have ranged on a year-to-year basis from 88.4% to 89.0% for the fiscal years 2010 through 2012 and 89.4% for the twelve months ended October 31, 2012;

•	the timing and success of new solutions, product and service offerings and pricing policies by us or our competitors or any other changes in the competitive dynamics of our industry;

•

the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill or intangible assets from acquired companies, including in connection with our acquisitions of PowerReviews and Longboard Media;

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

We offer our social commerce solutions primarily through subscription agreements and generally recognize revenue ratably over the related subscription period, which is typically one year, while revenue from our media services is generally recognized in the month services are provided. As a result of both types of arrangements, revenue attributable to a contract signed in a particular quarter will not be fully and immediately recognized in the quarter in which the contract is signed. Because we incur most costs associated with generating client contracts at the time of sale, we may not recognize revenue in the same period in which we incur the related costs of sale. Timing differences of this nature could cause our margins and our operating income or losses to fluctuate significantly from quarter to quarter, and such fluctuations may be more pronounced in quarters in which we experience a change in the mix of new clients as a percentage of total clients.

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

In order for us to improve our operating results, it is important that our clients renew their agreements with us when the initial term expires and also purchase additional solutions from us. We offer our social commerce solutions primarily through subscription agreements and generally recognize revenue ratably over the related subscription period, which is typically one year. Our clients have no renewal obligation after their initial term expires, and we cannot assure you that we will be able to renew agreements with our clients at the same or higher contract value. Moreover, under specific circumstances, our clients may have the right to cancel their agreements with us before they expire, for example, in the event of an uncured breach by us. Similarly, our contracts with our media clients generally do not include long-term obligations requiring them to purchase our services and are often cancelable upon short or no notice and without penalty. If our clients do not renew their agreements, renew on less favorable terms or fail to purchase additional solutions, our revenue may decline, and our operating results would likely be harmed.

For fiscal years, 2011, 2012 and the 12 months ended October 31, 2012, our active client retention rates on a year-to-year basis were 89.7%, 89.0% and 89.4%, respectively. Our retention rates have declined in the past and may decline in the future due to a variety of factors, including:

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

We face risks associated with our recent acquisitions of PowerReviews and Longboard Media that may adversely impact our operating results.

In June 2012, we acquired PowerReviews, a provider of social commerce solutions based in San Francisco, California, and in November 2012, we acquired Longboard Media, a full service media network for retailers, shopping publishers and advertisers based in San Francisco, California. These were our first two acquisitions. We may not successfully evaluate, utilize or integrate the acquired products, technologies or personnel, or accurately forecast the financial impact of the acquisitions, including accounting charges or the impact on our existing business. For example, customers of Bazaarvoice and PowerReviews may not continue to use Bazaarvoice or PowerReviews to the same extent as they would have if PowerReviews had remained an independent company, or they may cancel existing agreements. The acquisition of Longboard Media has provided us with a new line of business, and the entry into a new line of business in which we are inexperienced may result in unforeseen operating difficulties and expenditures. External factors, such as competition from companies with greater resources and experience and our clients’ willingness to purchase new and different services from us, may also limit our ability to take full advantage of the business opportunities available to us as we expand this new line of business. Accordingly, we may not realize the potential benefits of the acquisitions. In addition to these risks, the integration of each of PowerReviews and Longboard Media into our company will be a time-consuming and expensive process and will require us to bear ongoing costs associated with maintaining and supporting the existing technology platforms of the acquired companies. We may lose key employees from each of PowerReviews and Longboard Media as a result of the acquisitions, which would increase our costs and challenges in supporting the acquired technology. We may invest significant time and resources, including our management’s time and attention that would otherwise be available for ongoing development of our existing business. If we are not able to successfully implement the new line of business, if our integration efforts are not successful, if we do not estimate associated costs accurately or if we cannot effectively manage costs, we may not realize anticipated synergies or other benefits of the acquisitions, or it may take longer to realize these benefits than we currently expect, either of which could materially harm our business or results of operations.

After the completion of our acquisition of PowerReviews, the Department of Justice, Antitrust Division, or DOJ, notified us that it had opened a preliminary investigation to determine whether the acquisition violated Section 7 of the Clayton Act, 15 U.S.C. Section 18. We subsequently received a Civil Investigative Demand, or CID, from the DOJ pursuant to the Antitrust Civil Process Act of 1976. The CID seeks documentary materials and information regarding our acquisition of PowerReviews. We are continuing to respond to the CID and intend to cooperate fully. The DOJ’s investigation could be lengthy, and we may be required to produce documents and data and offer to the DOJ other written and oral testimony, including such materials and information as requested in the CID, which could result in material legal fees and associated costs and require considerable time and attention of our management. Further, if the DOJ determines our acquisition of PowerReviews violates the Section 7 of the Clayton Act, we could be required to divest part, or all, of PowerReview’s operations and assets. As a result, this investigation could have a material adverse effect on our operating results and could materially impact our business strategy going forward.

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

Our management team has a limited history of working together and may not be able to execute our business plan. Changes to our management team may cause uncertainty regarding the future of our business and may adversely impact employee hiring and retention, our stock price, and our revenue, operating results, and financial condition.

Our management team has worked together for only a limited period of time and has a limited track record of executing our business plan as a team. Most of our executives have limited or no experience in managing publicly traded companies or companies of our size. In addition, we have recently filled a number of positions in our senior management and finance and accounting staff, which changes include the recent appointment of our President and Chief Executive Officer. Accordingly, certain key personnel have only recently assumed the duties and responsibilities they are now performing, and it is difficult to predict whether our management team, individually and collectively, will be effective in operating our business. There is also the potential for additional changes to our management team as we search for a Chief Financial Officer to replace our current Chief Financial Officer, who is also currently serving as our President and Chief Executive Officer. These changes may cause speculation and uncertainty regarding our future business strategy and direction and may cause or result in:

•	disruption of our business or distraction of our employees and management;

•	difficulty in recruiting, hiring, motivating, and retaining talented and skilled personnel;

•	stock price volatility; and

•	difficulty in negotiating, maintaining, or consummating business or strategic relationships or transactions.

If we are unable to mitigate these or other potential risks, our revenue, operating results and financial condition may be adversely impacted.

Our business depends on retaining and attracting qualified management and operating personnel.

Our success depends in large part on our ability to retain and attract high-quality management and operating personnel. Our business plan was developed in large part by our executive officers, and its implementation requires their skills and knowledge. We do not maintain key person life insurance policies on any of our employees. We may not be able to offset the impact on our business of the loss of the services of one or more of our executive officers or key employees. Our business also requires skilled technical and sales personnel, who are in high demand and are often subject to competing offers. As we expand into new vertical and geographic markets, we will require personnel with expertise in these new areas. Further, we are conducting a search for a Chief Financial Officer to replace our current Chief Financial Officer, who is also currently serving as our President and Chief Executive Officer. Competition for qualified employees is intense in our industry and particularly in Austin, Texas, where most of our employees are based. The loss of even a few qualified employees, or an inability to retain, attract, relocate and motivate additional highly skilled employees required for the planned expansion of our business, could harm our operating results and impair our ability to grow. To retain and attract key personnel, we use various measures, including an equity incentive program and incentive bonuses for executive officers and other key employees. These measures may not be sufficient to retain and attract the personnel we require to operate our business effectively. In addition, in making employment decisions, particularly in the software industry, job candidates often consider the value of the stock options they are to receive in connection with their employment. Significant volatility in the price of our stock may, therefore, adversely affect our ability to retain and attract key employees.

Our growth could strain our personnel, technology and infrastructure resources, and if we are unable to effectively manage our growth, our operating results may suffer.

Since our inception, we have experienced rapid growth, which has increased the complexity of our operations. As our operations have expanded, we have grown from 70 employees at April 30, 2007 to 1,084 employees at October 31, 2012, consisting of 777 full-time employees and 307 part-time content moderators. We have increased the size of our client base from 32 active clients at April 30, 2007 to 1,109 active enterprise clients at October 31, 2012, including approximately 300 active enterprise clients and approximately 800 active network clients added to our business as a result of our acquisition of PowerReviews on June 12, 2012. The rapid growth and increasing complexity have demanded, and will continue to demand, substantial resources and attention from our management, most of whom have limited experience in managing a business of our size and complexity. We expect to continue to hire more employees in the future as we grow our business. To manage the expected growth of our operations and personnel and to support financial reporting requirements as a public company, we will need to continue to improve our operational, financial, technology and management controls and our reporting systems and procedures. Further, to accommodate our expected growth we must continually improve and maintain our technology, systems and network infrastructure. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Our inability to expand our personnel and operations in an efficient manner could result in difficulty in acquiring new clients or retaining existing clients, declines in quality or client satisfaction, increases in expenses relative to our revenue and challenges in developing and introducing new solutions, any of which could adversely affect our operating results.

Because we recognize revenue for our solutions ratably over the term of our client agreements, decreases in the revenue recognizable under contracts for new active clients will not be fully and immediately reflected in our operating results.

We offer our social commerce solutions primarily through subscription agreements and generally recognize revenue ratably over the related subscription period, which is typically one year. As a result, some portion of the revenue we report in each quarter is revenue from contracts entered into during prior quarters. Consequently, a decline in the revenue recognizable under contracts for new active clients signed in any quarter or a decline in the growth rate of revenue recognizable under contracts signed in any quarter will not be fully and immediately reflected in the revenue of that quarter and would negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure rapidly, or at all, to take account of this reduced revenue.

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

If we are not able to successfully leverage data we and our clients collect and manage through our solutions and services, we may not be able to increase our revenue through our media services, analytics and other data solutions.

Our ability to optimize the placement and scheduling of advertisements for our media clients and to grow our revenue through analytics and other data solutions depends on our ability to successfully leverage data that we and our clients collect and manage through the use of our solutions and services. Our ability to successfully leverage such data, in turn, depends on our ability to collect and obtain rights to utilize such data in our solutions and services and to maintain and grow our network of clients. We currently employ cookies, which are small files of non-personalized information placed on an Internet user’s computer, on a limited basis with respect to our social commerce solutions and more broadly with respect to our media services. The cookies are used to collect information related to the user, such as the user’s Internet Protocol, or IP, address, demographic information and history of the user’s interactions with our clients and any advertisements we deliver. If we are unable to effectively utilize or introduce cookies more broadly, our ability to collect such data could be impaired.

Additionally, our ability to both collect and utilize data may be affected by a number of factors outside of our control, including increased government regulation of the collection of information concerning consumer behavior on the Internet and the increased use of features that allow website visitors to modify their settings to prevent or delete cookies and to sweep all cookies from their computers. Further, we currently do not own the data collected through the use of our solutions and services but currently license the data from our clients for limited aggregation purposes. If our clients decide not to allow us to collect the data or if we are not able to obtain sufficient rights to the data, we may not be able to utilize it in our solutions and services. Finally, in order to obtain the critical mass of data necessary for our analytics and other data solutions to have value for our clients, we will need to maintain and grow our client base. Currently, a substantial amount of the data to which we have access is collected by a small number of our clients. Consequently, the loss of a single client could have a disproportionate impact on the data that is available to us. Any of these limitations on our ability to successfully leverage data could have a material adverse effect on our ability to increase our revenue through media services, analytics and other data solutions and could harm our future operating results.

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

Our operating results may vary based on the impact on us or our clients of changes in the market for social commerce solutions or the global economy. In addition, the revenue growth and potential profitability of our business depends on marketing spending by companies in the markets we serve. As of October 31, 2012, a majority of our clients were online retailers. To the extent that weak economic conditions cause our clients and potential clients to freeze or reduce their marketing budgets, particularly in the online retail market, demand for our solutions may be negatively affected. Historically, economic downturns have resulted in overall reductions in marketing spending. If economic conditions deteriorate or do not materially improve, our clients and potential clients may elect to decrease their marketing budgets by deferring or reconsidering product purchases, which would limit our ability to grow our business and negatively affect our operating results.

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

Our growth depends in part on the success of our relationships with third parties for the delivery and development of, and implementation support for, our solutions and services.

We currently depend on, and intend to pursue additional relationships with, various third parties related to product development, including technology and service providers and social media platforms, and our media services. Identifying, negotiating and documenting these relationships requires significant time and resources, as does integrating our solutions with third-party technologies. In some cases, we do not have formal written agreements with our development partners. Even when we have written agreements, they are typically non-exclusive and do not prohibit our development partners from working with our competitors or from offering competing services. Our competitors may be effective in providing incentives to third parties to favor their products or services.

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

We use DoubleClick’s ad-serving platform to deliver and monitor ads for our media management services. There can be no assurance that DoubleClick, which is owned by Google, will continue providing these services, that our agreement with DoubleClick will be extended or renewed upon expiration, that we will be able to extend or renew our agreement with DoubleClick on terms and conditions favorable to us or that we could identify another alternative vendor to take its place. Our agreement with DoubleClick also allows DoubleClick to terminate our relationship before the expiration of the agreement on the occurrence of certain events, including material breach of the agreement by us, and to suspend provision of the services if DoubleClick determines that our use of its service violates certain terms of the agreement.

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

As part of our business, we collect and store personal information. We expect our collection and storage of personal information to increase, primarily in connection with our efforts to expand our media services, analytics and other data solutions. The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet have recently come under increased public scrutiny. The U.S. government, including the White House, the Federal Trade Commission and the Department of Commerce, are reviewing the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. The White House recently published a report calling for a consumer privacy Bill of Rights that could impact the collection of data on the Internet. Recently, the State of California and several other states have adopted privacy guidelines with respect to mobile applications. We will also face additional privacy issues as we expand into other international markets, as many nations have privacy protections more stringent than those in the United States. For example, the European Union is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies with users in Europe. Various government and consumer agencies have also called for new regulation and changes in industry practices.

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

As of October 31, 2012, we had four issued U.S. patents, 17 pending U.S. non-provisional patent applications and four pending U.S. provisional patent applications. We cannot be certain that any additional patents will be issued with respect to our current or potential patent applications. Any current or future patents issued to us may be challenged, invalidated or circumvented, may not provide sufficiently broad protection or may not prove to be enforceable inactions against alleged infringers. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

We face potential liability and expenses for legal claims based on online word of mouth and other third-party content that is enabled and delivered by our solutions and services. If we are required to pay damages or expenses in connection with these legal claims, our operating results and business may be harmed.

Our solutions enable our clients to collect and display user-generated content, in the form of online word of mouth, on their websites and other third-party websites. We are also involved in the syndication and moderation of such content and the delivery of other forms of third-party content in connection with our media services. Consequently, in connection with the operation of our business, we face potential liability based on a variety of theories, including fraud, defamation, negligence, copyright or trademark infringement or other legal theories based on the nature and syndication or moderation of this information, and under various laws, including the Lanham Act and the Copyright Act. In addition, it is also possible that consumers could make claims against us for losses incurred in reliance upon information enabled by our solutions, syndicated, moderated or delivered by us or displayed on our clients’ websites or social networks. These claims, whether brought in the United States, or abroad, could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merit of these claims. If we become subject to these or similar types of claims and are not successful in our defense, we may be forced to pay substantial damages. There is no guarantee that we will avoid future liability and potential expenses for legal claims based on the content of the materials that our solutions and services enable. Should the content enabled by our solutions and services violate the intellectual property rights of others or otherwise give rise to claims against us, we could be subject to substantial liability, which could have a negative impact on our business, revenue and financial condition.

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

Our solutions are complex and frequently upgraded and may contain undetected errors, defects, failures or viruses, especially when first introduced or when new versions or enhancements are released. Our solutions and services may also be vulnerable to fraudulent acts by third-parties, including the posting of inauthentic reviews and click-through fraud, which occurs when an individual clicks on an ad displayed on a website or an automated system is used to create such clicks with the intent of generating the revenue share payment to the publisher rather than to view the underlying content. Despite testing, our solutions, or third-party products that we incorporate into our solutions, may contain undetected errors, defects, viruses or vulnerabilities that could, among other things:

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new solutions or enhance our existing solutions and platforms, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. For example, in July 2012, we completed a follow-on offering in which we sold and issued a total of approximately 3.6 million shares of our common stock. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock, including shares of common stock sold in our initial public offering which was completed in February 2012, or our follow-on public offering, which was completed in July 2012. Any debt financing secured by us in the future would likely be senior to our common stock and could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Our loan agreement contains operating and financial covenants that may restrict our business and financing activities and expose us to risks that could adversely affect our liquidity and financial condition.

On July 18, 2007, we entered into a loan and security agreement with a financial institution. As amended to date, the loan agreement provides for borrowings up to $30.0 million, subject to a borrowing formula, under a revolving line of credit, with a sublimit of $2.65 million for the issuance of corporate credit cards and letters of credit on our behalf. As of October 31, 2012, we had no borrowings and a $2.3 million standby letter of credit issued under our loan agreement. Any borrowings, letters of credit and credit card services pursuant to our loan agreement are secured by substantially all of our assets, including our intellectual property. Our loan agreement limits, among other things, our ability to:

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

In addition to our acquisition of PowerReviews in June 2012 and our acquisition of Longboard Media in November 2012, we may support our growth through acquisitions of additional complementary businesses, services or technologies in the future. Future acquisitions involve risks, such as:

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

As of April 30, 2012, we had federal net operating loss carry-forwards of $49.1 million due to prior period losses, which expire beginning in 2026. We also have federal research tax credit carry-forwards of approximately $1.4 million that will begin to expire in 2026. Realization of these net operating loss and research tax credit carry-forwards depends on many factors, including our future income. There is a risk that due to regulatory changes or unforeseen reasons our existing carry-forwards could expire or otherwise be unavailable to offset future income tax liabilities, which would adversely affect our operating results. In addition, under Section 382/383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards or other pre-change tax attributes to offset U.S. federal and state taxable income may be subject to limitations.

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

As a public company, we are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with the filing of our Annual Report on Form 10-K for fiscal year 2013. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be prevented or detected on a timely basis. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the recently enacted Jumpstart Our Business Startups Act of 2012, or the JOBS Act, if we take advantage of the exemptions contained in the JOBS Act. We may remain an “emerging growth company” through April 30, 2017, which would be the last day of the fiscal year following the fifth anniversary of our initial public offering, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any October 31 before February 23, 2017, we would cease to be an “emerging growth company” at the end of that fiscal year.

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

Since the periods with respect to which this material weakness was identified, we have taken steps to address the material weakness disclosed in the preceding paragraph, including hiring a new chief financial officer, corporate controller and other appropriately qualified accounting personnel, forming an audit committee and implementing additional financial accounting controls and procedures. As a result of these actions, we believe that this material weakness has been remediated and our consolidated financial statements and related notes included elsewhere reflect the correct application of accounting guidance in accordance with U.S. GAAP. However, we have not completed the necessary documentation and testing procedures under Section 404 of the Sarbanes-Oxley Act and cannot assure you that we will be able to implement and maintain an effective internal control over financial reporting in the future. Any failure to maintain such controls could severely inhibit our ability to accurately report our financial condition or results of operations.

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

Our executive officers, directors, beneficial owners of 5.0% or more of our outstanding shares of common stock and affiliated entities together owned approximately 44.9% of our common stock outstanding as of November 23, 2012. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit our other stockholders. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

The price of our common stock could decline if there are substantial sales of our common stock in the public stock market. We had an aggregate of 71,452,435 outstanding shares of common stock as of November 23, 2012. Of these shares, approximately 61.8 million are freely tradable, subject to volume and other restrictions under Rules 144 and 701 of the Securities Act, as well as our insider trading policy and any applicable 10b5-1 trading plan. Certain of our employees, including many of our executive officers, have entered into 10b5-1 trading plans providing for sales of shares of our common stock from time to time.

Of the remaining shares that are not freely tradable, all shares issued in connection with our acquisition of PowerReviews are subject to a lock-up agreement with us, which expires approximately 180 days following the closing of our acquisition of PowerReviews, or December 10, 2012, and all shares issued in connection with our acquisition of Longboard Media are subject to a lock-up agreement with us, which expires approximately 180 days following the closing of our acquisition of Longboard Media, or May 4, 2013.

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

The holders of certain shares of our common stock have rights, subject to some conditions, including the expiration of any applicable lock-up period, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

We have also registered the issuance of all shares of common stock that we have issued and may issue under our option plans. These shares can be freely sold in the public market upon issuance, subject to the satisfaction of applicable vesting provisions, Rule 144 volume limitations and manner of sale, notice and public information requirements applicable to our affiliates.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) April 30, 2017; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We will be deemed a large accelerated filer on the first day of the fiscal year after the market value of our common equity held by non-affiliates exceeds $700 million, measured on October 31. As of October 31, 2012, we did not meet this threshold. We cannot predict if investors will find our common stock less attractive to the extent we rely on the exemptions available to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Some of the proceeds from our initial public offering and our follow-on offering have been used for working capital and general corporate purposes. We initially invested our net proceeds from our initial public offering in U.S. government-guaranteed short-term investment. In connection with our acquisition of PowerReviews, we used approximately $30.9 million in cash in our first fiscal quarter of 2013. On November 5, 2012, we used approximately $26.9 million in cash in our purchase of Longboard Media. We have broad discretion over the uses of the net proceeds. Pending other uses, we plan to invest the remaining net proceeds from our initial public offering and follow-on offering in short-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. There have been no material differences between the actual use of proceeds and intended use of proceeds as originally described in our initial public offering or follow-on offering.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

BAZAARVOICE, INC.

Dated: December 5, 2012	/s/ Stephen Collins
Stephen Collins
Director, Chief Executive Officer, President, Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	S-1	333-176506	3.1	August 26, 2011

3.2	Amended and Restated Bylaws, as currently in effect	S-1	333-176506	3.2	August 26, 2011

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.