Form 10-Q
period 2013-01-31
Bazaarvoice Inc
filed 2013-03-14
CIK 1330421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

The number of shares of the registrant’s common stock outstanding as of February 28, 2013 was 72,787,229.

Bazaarvoice, Inc.

Bazaarvoice, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share data)

(unaudited)

	January 31, 2013	April 30, 2012
Assets
Current assets:
Cash and cash equivalents	$23,845	$74,367
Restricted cash	604	500
Short-term investments	81,646	50,834
Accounts receivable, net of allowance for doubtful accounts of $1,564 and $788 as of January 31, 2013, and April 30, 2012, respectively	30,310	17,977
Prepaid expenses and other current assets	4,624	3,873

Total current assets	141,029	147,551
Property, equipment and capitalized internal-use software development costs, net	13,431	8,868
Goodwill	141,833	—
Acquired intangible assets, net	53,465	—
Other non-current assets	190	448

Total assets	$349,948	$156,867

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,189	$2,523
Accrued expenses and other current liabilities	23,289	12,725
Deferred revenue	50,755	42,152

Total current liabilities	80,233	57,400
Deferred revenue less current portion	2,162	3,434
Deferred tax liability, long-term	1,393	31
Other liabilities, long-term	6,836	2,404

Total liabilities	90,624	63,269
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock – $0.0001 par value; 150,000,000 shares authorized, 72,948,155 shares issued and 72,698,155 shares outstanding as of January 31, 2013; 150,000,000 shares authorized, 58,779,937 shares issued and 58,529,937 shares outstanding as of April 30, 2012	7	6
Treasury stock, at cost – 250,000 shares as of January 31, 2013 and April 30, 2012	—	—
Additional paid-in capital	365,115	158,769
Accumulated other comprehensive loss	(33)	(20)
Accumulated deficit	(105,765)	(65,157)

Total stockholders’ equity	259,324	93,598

Total liabilities and stockholders’ equity	$349,948	$156,867

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except net loss per share data)

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
Revenue	$42,678	$27,602	$116,966	$74,705
Cost of revenue	14,217	9,514	40,949	26,116

Gross profit	28,461	18,088	76,017	48,589

Operating expenses:
Sales and marketing	20,710	12,152	53,882	35,469
Research and development	8,914	6,059	24,356	13,978
General and administrative	8,783	5,934	32,463	15,848
Acquisition-related and other	2,021	—	4,771	—
Amortization of acquired intangible assets	1,165	—	2,543	—

Total operating expenses	41,593	24,145	118,015	65,295

Operating loss	(13,132)	(6,057)	(41,998)	(16,706)

Other income (expense), net
Interest income	61	4	110	17
Other income (expense)	(49)	(341)	(451)	(805)

Total other income (expense), net	12	(337)	(341)	(788)

Loss before income taxes	(13,120)	(6,394)	(42,339)	(17,494)
Income tax expense (benefit)	(2,293)	181	(1,731)	468

Net loss	$(10,827)	$(6,575)	$(40,608)	$(17,962)
Accretion of redeemable convertible preferred stock	—	(10)	—	(35)

Net loss applicable to common stockholders	$(10,827)	$(6,585)	$(40,608)	$(17,997)

Net loss per share applicable to common stockholders:
Basic and diluted	$(0.15)	$(0.34)	$(0.60)	$(0.93)

Basic and diluted weighted average number of shares outstanding	71,940	19,613	68,115	19,284

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
Net loss	$(10,827)	$(6,575)	$(40,608)	$(17,962)
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustment	(21)	(44)	(30)	(80)
Unrealized gain (loss) on investments	(6)	—	17	—

Total other comprehensive loss, net of tax	(27)	(44)	(13)	(80)

Comprehensive loss	$(10,854)	$(6,619)	$(40,621)	$(18,042)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock		Treasury Stock
(in thousands)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at April 30, 2012	58,780	$6	250	$—	$158,769	$(20)	$(65,157)	$93,598
Issuance of stock to acquire PowerReviews	6,381	1	—	—	119,694	—	—	119,695
Issuance of stock to acquire Longboard Media	460	—	—	—	5,802	—	—	5,802
Issuance of common stock, net of issuance costs	3,625	—	—	—	51,943	—	—	51,943
Excess tax benefit related to stock-based compensation	—	—	—	—	365	—	—	365
Stock-based expense	—				19,072	—	—	19,072
Issuance of restricted stock awards	50	—	—	—	—	—	—	—
Exercise of stock options and vested restricted stock units	3,652	—	—	—	9,470	—	—	9,470
Change in foreign currency translation adjustment	—	—	—	—	—	(30)	—	(30)
Change in unrealized loss on investments	—	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	—	(40,608)	(40,608)

Balance at January 31, 2013	72,948	$7	250	$—	$365,115	$(33)	$(105,765)	$259,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended January 31,
	2013	2012
Operating activities
Net loss	$(40,608)	$(17,962)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	7,473	2,247
Stock-based expense	19,072	5,758
Bad debt expense	1,643	925
Excess tax benefit related to stock-based compensation	(365)	—
Changes in operating assets and liabilities:
Accounts receivable	(10,581)	(8,394)
Prepaid expenses and other current assets	257	529
Other non-current assets	1,161	(361)
Accounts payable	521	2,005
Accrued expenses and other current liabilities	7,027	5,125
Deferred revenue	4,647	9,971
Other liabilities, long-term	(2,952)	1

Net cash used in operating activities	(12,705)	(156)
Investing activities
Acquisitions, net of cash acquired, and purchase of intangible asset	(60,750)	—
Purchases of property, equipment and capitalized internal-use software development costs	(8,004)	(3,806)
Purchases of short-term investments	(74,578)	—
Proceeds from sale of short-term investments	43,783	—
Increase in restricted cash	—	(250)

Net cash used in investing activities	(99,549)	(4,056)
Financing activities
Payments of initial stock offering costs	—	(938)
Proceeds received from follow-on stock offering, net of costs	51,943	—
Proceeds from exercise of stock options	9,470	2,478
Excess tax benefit related to stock-based compensation	365	—

Net cash provided by financing activities	61,778	1,540
Effect of exchange rate fluctuations on cash and cash equivalents	(46)	(73)

Net decrease in cash and cash equivalents	(50,522)	(2,745)
Cash and cash equivalents at beginning of period	74,367	15,050

Cash and cash equivalents at end of period	$23,845	$12,305

Supplemental disclosure of other cash flow information:
Cash paid for income taxes	$236	$105
Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock	$—	$35
Accrued stock offering costs	—	1,600
Issuance of stock for acquisition	125,497	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Nature of Operations

Bazaarvoice, Inc. (“Bazaarvoice” or the “Company”) is a leading provider of social commerce solutions that help its clients capture, display and analyze online word of mouth, including consumer-generated ratings and reviews, questions and answers, stories, recommendations, photographs, videos and other content about its clients’ brands, products or services. Bazaarvoice, which literally means “voice of the marketplace,” was founded on the premise that online word of mouth is critical to consumers and businesses because of its influence on purchasing decisions, both online and offline. Bazaarvoice helps clients to leverage social data derived from online word of mouth content to increase sales, acquire new customers, improve marketing effectiveness, enhance consumer engagement across channels, increase success of new product launches, improve existing products and services, effectively scale customer support, decrease product returns and enable retailers to launch and manage on-site advertising solutions and site monetization strategies.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s significant accounting policies and recent accounting pronouncements are described in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2012, filed on June 11, 2012. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2012, filed on June 11, 2012.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”), as contained in the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the three and nine months ended January 31, 2013 are not necessarily indicative of results that may be expected for the year ending April 30, 2013 or any other period.

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

Derivative Financial Instruments

As a result of the Company’s international operations, it is exposed to various market risks that may affect its consolidated results of operations, cash flows and financial position. These market risks include, but are not limited to, fluctuations in currency exchange rates. The Company’s primary foreign currency exposures are in Euros and British Pound Sterling. The Company faces exposure to adverse movements in currency exchange rates as the financial results of certain of its operations are translated from local currency into U.S. dollars upon consolidation. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in income.

The Company may enter into derivative instruments to hedge certain net exposures of non-U.S. dollar-denominated assets and liabilities, even though it does not elect to apply hedge accounting or hedge accounting does not apply. Gains and losses resulting from a change in fair value of these derivatives are reflected in income in the period in which the change occurs and are recognized on the consolidated statement of operations in other income (expense). Cash flows from these contracts are classified within net cash used in operating activities on the consolidated statements of cash flows.

The Company does not use financial instruments for trading or speculative purposes. The Company recognizes all derivative instruments on the balance sheet at fair value, and its derivative instruments are generally short-term in duration. Derivative contracts were not material as of January 31, 2013. The Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.

There have been no other significant changes or updates to the Company’s significant accounting policies disclosed in its Annual report on Form 10-K for the fiscal year ended April 30, 2012, filed on June 11, 2012.

Recently Adopted Accounting Pronouncements

Goodwill

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other: Testing Goodwill for Impairment,” which simplifies the periodic testing of goodwill for impairment. This guidance will allow companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test required under current accounting standards. This guidance will be effective for the Company’s annual goodwill impairment test performed in the fiscal year ending April 30, 2013 and is not expected to have a material impact on the Company’s consolidated financial statements.

Comprehensive Income

In June 2011, the FASB issued a standard to require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard eliminates the option to present the components of other comprehensive income as part of the statement of equity. The updated accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 on a retrospective basis. Early application is permitted. The Company adopted the updated guidance in the first quarter of the fiscal year ending April 30, 2013.

In February 2013, the FASB issued an update to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). Companies are also required to present reclassifications by component when reporting changes in AOCI balances. The updated accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 on a prospective basis. This guidance will be effective for the fiscal year ending April 30, 2014 and is not expected to have a material impact on the Company’s consolidated financial statements.

3. Fair Value of Financial Assets and Liabilities

The following table summarizes the Company’s cash and cash equivalents as of January 31, 2013 and April 30, 2012 (in thousands):

	January 31, 2013	April 30, 2012
Demand deposit accounts	$14,845	$45,361
Money market funds	3	288
U.S. Treasury securities	8,997	7,499
Corporate bonds	—	21,219

Total cash and cash equivalents	$23,845	$74,367

The following table summarizes the Company’s short-term investments as of January 31, 2013 (in thousands):

	Cost	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$11,596	$(10)	$11,586
U.S. Treasury securities	70,080	(20)	70,060

Total short-term investments	$81,676	$(30)	$81,646

The following table summarizes the Company’s short-term investments as of April 30, 2012 (in thousands):

	Cost	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$4,510	$(14)	$4,496
U.S. Treasury securities	28,126	(28)	28,098
Corporate bonds	18,245	(5)	18,240

Total short-term investments	$50,881	$(47)	$50,834

All short-term investments had original maturity dates of less than 12 months at January 31, 2013 and April 30, 2012.

The following table summarizes the fair value of the Company’s financial assets and liabilities that were measured on a recurring basis as of January 31, 2013 and April 30, 2012 (in thousands):

	Fair Value Measurements at January 31, 2013				Fair Value Measurements at April 30, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3	$—	$—	$3	$288	$—	$—	$288
U.S. Treasury securities	8,997	—	—	8,997	7,499	—	—	7,499
Corporate bonds	—	—	—	—	—	21,219	—	21,219

Total cash equivalents	9,000	—	—	9,000	7,787	21,219	—	29,006

Restricted cash	604	—	—	604	500	—	—	500
Short-term investments:
Certificates of deposit	—	11,586	—	11,586	—	4,496	—	4,496
Corporate bonds	—	—	—	—	—	18,239	—	18,239
U.S. Treasury securities	70,060	—	—	70,060	28,099	—	—	28,099

Total short-term investments	70,060	11,586	—	81,646	28,099	22,735	—	50,834

Total assets	$79,664	$11,586	$—	$91,250	$36,386	$43,954	$—	$80,340

Liabilities:
Contingent consideration (see Note 4)	$—	$—	$4,270	$4,270	$—	$—	$—	$—

Total liabilities	$—	$—	$4,270	$4,270	$—	$—	$—	$—

The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired.

The Company previously classified all of its cash equivalents, restricted cash and short-term investments using Level 1 inputs. The Company has determined that the pricing methods for certain of these investments use significant other observable inputs. Accordingly, such investments held in prior periods have been presented as Level 2. The reclassification had no impact on the fair value of investments in any of the periods presented.

4. Business Combinations

PowerReviews

On June 12, 2012, the Company acquired PowerReviews, Inc. (“PowerReviews”) for $31.1 million in cash and 6.4 million shares of the Company’s common stock. In connection with the acquisition, the Company assumed the PowerReviews option plan. After conversion, the PowerReviews options were equivalent to vested and unvested options to purchase 1.7 million shares of the Company’s common stock.

PowerReviews solutions are offered through two platforms, an enterprise platform that is similar to the Company’s current Conversations platform and an Express platform that provides certain ratings and reviews solutions as a turn-key offering. The Company accounted for the PowerReviews acquisition using the acquisition method of accounting.

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

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value assets acquired and liabilities assumed at the business combination date, its estimates and assumptions are subject to refinement. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. The Company records adjustments to assets acquired or liabilities assumed subsequent to the measurement period in its operating results in the period in which the adjustments were determined.

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

Goodwill represents the excess of the purchase price over the aggregate fair value of the net identifiable assets acquired and is not deductible for tax purposes. Goodwill for PowerReviews resulted primarily from the Company’s expectations that PowerReviews solutions will enhance the Company’s product offering and delivery. The Company integrated the PowerReviews business into the Company’s operations. Therefore, there are no separate revenue and earnings for PowerReviews since the integration.

Longboard Media, Inc.

On November 5, 2012, the Company acquired Longboard Media, Inc. (“Longboard Media”) for approximately $26.9 million in cash, 0.5 million shares of the Company’s common stock and future contingent consideration with an acquisition date fair value of $4.3 million. The contingent consideration is payable on Longboard Media’s achievement of certain performance goals as of December 31, 2013. The estimated fair value of contingent consideration was determined using a discounted cash flow model and the probability of various outcomes of achieving the performance goals. Changes in the fair value of this contingent consideration will be recorded in the income statement through the date of payout. A portion of the contingent consideration is also subject to requirements that certain identified key individuals remain employed with the Company through December 31, 2013. This portion of the contingent consideration was excluded from the purchase consideration and will be recorded as compensation expense over the period the services are provided. The Company currently estimates that approximately $2.0 million will be paid for this portion of the contingent consideration and as such has recorded compensation expense of $0.2 million for the three and nine months ended January 31, 2013. The maximum amount of contingent consideration that can be paid out is capped at $11.0 million.

Longboard Media is a full service media management network for retailers, shopping publishers and advertisers. Longboard Media enables retailers to launch and manage on-site advertising solutions and site monetization strategies and enables brands to target consumers across shopping publishers, mobile commerce applications and retailers. The Company accounted for the Longboard Media acquisition using the acquisition method of accounting.

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

The Company allocated the purchase price for Longboard Media as follows (in thousands):

Cash and cash equivalents	$588
Accounts receivable	2,899
Prepaid expenses and other current assets	53
Deferred tax asset—current	437
Intangible assets
Customer relationships (10 year useful life)	11,300

Total identified intangibles	11,300
Goodwill	28,681
Deferred tax asset—long term	1,042

Total assets acquired	45,000
Accounts payable	(3,006)
Accrued liabilities	(1,112)
Deferred tax liability	(3,955)

Total liabilities assumed	(8,073)

Net assets acquired	$36,927

Using a price of $12.60 per share of common stock issued, which was the closing price of the Company’s common stock on the NASDAQ Global Market on the day prior to the date of acquisition, the consideration paid was as follows (in thousands):

Cash	$26,855
Common stock	5,802
Fair value of contingent consideration	4,270

Total consideration	$36,927

Goodwill represents the excess of the purchase price over the aggregate fair value of the net identifiable assets acquired and is not deductible for tax purposes. The goodwill for Longboard Media primarily results from the Company’s expectation to continue developing network solutions to leverage its consumer audience reach, content and data to create incremental value for its clients.

Pro Forma Adjusted Summary

The results of operations of PowerReviews and Longboard Media have been included in the Company’s unaudited condensed consolidated financial statements subsequent to the acquisition date. The following unaudited pro forma adjusted summary for the three and nine months ended January 31, 2013 and 2012 assumes that PowerReviews and Longboard Media had been acquired on May 1, 2011 (in thousands, except net loss per share data):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
Pro forma adjusted total revenue	$42,771	$31,621	$120,497	$85,142
Pro forma adjusted net loss attributable to Bazaarvoice, Inc.	$(8,662)	$(10,724)	$(36,253)	$(46,225)
Pro forma adjusted net loss per share applicable to common stockholders attributable to
Bazaarvoice, Inc.:
Basic and diluted	$(0.12)	$(0.41)	$(0.52)	$(1.77)

The unaudited pro forma results for the three months ended January 31, 2012 include $1.6 million of amortization charges for acquired intangible assets and $0.6 million of stock-based expense related to the post-combination service arrangements entered into with the continuing employees. The unaudited pro forma results for the nine months ended January 31, 2012 include $4.9 million of amortization charges for acquired intangible assets, adjustments for $9.8 million of incremental stock-based expense related to the acceleration of options due to the acquisition, $1.7 million of stock-based expense related to the post-combination service arrangements entered into with the continuing employees and $4.8 million of acquisition costs.

The unaudited pro forma adjusted summary combines the historical results for Bazaarvoice for those periods with the historical results of PowerReviews and Longboard Media for the same periods. The summary is presented for informational purposes only and is not intended to be indicative of future results of operations or whether similar results would have been achieved if the acquisition had taken place at the beginning of fiscal year 2012.

5. Goodwill

At January 31, 2013, the Company had goodwill in the amount of $141.8 million. The Company assesses goodwill for impairment annually in the fourth fiscal quarter or more frequently if other indicators of potential impairment arise. There were no indicators of impairment as of January 31, 2013.

The following table reflects the changes in goodwill for the nine months ended January 31, 2013 (in thousands):

Balance, as of April 30, 2012	$—
Increase in goodwill related to PowerReviews acquisition	113,152
Increase in goodwill related to Longboard Media acquisition	28,681

Balance, as of January 31, 2013	$141,833

6. Acquired Intangible Assets, net

On December 1, 2012, the Company closed an agreement to purchase customer contracts operated in Europe by Shopzilla, Inc. (“Shopzilla”) using PowerReviews technology under a license agreement between Shopzilla and PowerReviews. The Company determined that the transaction does not constitute a business combination. The entire purchase price of $4.7 million was allocated to a customer relationship intangible asset as the intent of the purchase was to gain access to Shopzilla’s contractual customer relationships. Cash remitted on the date of purchase was $4.2 million, and $0.5 million of the purchase price has been recorded as a holdback liability recorded in accrued expenses and other current liabilities. The remaining useful life of the acquired contractual customer relationships was determined to be ten years.

Acquired intangible assets, net as of January 31, 2013 from business combinations (see Note 4) and the intangible asset purchase described above are as follows (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value
Customer relationships	$51,027	$(2,622)	$48,405
Developed technology	5,400	(1,140)	4,260
Domain name (indefinite useful life)	800	—	800

	$57,227	$(3,762)	$53,465

Intangible assets are amortized over their useful lives. Each period the Company evaluates the estimated remaining useful lives of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate.

For the three and nine months ended January 31, 2013, the Company incurred amortization expense on acquired intangible assets of $1.7 and $3.7 million, respectively, of which $0.5 and $1.2 million, respectively, was included in cost of revenue. The Company did not have any acquired intangible assets at April 30, 2012, nor did it incur any amortization expense for acquired intangible assets for the three and nine months ended January 31, 2012.

7. Income Taxes

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

The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items occurring in the period. The Company’s effective tax rate for the three and nine months ended January 31, 2013 was 17.5% and 4.1%, respectively, compared to (2.8%) and (2.7%) for the three and nine months ended January 31, 2012, respectively. During the three months ended January 31, 2013, the Company recorded a tax benefit of $2.5 million resulting from a reduction in the valuation allowance associated with the Longboard Media acquisition. The negative tax rates for the three and nine months ended January 31, 2012 were primarily attributable to estimated foreign and state income tax expense compared to a consolidated pre-tax book loss.

8. Debt

On July 18, 2007, the Company entered into a loan and security agreement (“Loan Agreement”) with a financial institution, which was most recently amended in November 2012. As amended, the Loan Agreement provides for a revolving line of credit with a borrowing capacity of up to the lesser of (a) $30.0 million or (b) 100% of eligible monthly service fees as defined in the Loan Agreement, inclusive of any amounts outstanding under the $2.65 million sublimit for corporate credit card and letter of credit services. The revolving line of credit expires on January 31, 2015 with all advances immediately due and payable. The revolving line of credit bears interest at the prime based rate as defined in the Loan Agreement except during any period of time during which, in accordance with the Loan Agreement, the line bears interest at the daily adjusting LIBOR rate. Borrowings under the revolving line of credit are collateralized by substantially all assets of the Company and of its U.S. subsidiaries. The Loan Agreement contains certain financial and nonfinancial covenants. As of January 31, 2013 and 2012, the Company was in compliance with the terms of these covenants.

On November 4, 2008, the Company entered into a pledge and security agreement with a financial institution for a standby letter of credit for credit card services from a separate financial institution. As amended, the agreement provides for a standby letter of credit for credit card services in an amount not to exceed $0.5 million. The Company pledged a security interest in its money market account, in which the balance must equal at least the credit extended. This letter of credit expires annually, and the pledged security interest is recorded as short-term restricted cash in the Company’s condensed consolidated financial statements.

Prior to its acquisition by the Company, PowerReviews entered into a standby letter of credit for approximately $0.1 million from a financial institution in favor of its sub-landlord. PowerReviews pledged a security interest in its money market account to secure the reimbursement obligations in connection with this letter of credit. This letter of credit is extended annually until terminated, and the pledged money market account is recorded as short-term restricted cash in the Company’s condensed consolidated financial statements.

9. Net Loss Per Share Applicable to Common Stockholders

The following table sets forth the computations of net loss per share applicable to common stockholders for the three and nine months ended January 31, 2013 and 2012, respectively (in thousands, except net loss per share data).

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
Net loss	$(10,827)	$(6,575)	$(40,608)	$(17,962)
Less accretion of redeemable convertible preferred stock	—	(10)	—	(35)

Net loss applicable to common stockholders	$(10,827)	$(6,585)	$(40,608)	$(17,997)

Net loss per share applicable to common stockholders, basic and diluted	$(0.15)	$(0.34)	$(0.60)	$(0.93)
Weighted average number of shares outstanding, basic and diluted	71,940	19,613	68,115	19,284
Potentially dilutive securities (1):
Outstanding stock options	4,435	5,597	6,786	5,381
Redeemable convertible preferred shares	—	27,897	—	27,897

(1)	These securities were excluded from the computation of diluted net loss per share applicable to common stockholders because the effect would be anti-dilutive.

10. Common Stock

On July 23, 2012, the Company completed a follow-on offering in which 9,775,000 shares of its common stock were sold, of which 3,625,000 shares were offered by the Company and 6,150,000 shares were offered by selling stockholders, at a price of $15.40 per share. The gross proceeds raised by the Company from the sale of its common stock in the offering was approximately $55.8 million, resulting in net proceeds to the Company from the sale of its common stock of approximately $51.9 million, after deducting underwriting discounts and commissions of approximately $2.7 million and other offering expenses of approximately $1.2 million.

11. Commitments and Contingencies

The Company reviews the status of each matter and records a provision for a liability when it is considered both probable that a liability has been incurred and that the amount of the loss can be reasonably estimated. These provisions are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, the Company assesses whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a loss may be incurred, the Company discloses the estimate of the amount of loss or range of losses, discloses that the amount would not have a material effect on the Company’s condensed consolidated financial statements (if applicable) or discloses that an estimate of the possible loss or range of loss cannot be made.

On January 10, 2013, the U.S. Department of Justice filed a complaint against the Company with the U.S. District Court for the Northern District of California, San Francisco Division, alleging that the Company’s acquisition of PowerReviews violates Section 7 of the Clayton Act, 15 U.S.C. Section 18 and seeking the Company’s divestiture of assets sufficient to create a competing business that can replace the competitive significance of PowerReviews in the marketplace. The Company disputes the allegations and intends to vigorously contest the matter. Due to the early stages of the case, it is not possible to reliably predict the outcome of the case. Therefore, the Company cannot currently estimate the possible loss or range of loss that could result from the case.

At January 31, 2013, the Company was in the process of assessing the sales tax status of the Bazaarvoice enterprise service offering with sales tax agencies in the states in which it operates. Based on the limited information received from certain of these states, the Company cannot estimate with certainty which of its service offerings and features these states may determine to be subject to state sales tax. The Company preliminarily estimates that its liability, net of amounts to be recovered from customers, will be between $1.1 million and $2.7 million. The Company has accrued a liability of $1.7 million, representing the best estimate of the amount within this range that will probably be incurred to settle these obligations. The estimated range includes an action plan for recovering the amounts due from the Company’s customers. If it is determined that the portion of the Company’s product offering subject to state sales tax is greater than that used to determine the accrual at January 31, 2013, or if there are changes in our underlying assumptions, then the actual liability incurred will likely approach the higher end of the current estimated range.

12. Subsequent Event

On March 12, 2013, a purported shareholder derivative action was filed in the Texas State District Court for Travis County, Texas against certain of the Company’s officers and directors, former officers and directors, and against the Company as nominal defendant. The complaint in this matter alleges breaches of fiduciary duties and breaches of the Company’s corporate policies in connection with the acquisition of PowerReviews and certain of the Company’s officers’ and directors’ sales of shares of the Company’s stock. The complaint requests declaratory judgment, a disgorgement of proceeds received from such sales of the Company’s stock, damages on behalf of the Company, and equitable relief. The Company disputes the allegations and intends to vigorously contest the matter. Due to the early stages of the case, it is not possible to reliably predict the outcome of the case. Therefore, the Company cannot currently estimate the possible loss or range of loss that could result from the case.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”) including our Annual Report on Form 10-K for the fiscal year ended April 30, 2012, filed on June 11, 2012, which discuss our business in greater detail.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions, although not all forward-looking statements contain these words. These forward-looking statements include, but are not limited to, statements concerning the following:

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

•	our anticipated trends of our operating metrics and financial and operating results;

•	the effects of increased competition in our market;

•	our ability to effectively manage our growth;

•	our ability to successfully enter new markets and manage our international expansion;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	the attraction and retention of qualified employees and key personnel; and

•	our expectations regarding the outcome of litigation proceedings.

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements, including those factors we discuss in the “Risk Factors” sections of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended April 30, 2012, filed on June 11, 2012, and in our other filings with the SEC. You should read these factors and the other cautionary statements made in this Quarterly Report on Form 10-Q as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q. These risks are not exhaustive. Although we believe the expectations reflected in the forward-looking statements are based on reasonable assumptions, we can give no assurance we will attain these expectations or that any deviations will not be material. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

Overview

We are a leading provider of social commerce solutions that help our clients capture, display and analyze online word of mouth, including consumer-generated ratings and reviews, questions and answers, stories, recommendations, photographs, videos and other content about our clients’ brands, products or services. Bazaarvoice, which literally means “voice of the marketplace,” was founded on the premise that online word of mouth is critical to consumers and businesses because of its influence on purchasing decisions, both online and offline. We enable our clients to place consumers at the center of their business strategies by helping consumers generate and share sentiment, preferences and other content about brands, products or services. Through our technology platforms, our clients leverage online word of mouth to increase sales, acquire new customers, improve marketing effectiveness, enhance consumer engagement across channels, increase success of new product launches, improve existing products and services, effectively scale customer support, decrease product returns and enable retailers to launch and manage on-site advertising solutions and site monetization strategies.

We have experienced revenue growth primarily driven by our active enterprise clients who have adopted either our Conversations platform or the PowerReviews Enterprise platform. In order to take advantage of our market opportunity and to provide high levels of client service, we have expanded our number of full-time employees. We believe the growth we have experienced is further illustrated by impressions served, which we define as single instances of online word of mouth delivered to an end user’s web browser. While this metric does not drive our pricing, it measures the reach of our network to a consumer audience.

The following table summarizes these measures of our growth over the three and nine months ended January 31, 2013 and 2012:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
Growth Trends:
Revenue (in thousands)	$42,678	$27,602	$116,966	$74,705
Number of active enterprise clients (period end) (1)	1,179	737	1,179	737
Full-time employees (period end)	796	608	796	608
Service as a software (“SaaS”) impressions served (in thousands) (2)	43,661	38,848	109,970	92,794

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

(2)	The number of impressions for the three and nine months ended January 31, 2013 are exclusive of impressions served on either the PowerReviews enterprise platform or the Express platform.

For the three and nine months ended January 31, 2013, through the continued enhancement and expansion of our social commerce platforms, we achieved significant growth as compared to the three and nine months ended January 31, 2012 in both the number of active enterprise clients and the revenue we generated from our active enterprise clients. Our revenue was $42.7 million and $117.0 million for the three and nine months ended January 31, 2013, respectively, which represented a 54.6% and 56.6% increase, respectively, from the three and nine months ended January 31, 2012.

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

On November 5, 2012, we completed the acquisition of Longboard Media, Inc., a full service media management company that enables online retailers, shopping publishers and mobile commerce applications to launch and manage on-site advertising solutions and site monetization strategies. Through Longboard Media’s shopper media network, brand advertisers are able to target consumers throughout the online shopping experience, often immediately prior to the point of sale. It will also enable retailers to launch and manage on-site advertising solutions and site-monetization strategies.

On December 1, 2012, we closed a purchase of customer contracts operated in Europe by Shopzilla Inc. using the PowerReviews technology under a license agreement between Shopzilla and PowerReviews. Through this transaction we added 48 active enterprise clients.

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

We have experienced substantial growth in our business over the past several years, which has resulted in increased revenues over time. While we expect that our business will continue to grow, we anticipate that our revenue growth rate will generally decrease over time. As of January 31, 2013, we had 796 full-time employees, which represented an increase of 30.9% compared to the same period last year.

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

Key Business Metrics

In addition to macroeconomic trends affecting the demand for our solutions, management regularly reviews a number of key financial and operating metrics to evaluate our business, determine the allocation of our resources, make decisions regarding corporate strategies and evaluate forward-looking projections and trends affecting our business. The following table summarizes our key business metrics:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
	(in thousands, except number of clients and client retention)
Revenue
SaaS	$40,710	$27,602	$114,998	$74,705
Media	1,968	—	1,968	—

	$42,678	$27,602	$116,966	$74,705

Cash flow used in operations	$(6,741)	$(1,370)	$(12,705)	$(156)
Number of active enterprise clients (period end)	1,179	737	1,179	737
SaaS revenue per active enterprise client (1)	$35.6	$38.4	$108.8	$112.3
Active enterprise client retention rate (2)	97.0%	97.4%	91.4%	91.9%
Total revenue per employee (3)	$54.3	$47.0	$154.8	$136.6

(1)	Calculated based on the average number of active enterprise clients for the period on a quarterly basis.
(2)	Calculated based on active enterprise client retention over the three and nine month periods.
(3)	Calculated based on the average number of full-time employees for the three and nine month periods.

Revenue

SaaS revenue consists primarily of fees from the sale of subscriptions to our hosted social commerce solutions, and we generally recognize revenue ratably over the related subscription period, which is typically one year. We regularly review our revenue and revenue growth rate to measure our success. We believe that trends in revenue are important to understanding the overall health of our marketplace, and we use these trends in order to formulate financial projections and make strategic business decisions.

Media revenue consists primarily of fees charged to advertisers each time their advertisements are displayed on our publishers’ websites and is net of amounts due to such publishers.

Cash Flow Used in Operations

Cash flow from operations is the cash that we generate or use through the normal course of business and is measured prior to the impact of investing or financing activities. Due to the fact that we incur a significant amount of upfront costs associated with the acquisition of new clients with revenue recognized over an extended period, we consider cash flows from operations to be a key measure of our operating performance.

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

SaaS Revenue per Active Enterprise Client

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

Total Revenue per Employee

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

Key Components of Our Consolidated Statements of Operations

Revenue

We generate revenue principally from fixed commitment subscription contracts under which we provide clients with various services, including access to our hosted software platforms. We sell these services under contractual agreements for service terms that are generally one year in length. Clients typically commit to fixed rate fees for the service term. Revenue from these agreements is recognized ratably over the period of service and any revenue that does not meet recognition criteria is recorded as deferred revenue on our balance sheet. We invoice clients on varying billing cycles, including annually, quarterly and monthly; therefore, our deferred revenue balance does not represent the total contract value of our non-cancelable subscription agreements. Fees payable under these agreements are due in full and non-refundable regardless of the actual use of the service and contain no general rights of return. No single client accounted for more than 10.0% of our revenue for the three and nine months ended January 31, 2013 and 2012.

Cost of Revenue

Cost of revenue consists primarily of personnel costs and related expenses associated with employees and contractors who provide our subscription services. This includes the costs of our implementation team, which were $2.6 million and $9.1 million for the three and nine months ended January 31, 2013 and $3.1 million and $9.5 million for the three and nine months ended January 31, 2012, respectively, along with our content moderation teams and other support services provided as part of the fixed commitment subscription contracts. Cost of revenue also includes professional fees, including third-party implementation support, travel-related expenses and an allocation of general overhead costs. We allocate general overhead expenses to all departments based on the number of employees in each department, which we consider to be a fair and representative means of allocation. Personnel costs include salaries, benefits, bonuses and stock-based expense. We generally increase our capacity, particularly in the areas of implementation and support, ahead of the growth in revenue we expect those investments to drive, which can result in lower margins in the given investment period.

Cost of revenue also includes hosting costs, the amortization of capitalized internal-use software development costs incurred in connection with our hosted software platforms, and the amortization of developed technology acquired from PowerReviews. The amortization expense associated with capitalized internal-use software development costs was $0.7 million and $1.6 million for the three and nine months ended January 31, 2013 and $0.3 million and $0.7 million for the three and nine months ended January 31, 2012, respectively. The amortization expense associated with the developed technology acquired from PowerReviews was $0.5 million and $1.2 million for the three and nine months ended January 31, 2013, respectively.

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

Sales and marketing. Sales and marketing expenses consist primarily of personnel costs for our sales, marketing and business development employees and executives, including salaries, benefits, stock-based expense, bonuses and commissions earned by our sales personnel. Also included are non-personnel costs such as professional fees, an allocation of our general overhead expenses and the costs of our marketing and brand awareness programs. Our marketing programs include our Social Summits, regional user groups, corporate communications, public relations and other brand building and product marketing expenses. We expense sales commissions when a client contract is executed because we believe our obligation to pay a sales commission arises at that time. We plan to continue investing in sales and marketing by increasing the number of direct sales personnel, expanding our domestic and international sales and marketing activities, and focusing our marketing efforts on direct sales support and pipeline generation, which we believe will enable us to add new clients and increase penetration within our existing client base. We expect that, in the future, sales and marketing expenses will increase and continue to be our largest operating cost.

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

General and administrative. General and administrative expenses consist primarily of personnel costs, including salaries, benefits, stock-based expense and bonuses for our administrative, legal, human resources, finance, accounting and information technology employees and executives. Also included are non-personnel costs, such as travel-related expenses, professional fees and other corporate expenses, along with an allocation of our general overhead expenses. We expect to incur incremental costs associated with supporting the growth of our business, both in terms of size and geographical diversity, and to meet the increased compliance requirements associated with being a public company. Those costs include increases in our accounting and legal personnel, additional consulting, legal, audit and tax fees, insurance costs, board of directors’ compensation and the costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act. As a result, we expect our general and administrative expenses to increase in absolute dollars in future periods but to decrease as a percentage of revenue over time.

Acquisition-related and other. Acquisition-related and other expenses consisted of costs incurred related to the acquisition of PowerReviews and Longboard Media and included legal, banking, accounting and other advisory fees of third parties and severance costs for employees.

Amortization of acquired intangible assets. The amortization of acquired intangible assets represents amortization of acquired customer relationship intangible assets from PowerReviews and Longboard Media.

Other Income (Expense)

Other income (expense) consists primarily of interest income, foreign exchange gains and losses and the resulting gain or loss from foreign exchange contracts. Interest income represents interest received on our cash and investments of proceeds received from our initial public offering and follow-on offering. Foreign exchange gains and losses arise from revaluations of foreign currency denominated monetary assets and liabilities and are partially offset by the change in market value of our foreign exchange contracts.

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

Consolidated Statements of Operations Data:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Revenue	$42,678	$27,602	$116,966	$74,705
Cost of revenue (1)	14,217	9,514	40,949	26,116

Gross profit	28,461	18,088	76,017	48,589
Operating expenses:
Sales and marketing (1)	20,710	12,152	53,882	35,469
Research and development (1)	8,914	6,059	24,356	13,978
General and administrative (1)	8,783	5,934	32,463	15,848
Acquisition-related and other	2,021	—	4,771	—
Amortization of acquired intangible assets	1,165	—	2,543	—

Total operating expenses	41,593	24,145	118,015	65,295

Operating loss	(13,132)	(6,057)	(41,998)	(16,706)

Total other income (expense), net	12	(337)	(341)	(788)

Loss before income taxes	(13,120)	(6,394)	(42,339)	(17,494)
Income tax expense	(2,293)	181	(1,731)	468

Net loss	$(10,827)	$(6,575)	$(40,608)	$(17,962)

Other Data:
Adjusted EBITDA (2)	$(5,510)	$(2,985)	$(12,256)	$(9,396)

(1)	Includes stock-based expense as follows:

Cost of revenue	$443	$319	$1,320	$986
Sales and marketing	710	419	3,405	1,233
Research and development	674	356	2,370	920
General and administrative	1,312	1,409	11,977	2,619

	$3,139	$2,503	$19,072	$5,758

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Adjusted EBITDA:
GAAP net loss	$(10,827)	$(6,575)	$(40,608)	$(17,962)
Stock-based expense	3,139	2,503	19,072	5,758
Adjusted depreciation and amortization	2,462	569	5,899	1,552
Acquisition-related and other expense	2,021	—	4,771	—
Income tax expense (benefit)	(2,293)	181	(1,731)	468
Total other (income) expense, net	(12)	337	341	788

Adjusted EBITDA	$(5,510)	$(2,985)	$(12,256)	$(9,396)

The following tables set forth our results of operations for the specified periods as a percentage of revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

Consolidated Statements of Operations Data:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (1)	33.3	34.5	35.0	35.0

Gross profit	66.7	65.5	65.0	65.0
Operating expenses:
Sales and marketing (1)	48.5	44.0	46.1	47.5
Research and development (1)	20.9	22.0	20.8	18.7
General and administrative (1)	20.6	21.5	27.8	21.2
Acquisition related	4.7	—	4.1	—
Amortization of acquired intangible assets	2.8	—	2.1	—

Total operating expenses	97.5	87.5	100.9	87.4

Operating loss	(30.8)	(22.0)	(35.9)	(22.4)

Total other income (expense), net	—	(1.2)	(0.3)	(1.1)

Loss before income taxes	(30.8)	(23.2)	(36.2)	(23.4)
Income tax expense	(5.4)	0.7	(1.5)	0.6

Net loss	(25.4)%	(23.8)%	(34.7)%	(24.0)%

Other Data:
Adjusted EBITDA (2)	(12.9)%	(10.8)%	(10.5)%	(12.6)%

(1) Includes stock-based expense as follows:
Cost of revenue	1.0%	1.2%	1.1%	1.3%
Sales and marketing	1.7	1.5	2.9	1.7
Research and development	1.6	1.3	2.0	1.2
General and administrative	3.1	5.1	10.2	3.5

	7.4%	9.1%	16.3%	7.7%

(2)

We define Adjusted EBITDA as net loss adjusted for stock-based expense, adjusted depreciation and amortization (which excludes amortization of capitalized internal-use software development costs), acquisition-related costs, income tax expense and other (income) expense, net. See note (2) to the Consolidated Statement of Operations Data on page 23 of this Quarterly Report on Form 10-Q for a reconciliation of net loss to Adjusted EBITDA.

Comparison of the Three Months Ended January 31, 2013 and 2012

Revenue

	Three Months Ended January 31,
	2013	2012	% Change
	(dollars in thousands)
Revenue	$42,678	$27,602	54.6%

Our revenue increased by $15.1 million, or 54.6%, for the three months ended January 31, 2013 compared to the three months ended January 31, 2012. Of this increase, $7.2 million was generated from new clients utilizing our platforms as we continued to increase the market penetration of our solutions, as well as the revenue contribution from our new clients related to our recent acquisition of PowerReviews. Included in the increase is $2.0 million of media revenue resulting from the acquisition of Longboard Media. The remaining $5.9 million increase was generated from existing clients due to increased subscriptions of our products and offerings coupled with our client retention which was 88.3% for the 12 months ended January 31, 2013, partially offset by decreasing revenue per client (in thousands), which was $35.6 for the three months ended January 31, 2013 and $38.4 for the three months ended January 31, 2012.

Cost of Revenue and Gross Profit Percentage

	Three Months Ended January 31,
	2013	2012	% Change
	(dollars in thousands)
Cost of revenue (1)	$14,217	$9,514	49.4%
Gross profit	28,461	18,088	57.3%
Gross profit percentage(2)	66.7%	65.5%

(1)	Includes amortization of intangible assets of $0.5 million for the three months ended January 31, 2013 and none for the three months ended January 31, 2012.
(2)

Gross Profit percentage was higher for the three months ended January 31, 2013 as this was the first quarter that included media revenue which generated a higher gross profit percentage than our SaaS revenue.

Cost of Revenue. Cost of revenue increased $4.7 million, or 49.4%, for the three months ended January 31, 2013 compared to the three months ended January 31, 2012. This increase was primarily due to increases of $2.2 million in personnel-related expenses, $0.4 million in professional fees and $0.2 million in facility-related expenses as we continue to expand the capacity of our infrastructure. We also incurred a $1.9 million increase in costs associated with hosting services, amortization of developed technology acquired from PowerReviews and amortization of capitalized internal-use software development costs.

Operating Expenses

	Three Months Ended January 31,
	2013		2012
	Amount	% Rev.	Amount	% Rev.	% Change
	(dollars in thousands)
Sales and marketing	$20,710	48.5%	12,152	44.0%	70.4%
Research and development	8,914	20.9	6,059	22.0	47.1
General and administrative	8,783	20.6	5,934	21.5	48.0
Acquisition-related and other	2,021	4.7	—	—	n/a
Amortization of acquired intangible assets	1,165	2.8	—	—	n/a

Total operating expenses	$41,593	97.5%	24,145	87.5%	72.3%

Sales and marketing. Sales and marketing expenses increased $8.6 million, or 70.4%, for the three months ended January 31, 2013 compared to the three months ended January 31, 2012. This increase was primarily due to an increase in sales and marketing staff, including increases of $5.1 million for personnel-related expenses, $1.6 million for travel-related expenses and $0.3 million of facility-related expenses. Included in the increase for personnel-related expenses is $1.0 million resulting from the acquisition of Longboard Media. Professional fees increased by $0.8 million. Additionally, we incurred a $0.8 million expense due to an increase in estimates of uncollectible sales tax liabilities.

Research and development. Research and development expenses increased $2.9 million, or 47.1%, for the three months ended January 31, 2013 compared to the three months ended January 31, 2012. This increase was primarily due to an increase in personnel-related expenses of $1.8 million as we continued to expand our research and development team. This expansion also resulted in increases of $0.1 million each in travel and facility-related expenses. We also experienced increases of $0.9 million in professional fees.

General and administrative. General and administrative expenses increased $2.8 million, or 48.0%, for the three months ended January 31, 2013 compared to the three months ended January 31, 2012. This was primarily due to an increase in our staffing to support infrastructure growth and additional expenses associated with being a publicly traded company. These increases include a $1.1 million increase in facility-related fees, a $0.8 million increase in personnel-related expenses and a $0.1 million increase in travel-related expenses. Professional fees increased by $0.8 million.

Acquisition-related and other. We incurred $2.0 million in acquisition-related expenses for the three months ended January 31, 2013, including $1.2 million of legal and advisory fees primarily for the U.S. Department of Justice suit related to our acquisition of PowerReviews and $0.4 million each for severance to former PowerReviews executives, and legal and advisory expenses related to our acquisition of Longboard Media.

Amortization of acquired intangibles. Amortization of acquired intangibles represents amortization of the customer relationships purchased in the PowerReviews and Longboard Media acquisitions. This amortization is presented separately in the statement of operations and was $1.2 million for the three months ended January 31, 2013.

Other Income (Expense), Net

	Three Months Ended January 31,
	2013		2012
	Amount	% Rev.	Amount	% Rev.	% Change
	(dollars in thousands)
Interest income	$61	0.1%	4	—%	1,425.0%
Other income (expense)	(49)	(0.1)	(341)	(1.2)	(85.6)

Total other income (expense), net	$12	—%	(337)	(1.2)%	(103.6)%

Interest income increased by $0.1 million during the three months ended January 31, 2013 compared to the three months ended January 31, 2012 primarily due to returns on our investments of proceeds from our initial public offering and follow-on offering. Other income increased by $0.3 million for the three months ended January 31, 2013 compared to the three months ended January 31, 2012, due primarily to changes in realized and unrealized gains on transactions in foreign currencies.

Income Tax Expense

	Three Months Ended January 31,
	2013		2012
	Amount	% Rev.	Amount	% Rev.	% Change
	(dollars in thousands)
Income tax expense (benefit)	$(2,293)	(5.4)%	181	0.7%	(1,366.9)%

We recognized a net income tax benefit of $2.3 million for the three months ended January 31, 2013 compared to income tax expense of $0.2 million for the three months ended January 31, 2012, primarily as the result of a $2.5 million tax benefit from a reduction in the valuation allowance related to our acquisition of Longboard Media.

Comparison of the Nine Months Ended January 31, 2013 and 2012

Revenue

	Nine Months Ended January 31,
	2013	2012	% Change
	(dollars in thousands)
Revenue	$116,966	$74,705	56.6%

Our revenue increased by $42.3 million, or 56.6%, for the nine months ended January 31, 2013 compared to the nine months ended January 31, 2012. Of this increase, $16.1 million was generated from new clients utilizing our platforms as we continued to increase the market penetration of our solutions and revenue contributions from our new clients related to our recent acquisition of PowerReviews. Included in the increase is $2.0 million of media revenue resulting from the acquisition of Longboard Media. The remaining $24.2 million increase was generated from existing clients, due to increased subscriptions of our products and offerings coupled with our client retention which was 88.3% for the 12 months ended January 31, 2013, partially offset by decreasing revenue per client (in thousands), which was $108.8 for the nine months ended January 31, 2013 and $112.3 for the nine months ended January 31, 2012.

Cost of Revenue and Gross Profit Percentage

	Nine Months Ended January 31,
	2013	2012	% Change
	(dollars in thousands)
Cost of revenue(1)	$40,949	$26,116	56.8%
Gross profit	76,017	48,589	56.4%
Gross profit percentage	65.0%	65.0%

(1)	Includes amortization of intangible assets of $1.2 million for the nine months ended January 31, 2013 and none for the nine months ended January 31, 2012.

Cost of Revenue. Cost of revenue increased $14.8 million, or 56.8%, for the nine months ended January 31, 2013 compared to the nine months ended January 31, 2012. This increase was primarily due to increases of $6.5 million in personnel-related expenses, $1.6 million in professional fees, $0.9 million in facility-related expenses as we continue to expand the capacity of our infrastructure and $0.3 million in travel-related expenses. We also incurred a $5.5 million increase in costs associated with hosting services, amortization of developed technology acquired from PowerReviews and amortization of capitalized internal-use software development costs.

Operating Expenses

	Nine Months Ended January 31,
	2013		2012
	Amount	% Rev.	Amount	% Rev.	% Change
	(dollars in thousands)
Sales and marketing	$53,882	46.1%	35,469	47.5%	51.9%
Research and development	24,356	20.8	13,978	18.7	74.2
General and administrative	32,463	27.8	15,848	21.2	104.8
Acquisition-related and other	4,771	4.1	—	—	n/a
Amortization of acquired intangible assets	2,543	2.1	—	—	n/a

Total operating expenses	$118,015	100.9%	65,295	87.4%	80.7%

Sales and marketing. Sales and marketing expenses increased $18.4 million, or 51.9%, for the nine months ended January 31, 2013 compared to the nine months ended January 31, 2012. This increase was primarily due to an increase in sales and marketing staff, including increases of $13.1 million for personnel-related expenses which included $1.2 million of stock-based expense related to the termination of former PowerReviews executives after the acquisition, $2.7 million for travel-related expenses, $1.0 million resulting from the acquisition of Longboard Media and $0.9 million of facility-related expenses. Professional fees increased by $0.9 million. Additionally, we incurred a $0.8 million expense due to an increase in estimates of uncollectible sales tax liabilities.

Research and development. Research and development expenses increased $10.4 million, or 74.2%, for the nine months ended January 31, 2013 compared to the nine months ended January 31, 2012. This increase was primarily due to an increase in personnel-related expenses of $7.0 million as we continued to expand our research and development team. This expansion also resulted in increases of $0.8 million each in travel and facility-related expenses. We also experienced increases of $1.8 million in professional fees due to increased use of third party contractor resources.

General and administrative. General and administrative expenses increased $16.6 million, or 104.8%, for the nine months ended January 31, 2013 compared to the nine months ended January 31, 2012. This was primarily due to an increase in our staffing and facilities to support infrastructure growth and additional expenses associated with being a publicly traded company. The increase was primarily due to an $11.5 million increase in personnel-related expenses which included $8.6 million of stock-based expense related to the termination of former PowerReviews executives after the acquisitions, a $2.1 million increase in facility-related fees, a $0.4 million increase in depreciation and amortization, and a $0.1 million increase in travel-related expenses. Professional fees increased by $2.5 million.

Acquisition-related and other. We incurred $4.8 million in acquisition-related expenses for the nine months ended January 31, 2013. $4.0 million of these expenses were for our acquisition of PowerReviews, including $1.0 million in legal and advisory fees, $1.1 million in severance to former PowerReviews executives and $1.9 million in legal fees for the U.S. Department of Justice suit related to the acquisition. The remaining $0.8 million was for legal and advisory expenses related to our acquisition of Longboard Media.

Amortization of acquired intangibles. Amortization of acquired intangibles represents amortization of the customer relationships purchased in the PowerReviews and Longboard Media acquisitions. This amortization is presented separately in the statement of operations and was $2.5 million for the nine months ended January 31, 2013.

Other Income (Expense), Net

	Nine Months Ended January 31,
	2013		2012
	Amount	% Rev.	Amount	% Rev.	% Change
	(dollars in thousands)
Interest income	$110	0.1%	17	0.0%	547.1%
Other income (expense)	(451)	(0.4)	(805)	(1.1)	(44.0)

Total other income (expense), net	$(341)	(0.3)%	(788)	(1.1)%	(56.7)%

Interest income increased by $0.1 million during the nine months ended January 31, 2013 compared to the nine months ended January 31, 2012 primarily due to returns on our investments of proceeds from our initial public offering in February 2012 and our follow-on offering in July 2012. Other expense decreased by $0.4 million for the nine months ended January 31, 2013 compared to the nine months ended January 31, 2012, due primarily to changes in realized and unrealized gains on transactions in foreign currencies.

Income Tax Expense

	Nine Months Ended January 31,
	2013		2012
	Amount	% Rev.	Amount	% Rev.	% Change
	(dollars in thousands)
Income tax expense (benefit)	$(1,731)	(1.4)%	468	0.6%	(469.9)%

We recognized a net income tax benefit of $1.7 million for the nine months ended January 31, 2013 compared to income tax expense of $0.5 million for the nine months ended January 31, 2012, primarily as the result of a $2.5 million tax benefit from a reduction in the valuation allowance related to our acquisition of Longboard Media.

Liquidity and Capital Resources

Our principal source of liquidity at January 31, 2013 consisted of $105.5 million of cash and cash equivalents and short-term investments. We also have a revolving line of credit with a borrowing capacity of up to $30.0 million. Cash and cash equivalents consist of cash, money market funds and U.S. treasury securities. Our short-term investments consist of certificates of deposit, U.S. treasury securities and corporate securities backed by the U.S. Department of the Treasury.

Our principal needs for liquidity include funding our ongoing operations, working capital requirements, capital expenditures and acquisitions. We believe that our available resources are sufficient to fund our liquidity requirements for at least the next 12 months.

We anticipate making significant investments in growth and initiatives designed to improve our operating efficiency for the foreseeable future, which may impact our ability to generate positive cash flow from operating activities in the near-term. Our future capital requirements will depend on many factors, including our rate of client and revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts, the timing of introductions of new features and enhancements to our social commerce platforms, and future acquisitions of, or investments in, complementary businesses and technologies. To the extent that existing cash, cash equivalents and short-term investments along with future cash flow from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended January 31,
	2013	2012
	(in thousands)
Net cash used in operating activities	$(12,705)	$(156)
Net cash used in investing activities	(99,549)	(4,056)
Net cash provided by financing activities	61,778	1,540

Net Cash Used in Operating Activities

Net cash used in operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of clients using our platforms and the amount and timing of client payments. The amount of cash used in operating activities over the last two years has been relatively small as compared to our net loss for the periods. The offsetting generation of cash has come from changes in our operating assets and liabilities, particularly in the area of deferred revenue.

For the nine months ended January 31, 2013, operating activities used $12.7 million of cash after changes in our operating assets and liabilities offset a net loss of $40.6 million, which included non-cash depreciation and amortization of $7.5 million, non-cash stock-based expense of $19.1 million, non-cash bad debt expense of $1.6 million and a non-cash tax benefit related to stock options of $0.4 million. Accounts payable, accrued expenses, deferred revenue and other liabilities increased $9.2 million, which offset an increase of $9.2 million in accounts receivable, prepaid expenses and other assets. The increase in our accounts receivable, accounts payable and accrued expenses and other current liabilities was primarily due to our continued growth during the nine months ended January 31, 2013.

For the nine months ended January 31, 2012, operating activities used $0.2 million of cash after changes in our operating assets and liabilities offset a net loss of $18.0 million, which included non-cash depreciation and amortization of $2.2 million, non-cash stock-based expense of $5.8 million and non-cash bad debt expense of $1.0 million. Accounts payable, accrued expenses and other liabilities increased $7.1 million and deferred revenue increased $10.0 million, partially offset by an increase of $8.2 million in accounts receivable, prepaid expenses and other assets. The increase in our deferred revenue, accounts payable and accrued expenses and other current liabilities was primarily due to our continued growth in the nine months ended January 31, 2012.

Net Cash Used in Investing Activities

For the nine months ended January 31, 2013, investing activities used $99.5 million, which included $60.8 million, net of cash acquired, used in our acquisitions of PowerReviews, Longboard Media, and the purchase of customer contracts from Shopzilla. The remainder of our investing activities were related to the purchase and maturity of short-term investments, purchase of property, plant and equipment and costs capitalized as a result of our internal-use software.

For the nine months ended January 31, 2012, investing activities used $4.1 million, primarily related to the purchase of property and equipment, including technology hardware and software to support our growth as well as costs capitalized in connection with the development of our internal-use hosted software platforms.

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

For the nine months ended January 31, 2013, financing activities provided $61.8 million, which included $51.9 million of net proceeds from our follow-on offering in July 2012 and $9.5 million of proceeds from the exercise of options to purchase shares of our common stock.

For the nine months ended January 31, 2012, we received $2.5 million from the exercise of options to purchase common stock and used $1.0 million for payments of initial stock offering costs.

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

As of January 31, 2013, there were no loans outstanding under our revolving line of credit other than a $1.9 million letter of credit issued by the financial institution in favor of the landlord of the leased office space, which is serving as our headquarters in Austin, Texas. Borrowings under the revolving line of credit are collateralized by substantially all of our assets and the assets of our U.S. subsidiaries and bear interest at a floating interest rate equal to the prime rate (or the financial institution’s daily adjusting LIBOR rate plus 2.5% if greater), which is payable monthly. The revolving line of credit expires and all interest and principal thereunder is payable in full on January 31, 2015.

The Loan Agreement contains certain restrictive covenants that limit our ability and our subsidiaries’ abilities to, among other things, incur additional indebtedness or guarantee indebtedness of others; make payments on additional indebtedness or make changes to certain agreements related to additional indebtedness; enter into hedging arrangements; create liens on our assets; make loans and investments; make capital expenditures; dispose of assets; store inventory and equipment with others; pay dividends or make distributions on, or purchase or redeem, our capital stock; enter into mergers or consolidations with or into other entities; undergo a change of control; engage in different lines of business; or enter into transactions with affiliates. The Loan Agreement also contains numerous affirmative covenants, including covenants regarding, among other things, compliance with applicable laws and regulations, reporting, payment of taxes and other obligations, maintenance of insurance coverage, maintenance of bank and investment accounts with the financial institution and its affiliates, registration of intellectual property rights, and obtaining certain third-party consents and waivers. As of January 31, 2013, we were in compliance with the terms of these covenants.

On November 4, 2008, we entered into a pledge and security agreement with a financial institution for a standby letter of credit for credit card services from a separate financial institution for an amount not to exceed $0.1 million. We pledged a security interest in our money market account, in which the balance must equal at least the credit extended. On March 17, 2010, the standby letter of credit for credit card services was increased to $0.3 million. On May 18, 2011, the standby letter of credit for credit card services was increased to $0.5 million. This letter of credit expires annually and the pledged security interest is recorded as short-term restricted cash in our condensed consolidated financial statements.

On July 23, 2012, we assumed an agreement from PowerReviews that requires us to maintain cash balances at Silicon Valley Bank of no less than $0.1 million through June 15, 2015 as a security deposit for subleasing office space in San Francisco, California. The restricted cash balance is included in restricted cash in our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and the Use of Estimates

Preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012, filed on June 11, 2012 describe the significant accounting estimates and policies used in preparation of the condensed consolidated financial statements. Actual results in these areas could differ from management’s estimates. During the three and nine months ended January 31, 2013, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012, filed on June 11, 2012.

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

We assess the market risk of changes in foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows of a hypothetical 10% change in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The effect of an immediate 10% adverse change in exchange rates on foreign currency denominated monetary assets and liabilities, principally accounts receivable and intercompany balances, as of January 31, 2013, would be immaterial.

We have recently entered into forward exchange contracts to partially hedge our exposure to these foreign currencies. We did not enter into any derivative financial instruments for trading or speculative purposes. We may enter into additional forward exchange contracts to further contain our exposure to foreign currencies fluctuations. To date, we have hedged against some of the fluctuations in currency exchange rates, however fluctuations in exchange rates could still cause harm to our business in the future.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures. Management, with the participation of our chief executive officer and our chief financial officer and review of our Audit Committee, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to legal proceedings and litigation arising in the ordinary course of business, including, but not limited to, certain pending patent and privacy matters, including inquiries, investigations, audits and other regulatory proceedings, such as the investigation described below. Except for the lawsuit described below, we believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

On January 10, 2013, the U.S. Department of Justice filed a complaint against us with the U.S. District Court for the Northern District of California, San Francisco Division, alleging that our acquisition of PowerReviews violates Section 7 of the Clayton Act, 15 U.S.C. Section 18 and seeking the divestiture of assets sufficient to create a competing business that can replace the competitive significance of PowerReviews in the marketplace. We dispute the allegations and intend to vigorously contest the matter.

On March 12, 2013, a purported shareholder derivative action was filed in the Texas State District Court for Travis County, Texas against certain of our officers and directors, former officers and directors, and against us as nominal defendant in Edmans v. Hurt et al., Case No. D-1-GN-13-000874. The complaint in this matter alleges breaches of fiduciary duties and breaches of our corporate policies in connection with our acquisition of PowerReviews and certain of our officers’ and directors’ sales of shares of our stock. The complaint requests declaratory judgment, a disgorgement of proceeds received from such sales of our stock, damages on our behalf, and equitable relief. We dispute the allegations and intend to vigorously contest the matter.

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

We have incurred significant losses in each fiscal period since our inception in 2005. We experienced a net loss of $40.6 million for the nine months ended January 31, 2013 and $24.3 million during fiscal year 2012. At January 31, 2013, we had an accumulated deficit of $105.8 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire clients. Expenses associated with the integration of the customers, employees and operations of PowerReviews and Longboard Media into our business could further delay our profitability. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest to grow our business and acquire clients, develop our platforms and develop new products and solutions. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new products and solutions could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our client base, we could also incur increased losses because costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. We cannot be certain that we will be able to attain or increase profitability on a client-by-client basis or on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

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

We have several direct and indirect competitors that provide third-party social commerce solutions, including but not limited to companies like Pluck, Reevoo, Gigya and Viewpoints. Additionally, we face potential competition from participants in adjacent markets that may enter our markets by leveraging related technologies and partnering with other companies.

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

We believe we compete primarily on the basis of product breadth and functionality, scope, quality and breadth of client base, amount and quality of content, service, price, reputation and the efficiency of our operating model. Our competitors or potential competitors may adopt certain aspects of our business model, which could reduce our ability to differentiate our solutions. As market dynamics change, or as new and existing competitors introduce more competitive pricing models or new or disruptive technologies, or as clients develop internal solutions for their social commerce needs, we may be unable to renew our agreements with existing clients or attract new clients at the same price or based on the same pricing model as previously used. As a result, we may be required to change our pricing model, offer price incentives or reduce our prices in response to competitive pressures, which could harm our revenue, profitability and operating results. Moreover, many software vendors could bundle competitive products or services or offer them at a low price as part of a larger product sale. In addition, some competitors may offer software that addresses one or a limited number of strategic social commerce functions at lower prices or with greater depth than our solutions. As a result, our competitors might be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or client requirements. For all of these reasons, we may not be able to compete successfully against our current and future competitors.

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

•	our ability, and the ability of our clients, to timely implement our solutions;

•	the amount, timing and effectiveness of our product development investments and related expenses and delays in generating revenue from these new solutions;

•	our ability to adjust our cost structure, particularly our personnel costs, in response to reductions in revenue;

•	the cyclical and discretionary nature of marketing and advertising spending, especially spending on social commerce solutions;

•	seasonal variations and unpredictability in our customers’ advertising budgets;

•	the amount and timing of operating expenses and capital expenditures related to the expansion of our operations and infrastructure and client acquisition;

•	our failure to achieve the growth rate that was anticipated by us in setting our operating and capital expense budgets;

•

changes in the active enterprise client retention rate, which has ranged on a year-to-year basis from 88.3% to 89.7% for the fiscal years 2010 through 2012 and was 88.3% for the twelve months ended January 31, 2013;

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

•

unforeseen litigation costs and related settlement costs, particularly those related to intellectual property infringement and our obligation to fulfill related client indemnification obligations and regulatory investigations or restructuring activities, including settlement costs and regulatory penalties assessed related to government enforcement actions;

•	our ability to accurately estimate state and local sales tax obligations and to collect such actual amounts from our customers;

•	changes in currency exchange rates and associated costs of hedging to manage foreign currency fluctuations; and

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

For fiscal years, 2011, 2012 and the 12 months ended January 31, 2013, our active enterprise client retention rates on a year-to-year basis were 89.7%, 89.0% and 88.3%, respectively. Our retention rates have declined in the past and may decline in the future due to a variety of factors, including:

•	the availability, price, performance and functionality of our solutions and competing products and services;

•	our ability to demonstrate to new clients the value of our solutions within the initial contract term, particularly if we are unable to introduce planned solutions innovation;

•	poor performance or discontinuation of our clients’ brands;

•	changes in our clients’ marketing or advertising strategies which can be cyclical, reflecting overall economic conditions as well as budgeting and discretionary buying patterns;

•	the timing and quality of ratings and reviews posted to our clients’ websites and the existence of negative reviews;

•	reductions in our clients’ spending levels;

•	consolidation in our client base;

•	the development by our clients of internal solutions for their social commerce needs; and

•	the effects of economic downturns and global economic conditions.

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

After the completion of our acquisition of PowerReviews, the Department of Justice, Antitrust Division (“DOJ”) filed a complaint against us with the U.S. District Court for the Northern District of California, San Francisco Division, alleging that our acquisition of PowerReviews violates Section 7 of the Clayton Act, 15 U.S.C. Section 18 and seeking the Company’s divestiture of assets sufficient to create a competing business that can replace the competitive significance of PowerReviews in the marketplace. The lawsuit could be lengthy, could result in material legal fees and associated costs, and require considerable time and attention of our management. Further, we could be required to divest part, or all, of PowerReviews’ operations and assets. As a result, this lawsuit could have a material adverse effect on our operating results and could materially impact our business strategy going forward.

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

In general, implementation of our solutions may require lengthy and significant work. We generally incur sales and marketing expenses related to the commissions owed to our sales representatives and make upfront investments in technology and personnel to support the engagements before we begin recognizing revenue from client contracts. We do not control our clients’ implementation schedule. As a result, as we have experienced in the past, if our clients do not allocate internal resources necessary to meet their implementation responsibilities or if we face unanticipated implementation difficulties, the implementation may be delayed and/or cancelled. Further, in the past, our implementation capacity has at times constrained our ability to successfully and timely implement our solutions for our clients, particularly during periods of high demand. If the client implementation process is not executed successfully or if execution is delayed, whether due to our clients’ or our capacity constraints, we could incur significant costs prior to generating revenue, and our relationships with some of our clients may be adversely affected. In addition, competitors with more efficient operating models with lower implementation costs could penetrate our client relationships.

Our management team has a limited history of working together and may not be able to execute our business plan. Changes to our management team may cause uncertainty regarding the future of our business and may adversely impact employee hiring and retention, our stock price, and our revenue, operating results, and financial condition.

Our management team has worked together for only a limited period of time and has a limited track record of executing our business plan as a team. Most of our executives have limited or no experience in managing publicly traded companies or companies of our size. In addition, we have recently filled a number of positions in our senior management and finance and accounting staff, which changes include the recent appointments of our President and Chief Executive Officer, and our new Chief Financial Officer. Accordingly, certain key personnel have only recently assumed the duties and responsibilities they are now performing, and it is difficult to predict whether our management team, individually and collectively, will be effective in operating our business. These changes may cause speculation and uncertainty regarding our future business strategy and direction and may cause or result in:

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

Our success depends in large part on our ability to retain and attract high-quality management and operating personnel. Our business plan was developed in large part by our executive officers, and its implementation requires their skills and knowledge. We do not maintain key person life insurance policies on any of our employees. We may not be able to offset the impact on our business of the loss of the services of one or more of our executive officers or key employees. Our business also requires skilled technical and sales personnel, who are in high demand and are often subject to competing offers. As we expand into new vertical and geographic markets, we will require personnel with expertise in these new areas. Competition for qualified employees is intense in our industry and particularly in Austin, Texas, where most of our employees are based. We have experienced increased employee turnover since our initial public offering and have incurred additional expenses as a result. An inability to retain, attract, relocate and motivate additional highly skilled employees required for the operation and planned expansion of our business, could harm our operating results and impair our ability to grow. To retain and attract key personnel, we use various measures, including an equity incentive program and incentive bonuses for executive officers and other key employees. These measures may not be sufficient to retain and attract the personnel we require to operate our business effectively. A significant portion of the stock options held by our employees have exercise prices that are higher than the current market price for our common stock. As a result, such stock options may no longer provide additional incentive for our employees to remain employed by us. In addition, in making employment decisions, particularly in the software industry, job candidates often consider the value of the stock options they are to receive in connection with their employment. Significant volatility in the price of our stock may, therefore, adversely affect our ability to retain and attract key employees.

Our growth could strain our personnel, technology and infrastructure resources, and if we are unable to effectively manage our growth, our operating results may suffer.

Since our inception, we have experienced rapid growth, which has increased the complexity of our operations. As our operations have expanded, we have grown from 70 employees at April 30, 2007 to 1,142 employees at January 31, 2013, consisting of 796 full-time employees and 346 part-time content moderators. We have increased the size of our client base from 32 active clients at April 30, 2007 to 1,179 active enterprise clients at January 31, 2013, including approximately 300 active enterprise clients plus approximately 800 active network clients added to our business as a result of our acquisition of PowerReviews on June 12, 2012. The rapid growth and increasing complexity have demanded, and will continue to demand, substantial resources and attention from our management, most of whom have limited experience in managing a business of our size and complexity. We expect to continue to hire more employees in the future as we grow our business. To manage the expected growth of our operations and personnel and to support financial reporting requirements as a public company, we will need to continue to improve our operational, financial, technology and management controls and our reporting systems and procedures. Further, to accommodate our expected growth we must continually improve and maintain our technology, systems and network infrastructure. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Our inability to expand our personnel and operations in an efficient manner could result in difficulty in acquiring new clients or retaining existing clients, declines in quality or client satisfaction, increases in expenses relative to our revenue and challenges in developing and introducing new solutions, any of which could adversely affect our operating results.

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

Our sales cycle can be long and unpredictable and require considerable time and expense, which may cause our operating results to fluctuate. Additionally, if we do not continue to identify and qualify new customers, our ability to grow our revenue may be adversely effected.

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

We have recently refocused our sales efforts on generating business from new customers. Our future success, particularly our ability to grow revenue, will depend largely upon the success of this effort. Our sales force and marketing team must continue to generate new sales leads. When we “qualify” a lead, that lead becomes part of our sales “pipeline.” If we do not continue to add potential new customers to our pipeline there could eventually be a negative impact on our ability to grow our revenue in the future.

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

We rely primarily on our direct sales force to sell our solutions. Our solutions require a sophisticated sales force. We are upgrading and expanding our sales team in order to increase revenue from new and existing clients and to further penetrate our existing markets and expand into new markets. We are hiring new sales leaders, and are restructuring our sales organization in order to scale our sales operations to grow our revenue. This restructuring may not have the desired effect of expanding our business and generating anticipated revenue. Additionally, we are hiring a number of new sales personnel to replace terminated personnel and to grow our sales team in both existing and new markets. These efforts may initially be disruptive to our sales process.

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

Our customer relationships and overall business will suffer if we encounter significant problems migrating customers to our next-generation technology platform, or if the new platform does not meet expectations.

We have begun implementation of Conversations 2013, our next-generation social commerce technology platform, and we intend to migrate all of our customers to this new technology platform over time. We have limited experience migrating customers from one platform to another. Given the complexity and significance of this transition, including the amount of customer data within our systems that will need to be accessed and migrated, our customer relationships, our reputation, and our overall business could be severely damaged if these migrations go poorly. In addition, we expect to incur additional expenses as a result of our near term plans to run dual technology platforms for several quarters as we commence the launch of Conversations 2013 while maintaining our existing technology platform, and if we experience any delays or technical problems as a result of the launch of and migration to Conversations 2013, we may incur such expenses for a much longer period of time than anticipated. Similarly, even if the migrations go smoothly, our business operations and customer relationships will be at high risk if the new platform does not meet our performance expectations, or those of our customers. This could harm our business in numerous ways including, without limitation, a loss of revenue, lost customer contracts, and damage to our reputation.

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

Our operating results may vary based on the impact on us or our clients of changes in the market for social commerce solutions or the global economy. In addition, the revenue growth and potential profitability of our business depends on marketing spending by companies in the markets we serve. As of January 31, 2013, a majority of our clients were online retailers. To the extent that weak economic conditions cause our clients and potential clients to freeze or reduce their marketing budgets, particularly in the online retail market, demand for our solutions may be negatively affected. Historically, economic downturns have resulted in overall reductions in marketing spending. If economic conditions deteriorate or do not materially improve, our clients and potential clients may elect to decrease their marketing budgets by deferring or reconsidering product purchases, which would limit our ability to grow our business and negatively affect our operating results.

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

We integrate certain of our solutions directly with Facebook’s social media platform. We currently rely on Facebook’s cooperation in order to integrate our solutions with Facebook’s platform, and we do not have a formal, written agreement with Facebook. There is no assurance that Facebook will continue to cooperate with us. Changes in Facebook’s technology or terms of use may inhibit or restrict us from continuing to integrate our solutions with Facebook’s platform. If Facebook does not continue to cooperate with us or if Facebook changes their technology or terms of use in ways that inhibit, restrict or increase the costs of the integration of our solutions with Facebook, our business could be harmed.

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

As of January 31, 2013, we had five issued U.S. patents, 20 pending U.S. non-provisional patent applications and three pending U.S. provisional patent applications. We cannot be certain that any additional patents will be issued with respect to our current or potential patent applications. Any current or future patents issued to us may be challenged, invalidated or circumvented, may not provide sufficiently broad protection or may not prove to be enforceable inactions against alleged infringers. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

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

On July 18, 2007, we entered into a loan and security agreement with a financial institution. As amended to date, the loan agreement provides for borrowings up to $30.0 million, subject to a borrowing formula, under a revolving line of credit, with a sublimit of $2.65 million for the issuance of corporate credit cards and letters of credit on our behalf. As of January 31, 2013, we had no borrowings and a $1.9 million standby letter of credit issued under our loan agreement. Any borrowings, letters of credit and credit card services pursuant to our loan agreement are secured by substantially all of our assets, including our intellectual property. Our loan agreement limits, among other things, our ability to:

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

If Internet search engines’ methodologies are modified, our search engine optimization (“SEO”) capability could be harmed.

In connection with SEO, capabilities that we provide our clients, including our SEO solution, we depend in part on various Internet search engines, such as Google and Bing, to direct a significant amount of traffic to our clients’ websites. Our ability to influence the number of visitors directed to our clients’ websites through search engines is not entirely within our control. For example, search engines frequently revise their algorithms in an attempt to optimize their search result listings. In 2011, Google announced an algorithm change that affected nearly 12% of their U.S. query results. There cannot be any assurance as to whether these or any future changes that may be made by Google or any other search engines might impact our SEO capability in the long term. Changes in the methodologies used by search engines to display results could cause our clients’ websites to receive less favorable placements, which could reduce the number of users who click to visit our clients’ websites from these search engines. Some of our clients’ websites have experienced fluctuations in search result rankings and we anticipate similar fluctuations in the future. Internet search engines could decide that content on our clients’ websites enabled by our solutions, including online word of mouth, is unacceptable or violates their corporate policies. Any reduction in the number of users directed to our clients’ websites could negatively affect our ability to earn revenue through our SEO solution.

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

In addition to our acquisition of PowerReviews in June 2012 and our acquisition of Longboard Media in November 2012, we may support our growth through acquisitions of, or investments in, additional complementary businesses, services or technologies in the future. Future acquisitions involve risks, such as:

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

Our executive officers, directors, beneficial owners of 5.0% or more of our outstanding shares of common stock and affiliated entities together owned approximately 47.8% of our common stock outstanding as of February 28, 2013. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit our other stockholders. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

The price of our common stock could decline if there are substantial sales of our common stock in the public stock market. We had an aggregate of 72,787,229 outstanding shares of common stock as of February 28, 2013. Of these shares, approximately 69.5 million are freely tradable, subject to volume and other restrictions under Rules 144 and 701 of the Securities Act, as well as our insider trading policy and any applicable 10b5-1 trading plan. Certain of our employees, including many of our executive officers, have entered into 10b5-1 trading plans providing for sales of shares of our common stock from time to time.

Of the remaining shares that are not freely tradable, all shares issued in connection with our acquisition of Longboard Media are subject to a lock-up agreement with us, which expires approximately 180 days following the closing of our acquisition of Longboard Media, or May 4, 2013.

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

We do not anticipate paying any cash dividends on, or making repurchases of, our common stock in the foreseeable future. If we do not pay cash dividends, you could receive a return on your investment in our common stock only if the market price of our common stock has increased when you sell your shares. In addition, the terms of our loan and security agreement currently restrict our ability to pay dividends or purchase our stock.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to “emerging growth companies” could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) April 30, 2017; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We will be deemed a large accelerated filer on the first day of the fiscal year after the market value of our common equity held by non-affiliates exceeds $700 million, measured on October 31. As of January 31, 2013, we did not meet this threshold. We cannot predict if investors will find our common stock less attractive to the extent we rely on the exemptions available to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

The unfavorable outcome of any pending or future litigation or administrative action and expenses incurred in connection with litigation could result in financial losses or harm to our business.

We are, and in the future may be, subject to legal actions in the ordinary course of our operations, both domestically and internationally. There can be no assurances as to the favorable outcome of any litigation. In addition it can be costly to defend litigation and these costs could negatively impact our financial results. On January 10, 2013, the U.S. Department of Justice filed a complaint against us with the U.S. District Court for the Northern District of California, San Francisco Division, with respect to our acquisition of PowerReviews. See “Item 1. Legal Proceedings.” In addition, on March 12, 2013, a purported shareholder derivative action was filed in the Texas State District Court for Travis County, Texas against certain of our officers and directors, former officers and directors, and against us as nominal defendant in Edmans v. Hurt et al., Case No. D-1-GN-13-000874. The complaint in this matter alleges breaches of fiduciary duties and breaches of our corporate policies in connection with our acquisition of PowerReviews and certain of our officers’ and directors’ sales of shares of our stock. The complaint requests declaratory judgment, a disgorgement of proceeds received from such sales of our stock, damages on our behalf, and equitable relief.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On November 5, 2012, we issued 460,449 shares of our common stock as a portion of the consideration for our acquisition of Longboard Media, 230,225 of which shares were deposited into an escrow account to serve as security for the benefit of the Company and its affiliates against the indemnification obligations of the former stockholders of Longboard Media. These shares were valued at approximately $5.8 million based on the closing price of our common stock on the NASDAQ Global Market on the day prior to the date of acquisition. The number of shares of our common stock issued in connection with the acquisition is subject to adjustment based on (i) potential downward purchase price adjustment provisions and (ii) indemnification obligations of the former Longboard Media stockholders after the closing of the acquisition.

The issuance of shares of our common stock in connection with the acquisition was in reliance on the private offering exemption of Section 4(2) of the Securities Act and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder based on the following factors: (i) the number of offerees or purchasers, as applicable; (ii) the absence of general solicitation; (iii) representations obtained from the former Longboard Media stockholders with respect to their status as accredited investors; (iv) the provision of appropriate disclosure; and (v) the placement of restrictive legends on the book entry entitlements reflecting the securities coupled with investment representations obtained from the former Longboard Media stockholders being issued shares of our common stock.

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

Some of the proceeds from our initial public offering have been used for working capital and general corporate purposes. We initially invested our net proceeds from our initial public offering in U.S. government-guaranteed short-term investment. In connection with our acquisition of PowerReviews, we used approximately $30.9 million in cash in our first fiscal quarter of 2013. On November 5, 2012, we used approximately $26.9 million in cash in our purchase of Longboard Media. On December 1, 2012, we used approximately $4.2 million in cash to purchase customer contracts from ShopZilla. We have broad discretion over the uses of the net proceeds. Pending other uses, we plan to invest the remaining net proceeds from our initial public offering in short-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. There have been no material differences between the actual use of proceeds and intended use of proceeds as originally described in the final prospectus related to our initial public offering as filed with the SEC on February 24, 2012.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

BAZAARVOICE, INC.

Dated: March 14, 2013	/s/ James R. Offerdahl
James R. Offerdahl
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	S-1	333-176506	3.1	August 26, 2011

3.2	Amended and Restated Bylaws, as currently in effect	S-1	333-176506	3.2	August 26, 2011

10.1*	Seventh Amendment to Loan and Security Agreement, Joinder and Waiver between the Registrant, PowerReviews, LLC, Longboard Media, Inc. and Comerica Bank, dated November 5, 2012.

10.2*	Transition Agreement and Release between the Registrant and Erin M. Nelson, dated December 7, 2012.

10.3*	Offer of Employment between the Registrant and Jim Offerdahl, dated January 23, 2013.

10.4*	Terms of Employment between the Registrant and Stephen Collins, dated January 7, 2013.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.