Form 10-K
period 2013-04-30
Bazaarvoice Inc
filed 2013-07-03
CIK 1330421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-35433

Bazaarvoice, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2908277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3900 N. Capital of Texas Highway, Suite 300

Austin, Texas 78746-3211

(512) 551-6000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Global Select Market LLC

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was October 31, 2012, the aggregate market value of its shares (based on a closing price of $12.76 per share) held by non-affiliates was approximately $535 million. Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the Registrant’s outstanding Common Stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 21, 2013, 74,031,910 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:

Certain portions, as expressly described in this Annual Report on Form 10-K, of the registrant’s Proxy Statement for the 2013 Annual Meeting of the Stockholders, to be filed within 120 days of April 30, 2013, are incorporated by reference into Part III, Items 10-14.

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), particularly in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors” and Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions, although not all forward-looking statements contain these words. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;

•	our ability to increase adoption of our platforms by our customers’ internal and external users;

•	our ability to protect our users’ information and adequately address security and privacy concerns;

•	our ability to maintain an adequate rate of growth;

•	our future expenses;

•

the expected benefits of the PowerReviews, Inc. (“PowerReviews”) acquisition, including the ability to establish us with small and medium-sized businesses and further expand the reach and value of our network, and our ability to achieve significant cost synergies;

•	the expected benefits of the Longboard Media, Inc. (“Longboard Media”) acquisition, including our ability to earn revenue based on ads that are served on our network;

•

our plan to continue investing in long-term growth and research and development, enhancing our platforms, and pursuing strategic acquisitions of complementary businesses and technologies to drive future growth;

•	our ability to increase engagement of our solutions by our clients, partners and professional organizations;

•	our anticipated trends of our operating metrics and financial and operating results;

•	the effects of increased competition in our market;

•	our ability to effectively manage our growth;

•	our ability to successfully enter new markets and manage our international expansion;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	the attraction and retention of qualified employees and key personnel;

•	our expectations regarding the outcome of litigation proceedings; and

•	other risk factors included under “Risk Factors” in this Annual Report on Form 10-K.

For a discussion of factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on risk factors that appears in Part I, Item 1A: “Risk Factors” of this Annual Report on Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission (“SEC”). The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Overview

We connect businesses together to amplify the authentic voices of people where they shop. Our technology platform channels these voices into the places that influence purchase decisions, helping clients gain access to a wider audience of shoppers.

Word of mouth influences consumers’ decisions to purchase products and services. Consumers often trust and rely on what other consumers say about a brand, product or service, particularly if they consider the content to be authentic and credible. Consumer interaction through the social web has significantly increased the volume and availability of online word of mouth about products and services, which is proving to have a significant and growing influence on both online and offline commerce. The rapid adoption of Internet-enabled mobile devices is further amplifying the impact of online word of mouth by making this content even easier, more convenient and faster to generate and access. As a result, there has been a paradigm shift in marketing in response to this “connected economy” in which shared, collaborative relationships are networked between businesses, customers and other influencers. Traditional methods are being disrupted and businesses are now seeking solutions that embrace online word of mouth to more effectively engage, influence and tap into the collective power of consumers, who are no longer seen as mere “buyers” but innovators, trendsetters and advocates.

Our solutions, which are primarily provided via a Software as a Service (“SaaS”) platform, enable clients to:

•	capture and display online word of mouth about specific products and services;

•	channel content into all the places where it will influence a purchase both within and outside our network, which we refer to as syndication; and

•	use business insights so they can act on what consumers want.

Our business model focuses on maximizing the lifetime value of a client relationship. We make significant investments in acquiring new clients and believe that we will be able to achieve a favorable return on these investments by growing our relationships over time and ensuring that we have a high level of client retention.

On June 12, 2012, we acquired PowerReviews, a provider of social commerce solutions based in San Francisco, California. PowerReviews’ solutions are offered through two platforms—a network platform that is similar to our Conversations platform and an express platform that provides certain ratings and reviews solutions as a turn-key offering. The total consideration paid for this transaction was $150.8 million, including the issuance of 6.4 million shares of our common stock and assumption of vested and unvested options to purchase the common stock of PowerReviews equivalent to options to purchase 1.7 million shares of our common stock, but excluding the potential cash proceeds that may arise from the exercise of these assumed options.

On November 5, 2012, we acquired Longboard Media a full service media management Company based in San Francisco, California that enables online retailers, shopping publishers and mobile commerce applications to launch and manage on-site advertising solutions and site monetization The total consideration paid for this transaction was $36.9 million, including the issuance of 0.5 million shares of our common stock and future contingent consideration with an acquisition date fair value of $4.3 million.

We originally incorporated in the State of Delaware in May 2005. Our principal executive offices are located at 3900 N. Capital of Texas Highway, Suite 300, Austin, Texas 78746-3211, and our telephone number is (512) 551-6000. Our corporate website address is www.bazaarvoice.com. We do not incorporate the information contained on, or accessible through, our website into this Annual Report on Form 10-K. We completed our initial public offering in February 2012 and our common stock is listed on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Global Select Market under the symbol “BV”. Unless the context requires otherwise, the words “Bazaarvoice”, “Company”, “we,” “us,” and “our” refer to Bazaarvoice, Inc. and its wholly owned subsidiaries.

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

•

Third-party developer Application Programming Interface (“API”). Provides third-party developers with tools to build products or extend our platform on behalf of our clients, which enables us to expand the use of our platform by leveraging applications built by third-party developers. For example, some agencies use our developer APIs to develop applications for our clients’ brands that allow consumers to read reviews via touchscreen displays while shopping in stores or via their mobile devices while traveling.

Bazaarvoice Connections Solutions

Our Conversations clients are connected through our SaaS platform to form a network. We offer network syndication and brand engagement solutions to facilitate the sharing of online word of mouth among our clients and to enable brands to directly interact with consumers on our retail clients’ websites.

•

BrandVoice. Enables brands to enter into distribution relationships allowing them to display review content from their brand websites on retail websites within our network, which we refer to as syndication.

•

BrandAnswers. Enables brands to interact directly with consumers on retail websites within our network to answer questions and provide suggestions on alternative products that may better meet that consumer’s needs. Brands gain visibility into all questions and answers about their products on retail websites that participate in our distribution relationships.

•

Brand Response: Enables brands to interact with consumers by responding to reviews posted on retail websites within our network. Brands strengthen their affinity with consumers by demonstrating that they are listening to and acting on consumer feedback gathered in the retail channel.

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

•

Workbench Analytics. Provides basic analytics capabilities that allow our clients to generate reports highlighting simple ratings trends, text analysis and product and service issue identification. Workbench Analytics also allows clients to perform self-service administration.

Bazaarvoice Media

Bazaarvoice Media sells advertising on behalf of retailers, brands and agencies, and provides capabilities that incorporate consumers’ authentic opinions in advertising campaigns, creating advertisements that are trusted, relevant and targeted.

•

Shopper Media. Bazaarvoice Media sells advertising on major retail websites, utilizing our relationships and knowledge of the intricacies of the retail environment. We develop custom programs for brands to reach consumers while they are in the shopping environment, while also selling to non-retail brands, such as within the automotive and financial industries, that wish to reach the engaged shopper within this channel.

•

Word of Mouth Advertisements. Provides brands with the ability to increase engagement with their advertising through the inclusion of authentic consumer sentiment. These “word of mouth” ad units can be used both on the Shopper Media network and throughout the web.

•	Mobile Advertising. Enables brands to reach consumers on their mobile devices.

Our Growth Strategy

The following are key elements of our growth strategy:

Expand our direct sales force globally.

We can offer significant value to companies that want to better understand consumers. We intend to expand our direct sales force globally, which we believe will improve our sales coverage and effectiveness and enable us to acquire new clients.

Pursue new clients aggressively.

We believe that our platforms provide significant value for retailers and brands of all size. As a result, we expect to continue to add new accounts, primarily through our direct sales force as we expand our network.

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

We view investments in research and development to be an integral part of our strategy. Our research and development efforts are principally focused on improving our software architecture to make our development efforts more efficient and cost-effective and adding new solutions to our platform to enhance our value proposition to existing and prospective clients. We are also developing new solutions that will enable us and our clients to more effectively leverage our network reach and the data we collect.

Pursue selective acquisitions and commercial relationships.

We intend to pursue selective acquisitions of complementary businesses and technologies that will enable us to acquire targeted product and technology capabilities. From time to time, we also may enter into commercial relationships with internet and social media businesses if we believe this will benefit our clients.

Our Clients

We define an active enterprise client as an organization that has implemented either the Conversations Platform or the Power Reviews enterprise platform and from which we are currently recognizing revenue. We count organizations that are closely related as one client, even if they have signed separate contractual agreements with us for different brands or different solutions. Our business model focuses on maximizing the lifetime value of a client relationship. We make significant investments in acquiring new clients and believe that we will be able to achieve a favorable return on these investments by growing our relationships over time and ensuring that we have a high level of client retention.

As of April 30, 2013, we served 1,208 active enterprise clients, including clients in the retail, consumer products, travel and leisure, technology, telecommunications, financial services, healthcare and automotive industries. No single client represented more than 10.0% of our revenue for the year ended April 30, 2013.

We define an active network client as an organization that has implemented one or more of our solutions but has not implemented either the Conversations or PowerReviews enterprise platforms. Such solutions may include our Connections solutions, media solutions or Express platform.

Sales and Marketing

We sell our solutions through our direct sales team located globally in the markets we serve. Our sales cycle can vary substantially from client to client but typically requires three to 12 months. In addition to focusing on new client sales, our sales directors are also focused on selling additional solutions to our existing clients.

Our marketing efforts are intended to support lead generation, provide sales support, penetrate new markets and build our corporate brand. Our marketing efforts include:

•	participation in, and sponsorship of, user conferences, trade shows and industry events;

•	online marketing activities, including advertising, search engine marketing, search engine optimization, webinars, email campaigns and our Bazaarvoice Blog;

•	informational resources development to educate prospective clients on social initiatives, including white papers, client case studies and in-person demonstrations;

•	sales resources development; and

•	industry partnership and business development programs.

We also host an annual Bazaarvoice Summit for current and prospective clients, along with social strategists, to share insights into the industry and results from social initiatives. The event features a variety of speakers, typically industry thought leaders and executives from client organizations, as well as training and solutions demonstrations and sharing of best practices that are designed to increase product adoption and satisfaction and to sign new clients. In addition, we host a number of regional user groups.

Client Services

Our Client Services team is responsible for managing all client activity after the sale. With locations in the markets we serve, our Client Services team is divided into five key functional areas:

•	execution and design, consisting of implementation project managers, implementation engineers and user interface designers who are responsible for technical integration and styling of our solutions;

•	client success, consisting of a team of client success professionals who provide coaching and support for program best practices and strategic success plans.

•	Content services, consisting of content moderators who review and process content across multiple languages and perform meta-tagging;

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

Our enterprise license agreements with our clients include maintenance, support and software updates during the term of the agreement. However, under these license agreements, major functional updates or enhancements may, at our discretion, be considered new solutions that will be made available to our clients at an additional charge.

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

We believe that continued investment in research and development is critical to the future success of our business. Historically, we have made substantial investments in research and development, and we plan to continue doing so in order to further differentiate ourselves from our competitors. In addition, we augment our full-time research and development staff with offshore third-party contractors located in the Ukraine, India and Costa Rica.

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

We have several direct and indirect competitors that provide third-party social commerce solutions, including, but not limited to, companies like Pluck, Reevoo, Gigya and Viewpoints. Additionally, we face potential competition from participants in adjacent markets that may enter our markets by leveraging related technologies and partnering with other companies.

We may also face competition from companies entering our market, including large Internet companies like Google and Facebook, which could expand their platforms or acquire a competitor. While these companies do not currently focus on our market, they have significantly greater financial resources and, in the case of Google, a longer operating history. They may be able to devote greater resources to the development and improvement of their services than we can and, as a result, may be able to respond more quickly to technological changes and clients’ changing needs.

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

We cannot be certain that these competitors, both current and potential, will not offer or develop services that are considered superior to ours or that services other than ours will attain greater market acceptance.

Our Culture

We regard our culture as a key differentiator and performance driver, and we have held this view since our inception. We believe our culture gives us a competitive advantage in recruiting talent, driving innovation, enhancing productivity and improving client service. Our core values connect us to our purpose and guide many of our most important business decisions, particularly those involving our most strategic asset of all, our people. As an organization, we strive to embody the following core values:

•	Passion: We excite with possibilities. We celebrate success. We love what we do.

•	Performance: We act with purpose. We are decisive. We exceed expectations.

•	Innovation: We believe there is power in change. We have the courage to act. We lead.

•	Authenticity: We listen. We seek the truth. We act with authenticity.

•	Teamwork: We play to one another’s strengths. We trust each other. We are stronger and smarter together.

•	Respect: We are a company of equals. We value difference. We are people first; roles second.

•	Generosity: We share. We give without expectations. We are connected to our community.

Technology Infrastructure & Operations

We have invested extensively in developing our proprietary technology infrastructure to support the growth of our business. Our proprietary technology infrastructure includes a third party data center, cloud computing and network management, a secure centralized source control management system and proprietary data analytics.

Maintaining the integrity and security of our technology infrastructure is critical to our ability to provide online word of mouth, and we have a dedicated security team that promotes industry best practices and drives compliance with data security standards. We use encryption technologies and certificates for secure transmission of personal information between consumers and our solutions.

Our technology infrastructure has the ability to handle sudden bursts of activity for users over a short period of time with high levels of performance and reliability. We operate at a scale that routinely delivers more than 400 million content impressions per day.

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

Intellectual Property

Our intellectual property includes our patent applications, registered and unregistered trademarks and registered domain names. We believe that our intellectual property is an essential asset of our business and that our technology infrastructure currently gives us a competitive advantage. We rely on a combination of trademark, copyright and trade secret laws in the United States and the European Union, as well as contractual provisions, to protect our proprietary technology and assets. We currently have trademarks registered in the United States for our name and certain of the words and phrases that we use in our business. We also rely on copyright laws to protect software relating to our websites and our proprietary technologies, although we have not yet registered for copyright protection. We have registered numerous Internet domain names related to our business in order to protect our proprietary interests. As of April 30, 2013, we had five issued U.S. patents, 26 pending U.S. non-provisional patent applications and one pending U.S. provisional patent application. We also enter into confidentiality agreements with our employees and consultants and seek to control access to and distribution of our proprietary information in a commercially prudent manner.

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

Employees

As of April 30, 2013, we had 783 full-time employees. We consider our current relationship with our employees to be good. None of our employees are represented by a labor union or is a party to a collective bargaining agreement.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Note 18 of the Notes to Consolidated Financial Statements under Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Available Information

Our internet website address is www.bazaarvoice.com. In addition to the information about us and our subsidiaries contained in this Annual Report on Form 10-K, information about us can be found on our website including information on our corporate governance principles. Our website and information contained on or accessible through our website are not part of this Annual Report on Form 10-K.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov

Item 1A.	Risk Factors

Risks Related to Our Business

We have a limited operating history, which makes it difficult to evaluate our current business and future prospects and may increase the risk of your investment.

We began our operations in May 2005. Our limited operating history may make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including challenges in forecasting accuracy, determining appropriate investments of our limited resources, market acceptance of our existing and future solutions, managing client implementations and developing new solutions. Our current operating model may require changes in order for us to achieve profitability and scale our operations efficiently. For example, we may need to continue to enhance our software architecture to allow us to efficiently and cost effectively develop and implement new solutions, make our solutions easy to implement and download, ensure our marketing engine is designed to drive highly qualified leads cost effectively and implement changes in our sales model to improve the predictability of our sales and reduce our sales cycle. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer. You should consider our business and prospects in light of the risks and difficulties we face as an early-stage company.

We have a history of losses and we may not achieve or sustain profitability in the future.

We have incurred significant losses in each fiscal period since our inception in 2005. We experienced net losses of $63.8 million and $24.3 million during fiscal years 2013 and 2012, respectively. At April 30, 2013, we had an accumulated deficit of $128.9 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire clients. Expenses associated with the integration of the customers, employees and operations of PowerReviews and Longboard Media into our business could further delay our profitability. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest to grow our business and acquire clients, develop our platforms and develop new products and solutions. These efforts may prove more expensive and more difficult than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new products and solutions could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our client base; we could also incur increased losses because costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. We cannot be certain that we will be able to attain or increase profitability on a client-by-client basis or on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

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

In particular, we believe our success will depend to a large extent on the willingness of brands to use online word of mouth in their marketing and advertising materials. Many of our potential clients remain hesitant to embrace our solutions, such as Ratings & Reviews, since they are uncomfortable displaying negative reviews about products or services offered on their websites. In addition, many brands may continue to devote significant portions of their marketing and advertising budgets to traditional, offline media or other types of online marketing or advertising initiatives that do not use online word of mouth. Some brands may be open to the idea of making online word of mouth available to consumers and yet may be unwilling or unable to implement third-party SaaS solutions similar to ours. We believe that the continued growth and acceptance of our solutions will depend on the perceived authenticity of online word of mouth and effectiveness of using online word of mouth to influence purchase decisions, both online and offline, and better understand consumer preferences regarding products and services. The existence of fraudulent reviews may call into question the authenticity of online word of mouth. We also depend on the continued growth of the social web and adoption of mobile devices, among other factors. If any of these factors are not realized, then the market for social commerce solutions may not develop as we expect, or it may develop more slowly than we expect, either of which could significantly harm our business and operating results.

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

We may also face competition from companies entering our market, including large Internet companies like Google and Facebook, which could expand their platforms or acquire a competitor. While these companies do not currently focus on our market, they have significantly greater financial resources and, in the case of Google, a longer operating history. They may be able to devote greater resources to the development and improvement of their services than we can and, as a result, they may be able to respond more quickly to technological changes and clients’ changing needs. Because our market is changing rapidly, it is possible that new entrants, especially those with substantial resources, more efficient operating models, more rapid product development cycles or lower marketing costs, could introduce new solutions that disrupt the manner in which businesses use online word of mouth and engage with consumers online to address the needs of our clients and potential clients. Our business and operating results could be harmed if any such disruption occurs.

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

Our revenue, expenses, operating results and cash flows have fluctuated from quarter to quarter in the past and are likely to continue to do so in the future. These fluctuations are due to, or may in the future result from, many factors, some of which are outside of our control, including:

•

the timing differences between when we incur sales commissions, implementation costs and other client acquisition costs associated with new solutions sales and when we generate revenue from these sales, particularly related to larger sales to new or existing clients;

•

our ability to sell additional solutions to existing clients and to add new clients, in multiple regions around the world, particularly in the United States and Europe, which has fluctuated and is likely to continue to fluctuate, due to the effectiveness of our sales execution, economic conditions and other factors affecting our sales in each of these regions;

•	our ability, and the ability of our clients, to timely and effectively implement our solutions;

•	the amount, timing and effectiveness of our product development investments and related expenses and delays in generating revenue from these new solutions;

•	our ability to adjust our cost structure, particularly our personnel costs, in response to reductions in revenue;

•	the cyclical and discretionary nature of marketing and advertising spending, especially spending on social commerce solutions;

•	seasonal variations and unpredictability in our customers’ advertising budgets;

•	the amount and timing of operating expenses and capital expenditures related to the expansion of our operations and infrastructure and client acquisition;

•	our failure to achieve the growth rate that was anticipated by us in setting our operating and capital expense budgets;

•	changes in our active enterprise client retention rates;

•	the timing and success of new solutions, product and service offerings and pricing policies by us or our competitors or any other changes in the competitive dynamics of our industry;

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

•	our ability to accurately estimate state and local sales tax obligations and to collect such actual amounts from our customers;

•	our ability to accurately estimate bonus and other incentive payments to key employees based on performance and market conditions

•	changes in currency exchange rates and associated costs of hedging to manage foreign currency fluctuations; and

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

Our active enterprise client retention rates may decline in the future due to a variety of factors, including:

•	the availability, price, performance and functionality of our solutions and competing products and services;

•	our ability to demonstrate to new clients the value of our solutions within the initial contract term, particularly if we are unable to introduce planned solutions innovation;

•	poor performance or discontinuation of our clients’ brands;

•	changes in our clients’ marketing or advertising strategies which can be cyclical, reflecting overall economic conditions as well as budgeting and discretionary buying patterns;

•	the timing and quality of ratings and reviews posted to our clients’ websites and the existence of negative reviews;

•	changes in key personnel at our clients;

•	reductions in our clients’ spending levels;

•	consolidation in our client base;

•	the development by our clients of internal solutions for their social commerce needs; and

•	the effects of economic downturns and global economic conditions.

We incur most of our client acquisition costs at the time of sale. Depending upon the scope of the client’s needs, these costs can be significant. In certain cases, clients may have the right to terminate or cancel agreements with us if we fail to maintain service level requirements or we are otherwise in breach under the client agreements. If a client does not renew or cancels its agreement with us, we may not recognize sufficient revenue from that client prior to the termination or cancellation to offset the acquisition costs associated with that client. If the cost to acquire clients is greater than the revenue we generate over time from those clients, our business and operating results may be harmed.

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

In June 2012, we acquired PowerReviews, a provider of social commerce solutions based in San Francisco, California, and in November 2012, we acquired Longboard Media, a full service media network for retailers, shopping publishers and advertisers based in San Francisco, California. These were our first two acquisitions. We may not successfully evaluate, utilize or integrate the acquired products, technologies or personnel, or accurately forecast the financial impact of the acquisitions, including accounting charges or the impact on our existing business. For example, customers of Bazaarvoice and PowerReviews may not continue to use Bazaarvoice or PowerReviews to the same extent as they would have if PowerReviews had remained an independent company, or they may cancel existing agreements. The acquisition of Longboard Media has provided us with a new line of business, and the entry into a new line of business in which we are inexperienced may result in unforeseen operating difficulties and expenditures. External factors, such as competition from companies with greater resources and experience and our clients’ willingness to purchase new and different services from us, may also limit our ability to take full advantage of the business opportunities available to us as we expand this new line of business. Accordingly, we may not realize the potential benefits of the acquisitions. In addition to these risks, the integration of each of PowerReviews and Longboard Media into our company will continue to be a time-consuming and expensive process and will require us to bear ongoing costs associated with maintaining and supporting the existing technology platforms of the acquired companies. We may lose key employees from each of PowerReviews and Longboard Media as a result of the acquisitions, which would increase our costs and challenges in supporting the acquired technology. We may invest significant time and resources, including our management’s time and attention that would otherwise be available for ongoing development of our existing business. If we are not able to successfully implement the new line of business, if our integration efforts are not successful, if we do not estimate associated costs accurately or if we cannot effectively manage costs, we may not realize anticipated synergies or other benefits of the acquisitions, or it may take longer to realize these benefits than we currently expect, either of which could materially harm our business or results of operations.

After the completion of our acquisition of PowerReviews, the Department of Justice, Antitrust Division (“DOJ”) filed a complaint against us with the U.S. District Court for the Northern District of California, San Francisco Division, alleging that our acquisition of PowerReviews violates Section 7 of the Clayton Act, 15 U.S.C. Section 18 and seeking the Company’s divestiture of assets sufficient to create a competing business that can replace the competitive significance of PowerReviews in the marketplace. The lawsuit could be lengthy, has already resulted in material legal fees and associated costs, and is requiring considerable time and attention of our management. Further, we could be required to divest part, or all, of PowerReviews’ operations and assets. As a result, this lawsuit could have a material adverse effect on our operating results and could materially impact our business strategy going forward.

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

Since our inception, we have experienced rapid growth, which has increased the complexity of our operations. As our operations have expanded, we have grown from 45 full-time employees at April 30, 2007 to

783 full-time employees at April 30, 2013. We have increased the size of our client base from 32 active clients at April 30, 2007 to 1,208 active enterprise clients at April 30, 2013, including approximately 300 active enterprise clients added to our business as a result of our acquisition of PowerReviews on June 12, 2012. The rapid growth and increasing complexity have demanded, and will continue to demand, substantial resources and attention from our management, most of whom have limited experience in managing a business of our size and complexity. We expect to continue to hire more employees in the future as we grow our business. To manage the expected growth of our operations and personnel and to support financial reporting requirements as a public company, we will need to continue to improve our operational, financial, technology and management controls and our reporting systems and procedures. Further, to accommodate our expected growth we must continually improve and maintain our technology, systems and network infrastructure. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Our inability to expand our personnel and operations in an efficient manner could result in difficulty in acquiring new clients or retaining existing clients, declines in quality or client satisfaction, increases in expenses relative to our revenue and challenges in developing and introducing new solutions, any of which could adversely affect our operating results.

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

We have recently refocused our sales efforts on generating business from new customers. Our future success, particularly our ability to grow revenue, will depend largely upon the success of this effort. Our sales force and marketing team need to continue to generate new sales leads. When we “qualify” a lead, that lead becomes part of our sales “pipeline.” If we do not continue to add potential new customers to our pipeline there could eventually be a negative impact in our ability to grow our revenue in the future.

The average sales price of our solutions may decrease, which may adversely affect our ability to achieve and maintain profitability.

The average sales price of our solutions may decline for a variety of reasons, including competitive pricing pressures, and the introduction of new solutions or pricing models. In addition, because the market for our social commerce solutions is new and unproven and because our business model is evolving, we may not be able to achieve and sustain a level of demand and market acceptance sufficient for us to continue to maintain the current

\average sales price for our solutions. Furthermore, the composition of our clients may change in a manner that makes it more difficult to maintain such prices. Any failure to maintain our prices could have an adverse effect on our business, results of operations and financial condition.

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

Our ability to optimize the placement and scheduling of advertisements for our media clients and to grow our revenue through analytics and other data solutions depends on our ability to successfully leverage data that we and our clients collect and manage through the use of our solutions and services. Our ability to successfully leverage such data, in turn, depends on our ability to collect and obtain rights to utilize such data in our solutions and services and to maintain and grow our network of clients. We currently employ cookies, which are small files of non-personalized information placed on an Internet user’s computer, on a limited basis with respect to our social commerce solutions and more broadly with respect to our media services. Additionally, if we introduce new pricing methodologies we may be required to implement changes to our billing and collection systems and processes which could involve the expenditure of significant time and resources. The cookies are used to collect information related to the user, such as the user’s Internet Protocol, or IP, address, demographic information and history of the user’s interactions with our clients and any advertisements we deliver. If we are unable to effectively utilize or introduce cookies more broadly, our ability to collect such data could be impaired.

Additionally, our ability to both collect and utilize data may be affected by a number of factors outside of our control, including increased government regulation of the collection of information concerning consumer behavior on the Internet and the increased use of technologies that allow website visitors to modify their settings to prevent or delete cookies and to sweep all cookies from their computers. Further, we currently do not own the data collected through the use of our solutions and services but currently license the data from our clients for limited aggregation purposes. If our clients decide not to allow us to collect the data or if we are not able to obtain sufficient rights to the data, we may not be able to utilize it in our solutions and services.

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

We have begun implementation of Conversations 2013, our next-generation social commerce technology platform, and we intend to migrate all of our customers to this new technology platform over time. We have limited experience migrating customers from one platform to another. Given the complexity and significance of this transition, including the amount of customer data within our systems that will need to be accessed and migrated, our customer relationships, our reputation, and our overall business could be severely damaged if these migrations go poorly. In addition, we expect to incur additional expenses as a result of our near-term plans to run dual technology platforms for several quarters as we commence the launch of Conversations 2013 while maintaining our existing technology platforms, and if we experience any delays or technical problems as a result of the launch of and migration to Conversations 2013, we may incur such expenses for a much longer period of time than anticipated. Similarly, even if the migrations go smoothly, our business operations and customer relationships will be at high risk if the new platform does not meet our performance expectations, or those of our customers. This could harm our business in numerous ways including, without limitation, a loss of revenue, lost customer contracts, and damage to our reputation.

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

Unfavorable conditions in the market for social commerce solutions or the global economy or reductions in marketing spending could limit our ability to grow our business and negatively affect our operating results.

Our operating results may vary based on the impact on us or our clients of changes in the market for social commerce solutions or the global economy. In addition, the revenue growth and potential profitability of our business depends on marketing spending by companies in the markets we serve. To the extent that weak economic conditions cause our clients and potential clients to freeze or reduce their marketing budgets demand for our solutions may be negatively affected. Historically, economic downturns have resulted in overall reductions in marketing spending. If economic conditions deteriorate or do not materially improve, our clients and potential clients may elect to decrease their marketing budgets by deferring or reconsidering product purchases, which would limit our ability to grow our business and negatively affect our operating results.

If we are unable to increase our penetration in our principal existing markets and expand into additional vertical markets, we will be unable to grow our business and increase revenue.

We currently market our solutions to a variety of industries, including the retail, consumer products, travel and leisure, technology, telecommunications, financial services, healthcare and automotive industries. We believe our future growth depends not only on increasing our penetration into the principal markets in which our solutions are currently used but also on identifying and expanding the number of industries, communities and markets that use or could use our solutions. Efforts to offer our solutions beyond our current markets may divert management resources from existing operations and require us to commit significant financial resources, either of which could significantly impair our operating results. In addition, some markets, such as financial services and healthcare, have unique and complex regulatory requirements that may make it more difficult or costly for us to develop, market, sell implement or continue to develop our solutions in those markets. Moreover, our solutions may not achieve market acceptance in new markets, and our efforts to expand beyond our existing markets may not generate additional revenue or be profitable. Our inability to further penetrate our existing markets or our inability to identify additional markets and achieve acceptance of our solutions in these additional markets could adversely affect our business, results of operations and financial condition.

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

Inconsistent, conflicting, or increased regulation and industry standards around data and Internet privacy issues may require us to incur significant expenses and other liabilities or deter or prevent us from providing our products and solutions to clients, thereby harming our business.

As part of our business, we collect and store personal information. We expect our collection and storage of personal information to increase, primarily in connection with our efforts to expand our media services, analytics and other data solutions. The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet have recently come under increased public scrutiny and as a result there are an increasing number of regulations and industry standards that affect our business.

Regulators, including the FTC, continue to more broadly define personal information to include IP addresses, machine identification, location data, and other information. As a result of such broadened definition of personal information, our ability to use such information is increasingly restricted and may limit or inhibit our ability to operate or expand our business. For example, the U.S. government, including the White House, Congress, and the Federal Trade Commission are reviewing the need for greater regulation for the use, collection and disclosure of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. Proposed legislation could, if enacted, impose additional requirements and/or prohibit the use, collection, storage and disclosure of information concerning consumer behavior on the Internet and restrict or otherwise prohibit the use of certain technologies that track individuals’ activities on web pages or across the Internet. Such laws and regulations could restrict our ability to collect and use web browsing data and personal information, which may result in financial penalties, litigation, regulatory investigations, negative publicity, reduced growth opportunities, reduced demand for our solutions and other significant liabilities. Recently, the State of California and several other states have adopted privacy guidelines with respect to mobile applications which impose additional restrictions and requirements on the data collected by such mobile applications. We will also face additional privacy issues as we expand into other international markets, as many nations and economic regions have privacy protections more stringent or that are otherwise at odds with those in the United States. For example, the European Union is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies with users in Europe. The conflicting privacy and data security requirements across the various countries or economic regions that we operate may be inconsistently applied and conflict with other applicable requirements, our business practices, or our contractual commitments to customers.]

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

As of April 30, 2013, we had five issued U.S. patents, 26 pending U.S. non-provisional patent applications and one pending U.S. provisional patent application. We cannot be certain that any additional patents will be issued with respect to our current or potential patent applications. Any current or future patents issued to us may be challenged, invalidated or circumvented, may not provide sufficiently broad protection or may not prove to be enforceable inactions against alleged infringers. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

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

On July 18, 2007, we entered into a loan and security agreement with a financial institution. As amended to date, the loan agreement provides for borrowings up to $30.0 million, subject to a borrowing formula, under a revolving line of credit, with a sublimit of $2.7 million for the issuance of corporate credit cards and letters of credit on our behalf. As of April 30, 2013, we had no borrowings and a $2.0 million standby letter of credit issued under our loan agreement. Any borrowings, letters of credit and credit card services pursuant to our loan agreement are secured by substantially all of our assets, including our intellectual property. Our loan agreement limits, among other things, our ability to:

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

As of April 30, 2013, we had federal net operating loss carry-forwards of $148.5 million due to prior period losses, which expire beginning in 2026. We also have federal research tax credit carry-forwards of approximately $2.9 million that will begin to expire in 2026. Realization of these net operating loss and research tax credit carry-forwards depends on many factors, including our future income. There is a risk that due to regulatory changes or unforeseen reasons our existing carry-forwards could expire or otherwise be unavailable to offset future income tax liabilities, which would adversely affect our operating results. In addition, under Section 382/383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards or other pre-change tax attributes to offset U.S. federal and state taxable income may be subject to limitations.

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

The requirements of being a public company may strain our resources and divert management’s attention

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NASDAQ and other applicable securities and rules and regulations.

As a public company, we are also required, under Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be prevented or detected on a timely basis. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an “emerging growth company” as defined in the recently enacted Jumpstart Our Business Startups Act of 2012, or the JOBS Act, if we take advantage of the exemptions contained in the JOBS Act. We may remain an “emerging growth company” through April 30, 2017, which would be the last day of the fiscal year following the fifth anniversary of our initial public offering, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any October 31 before February 23, 2017, we would cease to be an “emerging growth company” at the end of that fiscal year.

We have, and will continue to consume, management resources and incur significant expenses for section 404 compliance on an ongoing basis. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Our executive officers, directors, beneficial owners of 5.0% or more of our outstanding shares of common stock and affiliated entities together owned approximately 55.1% of our common stock outstanding as of June 19, 2013. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit our other stockholders. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

The price of our common stock could decline if there are substantial sales of our common stock in the public stock market. We had an aggregate of 74,031,910 outstanding shares of common stock as of June 21, 2013. Of these shares, approximately 71.2 million are freely tradable, subject to volume and other restrictions under Rules 144 and 701 of the Securities Act, as well as our insider trading policy and any applicable 10b5-1 trading plan. Certain of our employees, including many of our executive officers, have entered into 10b5-1 trading plans providing for sales of shares of our common stock from time to time.

General Atlantic Partners 90, L.P., GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC, GAP Coinvestments CDA, L.P. and GAPCO GmbH & Co. KG, or collectively the GA Stockholders, have agreed with us, subject to limited exceptions, not to sell or otherwise dispose of any shares of our common stock without our prior written consent for a period of 18 months after the date of our initial public offering. These shares are expected to be released from this lock-up on August 29, 2013.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) April 30, 2017; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We will be deemed a large accelerated filer on the last day of the fiscal year for which the market value of our common equity held by non-affiliates exceeds $700 million, measured on October 31. As of April 30, 2013, we did not meet this threshold. We cannot predict if investors will find our common stock less attractive to the extent we rely on the exemptions available to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We are, and in the future may be, subject to legal actions in the ordinary course of our operations, both domestically and internationally. On January 10, 2013, the U.S. Department of Justice filed a complaint against us with the U.S. District Court for the Northern District of California, San Francisco Division, with respect to our acquisition of PowerReviews. See Item 3: “Legal Proceedings.” In addition, on March 12, 2013, a purported shareholder derivative action was filed in the Texas State District Court for Travis County, Texas against certain of our officers and directors, former officers and directors, and against us as nominal defendant in Edmans v. Hurt et al., Case No. D-1-GN-13-000874. The complaint in this matter alleges corporate waste, breaches of fiduciary duties and breaches of the Company’s corporate policies in connection with the acquisition of PowerReviews and certain of the Company’s officers’ and directors’ sales of shares of the Company’s stock. The complaint requests declaratory judgment, a disgorgement of $91.4 million in proceeds received from such sales of the Company’s stock, unspecified damages on behalf of the Company, reasonable attorneys’, accountants’ and experts’ fees, and equitable relief. There can be no assurances as to the favorable outcome of any litigation. In addition it can be costly to defend litigation and these costs could negatively impact our financial results.

We have incurred and will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our operating results.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, and greater expenditures may be necessary in the future with the advent of new laws, regulations and stock exchange listing requirements pertaining to public companies, particularly after we are no longer an emerging growth company. The Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010, as well as rules subsequently implemented by the SEC and The NASDAQ Stock Market LLC, impose various requirements on public companies, including establishing effective internal controls and certain corporate governance practices. Our management and other personnel have begun to devote a substantial amount of time to these compliance initiatives, and additional laws and regulations may divert further management resources. Moreover, if we are not able to comply with the requirements of new compliance initiatives in a timely manner, the market price of our stock could decline, and we could be subject to investigations and other actions by the SEC and The NASDAQ Stock Market LLC, or other regulatory authorities, which would require additional financial and management resources.

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

None.

Item 2.	Properties

Our principal executive offices are located in Austin, Texas, where we lease approximately 120,878 square feet of office space under leases that expire on December 31, 2014 with respect to approximately 7,510 square feet, and on December 31, 2015 with respect to approximately 113,368 square feet. As of April 30, 2013, we maintained additional offices in New York, Chicago, United Kingdom, Australia, France, Germany and Sweden. We employ multiple data centers located in Texas, Oregon and Virginia under hosting agreements with Rackspace U.S., Inc. d/b/a Rackspace Hosting, and Amazon Web Services. We believe our current and planned office facilities and data center space will be adequate for our needs through fiscal year 2014.

Item 3.	Legal Proceedings

We are subject to legal proceedings and litigation arising in the ordinary course of business which from time to time might include intellectual property and privacy litigation matters, including class action lawsuits. Although occasional adverse decisions or settlements may occur, we do not believe that the final disposition of any of these matters will have a material effect on our business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages, and could include claims for injunctive relief. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Periodically, we evaluate developments in our legal matters that could affect the amount of liability that has been previously accrued, if any, and make adjustments as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters, and our judgment may be incorrect. The outcome of any proceeding is not determinable in advance. Until the final resolution of any such matters that we may be required to accrue for, there may be an exposure to loss in excess of the amount accrued and such amounts could be material.

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

On January 10, 2013, the U.S. Department of Justice filed a complaint against us with the U.S. District Court for the Northern District of California, San Francisco Division, alleging that our acquisition of PowerReviews violates Section 7 of the Clayton Act, 15 U.S.C. Section 18 and seeking the divestiture of assets sufficient to create a competing business that can replace the competitive significance of PowerReviews in the marketplace. We dispute the allegations and intend to vigorously contest the matter; however the outcome of this matter cannot yet be reasonably predicted.

On March 12, 2013, a purported shareholder derivative action was filed in the Texas State District Court for Travis County, Texas against certain of our officers and directors, former officers and directors, and against us as nominal defendant in Edmans v. Hurt et al., Case No. D-1-GN-13-000874. The complaint in this matter alleges corporate waste, breaches of fiduciary duties and breaches of our corporate policies in connection with our acquisition of PowerReviews and certain of our officers’ and directors’ sales of shares of our stock. The complaint requests declaratory judgment, a disgorgement of $91.4 million in proceeds received from such sales of our stock, unspecified damages on our behalf, reasonable attorneys’ accountants’ and experts’ fees and equitable relief. Due to the early stages of the case, it is not possible to reliably predict the outcome of the case.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price and Dividends

Our common stock was listed on the NASDAQ Global Market under the symbol “BV” from February 24, 2012 to January 31, 2013. Starting February 1, 2013, our stock has been listed on the NASDAQ Global Select Market. Prior to February 24, 2012, there was no public trading market for our common stock. As of June 21, 2013, we had 74,031,910 shares of common stock, $0.0001 par value, outstanding and 142 holders of record of such common stock. The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company.

The table below sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ for the periods indicated:

	High	Low
Year ended April 30, 2013:
Quarter ended July 31, 2012	$20.20	$14.48
Quarter ended October 31, 2012	$16.59	$12.33
Quarter ended January 31, 2013	$12.96	$6.37
Quarter ended April 30, 2013	$8.31	$6.37
Year ended April 30, 2012:
Quarter ended April 30, 2012 (starting February 24, 2012)	$21.10	$15.10

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

Performance Graph

The following graph compares the cumulative total stockholder return from February 24, 2012, the date our common stock commenced trading on the NASDAQ, through April 30, 2013, for our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index. The NASDAQ Computer Index is a market capitalization-weighted index that includes securities of 394 NASDAQ-listed companies classified according to the Industry Classification Benchmark as Technology, excluding Telecommunications Equipment. We have assumed that dividends have been reinvested. The graph below assumes that $100 was invested on February 24, 2012, in each of our common stock, the stocks comprising the NASDAQ Composite Index and the stocks comprising the NASDAQ Computer Index.

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

Some of the proceeds from our initial public offering have been used for working capital and general corporate purposes. We initially invested our net proceeds from our initial public offering in U.S. government-guaranteed short-term investments. In connection with our acquisition of PowerReviews, we used approximately

$31.1 million in cash in our first fiscal quarter of 2013. On November 5, 2012, we used approximately $26.9 million in cash in our purchase of Longboard Media. On December 1, 2012, we used approximately $4.2 million in cash to purchase customer contracts from Shopzilla, Inc. (“Shopzilla”). We have broad discretion over the uses of the net proceeds. Pending other uses, we plan to invest the remaining net proceeds from our initial public offering in short-term, interest-bearing obligations investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. There have been no material differences between the actual use of proceeds and intended use of proceeds as originally described in the final prospectus related to our initial public offering as filed with the SEC on February 24, 2012.

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

The consolidated statements of operations data for the years ended April 30, 2013, 2012, and 2011 and the selected consolidated balance sheet data as of April 30, 2013, and 2012 are derived from our audited consolidated financial statements appearing in Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The consolidated statements of operations for the years ended April 30, 2010 and 2009 and the selected consolidated balance sheet data as of April 30, 2011, 2010 and 2009 are derived from audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected in the future, and our interim results are not necessarily indicative of the results to be expected for the full fiscal year.

	Year Ended April 30,
	2013	2012	2011	2010	2009
	(in thousands, except net loss per share data)
Consolidated Statements of Operations Data:
Revenue	$160,296	$106,136	$64,482	$38,648	$22,472
Cost of revenue (1)	55,107	36,441	25,615	15,191	8,307

Gross profit	105,189	69,695	38,867	23,457	14,165

Operating expenses:
Sales and marketing (1)	76,885	49,726	34,568	17,803	11,260
Research and development (1)	33,046	20,789	10,847	5,828	3,444
General and administrative (1)	43,207	21,895	13,156	7,651	4,442
Acquisition-related and other	12,212	—	—	—	—
Amortization of acquired intangible assets	3,924	—	—	—	—

Total operating expenses	169,274	92,410	58,571	31,282	19,146

Operating loss	(64,085)	(22,715)	(19,704)	(7,825)	(4,981)

Total other income (expense), net	(814)	(803)	208	56	98

Loss before income taxes	(64,899)	(23,518)	(19,496)	(7,769)	(4,883)
Income tax expense (benefit)	(1,147)	811	561	205	125

Net loss	(63,752)	(24,329)	(20,057)	(7,974)	(5,008)
Accretion of redeemable convertible preferred stock	—	(38)	(46)	(43)	(42)

Net loss applicable to common stockholders	$(63,752)	$(24,367)	$(20,103)	$(8,017)	$(5,050)

Net loss per share applicable to common stockholders:
Basic and diluted	$(0.92)	$(0.92)	$(1.13)	$(0.48)	$(0.32)

Basic and diluted weighted average number of shares outstanding	69,336	26,403	17,790	16,637	15,854

Other Financial Data:
Adjusted EBITDA (2)	$(19,194)	$(12,901)	$(13,317)	$(4,211)	$(3,340)

(1) Includes stock-based expense as follows:
Cost of revenue	$1,704	$1,220	$978	$604	$319
Sales and marketing	4,250	1,869	1,122	924	469
Research and development	3,126	1,326	731	469	258
General and administrative	13,373	3,295	1,850	636	281

(2)

We define Adjusted EBITDA as net loss adjusted for stock-based expense, contingent consideration related to acquisition, adjusted depreciation and amortization (which excludes amortization of capitalized internal-use software development costs), other non-business cost and benefits, income tax expense and other (income) expense, net. Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. generally accepted accounting principles (“GAAP”).

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

•

Adjusted EBITDA provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP operating results; and

•	We anticipate that our investor and analyst presentations will include Adjusted EBITDA as a supplemental measure to evaluate our overall operating performance.

We understand that although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. These limitations include:

•

Adjusted depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; Adjusted EBITDA does not reflect any cash requirements for these replacements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;

•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated.

	Year Ended April 30,
	2013	2012	2011	2010	2009
	(in thousands)
Net loss	$(63,752)	$(24,329)	$(20,057)	$(7,974)	$(5,008)
Stock-based expense	22,453	7,710	4,681	2,633	1,327
Contingent consideration related to acquisition (1)	(410)	—	—	—	—
Adjusted depreciation and amortization	8,436	2,104	1,706	981	314
Acquisition-related and other expense	12,212	—	—	—	—
Other stock-related expense (2)	2,200	—	—	—	—
Income tax expense (benefit)	(1,147)	811	561	205	125
Total other income (expense), net	814	803	(208)	(56)	(98)

Adjusted EBITDA	$(19,194)	$(12,901)	$(13,317)	$(4,211)	$(3,340)

(1)

Contingent consideration related to acquisition includes (a) revaluation of contingent consideration of $1 million which is the decrease in fair value of the liability-classified contingent consideration related to the acquisition of Longboard Media (b) contingent consideration included in compensation expense of $0.6 million that relates to certain Longboard Media employees whose right to receive such compensation is forfeited if they terminate their employment. We exclude these items from our non-GAAP financial measures in order to facilitate the comparison of post-acquisition operating results.
(2)

Other stock-related expense represents an estimated liability of $2.2 million for taxes and related items in connection with our treatment of certain stock option grants. Since the estimated liability directly relates to stock option grants and as stock-based expenses are consistently excluded from our non-GAAP financial measures, we have excluded this estimated liability.

	Year Ended April 30,
	2013	2012	2011	2010	2009
	(in thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$25,045	$74,367	$15,050	$16,036	$6,388
Short term investments	70,290	50,834	—	—	7,995
Total deferred revenue	56,903	45,586	32,160	17,104	8,277
Total current assets	131,832	147,551	31,095	25,581	19,390
Total current liabilities	93,881	57,400	35,901	20,186	10,452
Total assets	341,943	156,867	37,972	32,547	20,892
Total liabilities	100,594	63,269	43,589	24,943	11,275
Total non-current liabilities	6,713	5,869	7,688	4,757	823
Redeemable convertible preferred stock	—	—	23,633	23,587	20,486
Total stockholders’ equity (deficit)	241,349	93,598	(29,250)	(15,983)	(10,870)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Item 1A: “Risk Factors.”

This section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions, although not all forward-looking statements contain these words. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled Item 1A: “Risk Factors” above, which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal years ended April 30 and the associated quarters of those fiscal years. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

We connect businesses together to amplify the authentic voices of people where they shop. Bazaarvoice, which literally means “voice of the marketplace,” was founded on the premise that online word of mouth is critical to consumers and businesses because of its influence on purchasing decisions, both online and offline. Our technology platform channels these voices into the places that influence purchase decisions, helping clients gain access to a wider audience of shoppers, leverage online word of mouth to increase sales, acquire new customers, improve marketing effectiveness, enhance consumer engagement across channels, increase success of new product launches, improve existing products and services, effectively scale customer support, decrease product returns and enable retailers to launch and manage on-site advertising solutions and site monetization strategies.

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

The following table summarizes these measures of our growth over fiscal years 2013, 2012 and 2011:

	Year Ended April 30,
	2013	2012	2011
Revenue (in thousands)	$160,296	$106,136	$64,482
Number of active enterprise clients (period end) (1)	1,208	790	571
Full-time employees (period end)	783	640	494
SaaS impressions served (in millions) (2)	145,554	125,426	92,341

(1)

In connection with our acquisition of PowerReviews, which closed in June 2012, we expanded the types of clients that we serve. To reflect differences among our clients and the services that we offer, we now define our clients as “active enterprise clients” and “active network clients,” the definitions of which are set forth in the Key Business Metrics section below. In this Annual Report on Form 10-K, historical references to active clients for periods prior to the closing of the acquisition include both active enterprise clients and active network clients on an aggregate basis. As a result of this nomenclature change resulting from our acquisition of PowerReviews, comparisons of active clients and active client retention rates for periods prior to June 2012 and after June 2012 may not be directly comparable as we have not made this distinction retrospectively. This change has a corresponding impact on metrics that are driven by number of clients, such as revenue per active client; however, we believe the change has had an immaterial impact on these metrics. Accordingly, our Key Business Metrics discuss the performance of our active enterprise clients exclusively.

(2)	The number of SaaS impressions for the fiscal year ended April 30, 2013 are exclusive of impressions served on either the PowerReviews enterprise platform or the Express platform.

For the fiscal year ended April 30, 2013, through the continued enhancement and expansion of our social commerce platform, we achieved significant growth as compared to 2012 in both the number of active enterprise clients and the revenue we generate from our active enterprise clients over time. Our revenue was $160.3 million in 2013, which represented a 51.0% increase from 2012.

In February 2012 we completed our initial public offering, at which time we issued and sold a total of 10,422,645 shares of our common stock for which we received total cash proceeds of $112.8 million, net of issuance costs.

For fiscal years 2013, 2012 and 2011, our net loss was $63.8 million, $24.3 million and $20.1 million, respectively, our Adjusted EBITDA was a loss of $19.2 million, $12.9 million and $13.3 million, respectively, and our cash flow used in operating activities was $21.8 million, $0.3 million and $0.6 million, respectively. For a reconciliation of net loss to Adjusted EBITDA, see note 2 on page 40 under Item G: “Selected Financial Data” of this Annual Report on Form 10-K.

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

On July 23, 2012, we completed a follow-on offering in which we sold 9,775,000 shares of our common stock, of which 3,625,000 shares were offered by us and 6,150,000 shares were offered by selling stockholders. The gross proceeds raised in the offering was approximately $55.8 million, resulting in net proceeds of approximately $51.9 million, after deducting underwriting discounts and commissions of approximately $2.7 million and other offering expenses of approximately $1.2 million.

On November 5, 2012, we completed the acquisition of Longboard Media, a full service media management company that enables online retailers, shopping publishers and mobile commerce applications to launch and manage on-site advertising solutions and site monetization strategies. Through Longboard Media’s shopper media network, brand advertisers are able to target consumers throughout the online shopping experience, often immediately prior to the point of sale.

On December 1, 2012, we purchased the customer contracts operated in Europe by Shopzilla Inc. (“Shopzilla”) using the PowerReviews technology under a license agreement between Shopzilla and PowerReviews. Through this transaction we added 48 active enterprise clients.

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

We have experienced substantial growth in our business over the past several years, which has resulted in increased revenues. While we expect that our business will continue to grow, we anticipate that our revenue growth rate will generally decrease over time. As of April 30, 2013, we had 783 full-time employees, which represented an increase of 22.3% compared to the same period last year.

Business Model

Our business model focuses on adding new clients and maximizing the lifetime value of such client relationships. We make significant investments in acquiring new clients and believe that we will be able to achieve a favorable return on these investments by growing our relationships over time and ensuring that we have a high level of client retention.

In connection with the acquisition of new clients, we incur and recognize significant upfront costs. These costs include sales and marketing costs associated with generating client agreements, such as sales commission expenses that are recognized fully in the period in which we execute a client contract. However, we recognize revenue ratably over the entire term of those contracts, which commences when the client is able to begin using our solution. Although we expect each client to be profitable for us over the duration of our relationship, the costs we incur with respect to any client relationship may exceed revenue in earlier periods because we recognize those costs in advance of the recognition of revenue. As a result, an increase in the mix of new clients as a percentage of total clients will initially have a negative impact on our operating results. On the other hand, we expect that a decrease in the mix of new clients as a percentage of total clients will initially have a positive impact on our operating results. Additionally, many clients pay in advance of the recognition of revenue and, as a result, our cash flow from these clients may exceed the amount of revenue recognized for those clients in earlier periods of our relationship.

Key Business Metrics

In addition to macroeconomic trends affecting the demand for our solutions, management regularly reviews a number of key financial and operating metrics to evaluate our business, determine the allocation of our resources, make decisions regarding corporate strategies and evaluate forward-looking projections and trends affecting our business. The following table summarizes our key business metrics:

	Year Ended April 30,
	2013	2012	2011
	(in thousands, except number of clients and client retention rate)
Revenue:
SaaS	$157,371	$106,136	$64,482
Media	2,925	—	—

	$160,296	$106,136	$64,482

Cash flow used in operations	$(21,806)	$(320)	$(647)
Number of active enterprise clients (period end)	1,208	790	571
SaaS revenue per active enterprise client (1)	$144.0	$153.9	$136.7
Active enterprise client retention rate (2)	89.6%	89.0%	89.7%
Total revenue per employee (3)	$209.8	$187.7	$151.9

(1)	Calculated based on the average number of active enterprise clients for the period on a quarterly basis.
(2)	Calculated based on active enterprise client retention over a 12 month period.
(3)	Calculated based on the average number of full-time employees for the period on a quarterly basis.

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

Media revenue consists primarily of fees charged to advertisers when their advertisements are displayed on our publishers’ websites and is net of amounts due to such publishers.

Cash Flow Used in Operations

Cash flow used in operations is the cash that we generate or use through the normal course of business and is measured prior to the impact of investing or financing activities. Due to the fact that we incur a significant amount of upfront costs associated with the acquisition of new clients with revenue recognized over an extended period, we consider cash flows from operations to be a key measure of our operating performance.

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

SaaS Revenue per Active Enterprise Client

SaaS revenue per active enterprise client is calculated as SaaS revenue recognized during the period divided by the average number of active enterprise clients for the period. One of our key goals is to provide exceptional client service to drive client lifetime value. Our experience indicates that the better client service we provide, the more likely we are to increase our SaaS revenue per active enterprise client and retain clients. In addition, we seek to increase SaaS revenue per active enterprise client by selling our solutions to new brands within existing clients or selling additional solutions to existing clients. Many of our clients have multiple brands that have deployed our solutions. Increasing SaaS revenue per active client coupled with high client retention maximizes lifetime client value and, by extension, the value of our business. Due to the acquisition of PowerReviews, we have expanded our penetration within the small to medium business market segments. This metric may decline as we gain further traction in these market segments.

Active Enterprise Client Retention Rate

Active enterprise client retention rate is calculated based on the number of active enterprise clients at period end that were also active enterprise clients at the start of the period divided by the number of active enterprise clients at the start of the period. As mentioned above, we believe that our ability to retain our active enterprise clients and expand their use of our solutions over time is a leading indicator of the stability of our revenue base and the long-term value of our client relationships.

Total Revenue per Employee

Revenue per employee is calculated as revenue recognized during the period divided by the average number of full-time employees for the period, excluding content moderators. We believe revenue per employee is a leading indicator of our productivity and operating leverage, and we monitor revenue per employee as an indicator of our profitability because a significant portion of our cost of revenue and operating expenses are driven by our number of employees. The growth of our business is dependent on our ability to hire the talented people we require to effectively capitalize on our market opportunity and scale with growth while maintaining a high level of client service. As a result, we expect revenue per employee to decrease in periods of investment when we add employees in advance of anticipated growth, particularly in periods when we are developing new markets or solutions. Our objective is to balance our investments in growth with return on investment over time and to consistently build operating leverage through productivity gains, thus increasing revenue per employee over time.

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

Key Components of Our Consolidated Statements of Operations

Revenue

We generate revenue principally from fixed commitment subscription contracts under which we provide clients with various services, including access to our hosted software platforms. We sell these services under contractual agreements for service terms that are generally one year in length. Clients typically commit to fixed rate fees for the service term. Revenue from these agreements is recognized ratably over the period of service and any revenue that does not meet recognition criteria is recorded as deferred revenue on our balance sheet. We invoice clients on varying billing cycles, including annually, quarterly and monthly; therefore, our deferred revenue balance does not represent the total contract value of our non-cancelable subscription agreements. Fees payable under these agreements are due in full within 30 to 60 days of invoicing and non-refundable regardless of the actual use of the service and contain no general rights of return. No single client accounted for more than 10.0% of our revenue for fiscal years 2013, 2012 and 2011.

Cost of Revenue

Cost of revenue consists primarily of personnel costs and related expenses associated with employees and contractors who provide our subscription services. This includes the costs of our implementation team, which were $12.7 million, $12.4 million and $9.3 million for fiscal years 2013, 2012 and 2011, respectively, along with our content moderation teams and other support services provided as part of the fixed commitment subscription contracts. Cost of revenue also includes professional fees, including third-party implementation support, travel-related expenses and an allocation of general overhead costs. We allocate general overhead expenses to all departments based on the number of employees in each department, which we consider to be a fair and representative means of allocation. Personnel costs include salaries, benefits, bonuses and stock-based expense. We generally increase our capacity, particularly in the areas of implementation and support, ahead of the growth in revenue we expect those investments to drive, which can result in lower margins in the given investment period.

Cost of revenue also includes hosting costs, the amortization of capitalized internal-use software development costs incurred in connection with our hosted software platforms, and the amortization of developed technology acquired from PowerReviews. The amortization expense associated with capitalized internal-use software development costs was $2.5 million, $1.0 million and $0.6 million for fiscal years 2013, 2012 and 2011, respectively. The amortization expense associated with the developed technology acquired from PowerReviews was $1.6 million for fiscal year 2013.

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

Sales and marketing. Sales and marketing expenses consist primarily of personnel costs for our sales, marketing and business development employees and executives, including salaries, benefits, stock-based expense, bonuses and commissions earned by our sales personnel. Sales and marketing also includes contingent consideration resulting from the acquisition of Longboard Media. Also included are non-personnel costs such as professional fees, an allocation of our general overhead expenses and the costs of our marketing and brand awareness programs. Our marketing programs include our Social Summits, regional user groups, corporate communications, public relations and other brand building and product marketing expenses. We expense sales commissions when a client contract is executed because we believe our obligation to pay a sales commission arises at that time. We plan to continue investing in sales and marketing by increasing the number of direct sales personnel, expanding our domestic and international sales and marketing activities, and focusing our marketing efforts on direct sales support and pipeline generation, which we believe will enable us to add new clients and increase penetration within our existing client base. We expect that, in the future, sales and marketing expenses will increase and continue to be our largest operating cost.

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

General and administrative. General and administrative expenses consist primarily of personnel costs, including salaries, benefits, stock-based expense and bonuses for our administrative, legal, human resources, finance, accounting and information technology employees and executives. General and administrative expenses also include contingent consideration (included as compensation) and revaluation of contingent consideration related to the acquisition of Longboard Media. Also included are non-personnel costs, such as travel-related expenses, professional fees and other corporate expenses, along with an allocation of our general overhead expenses. We expect to incur incremental costs associated with supporting the growth of our business, both in terms of size and geographical diversity, and to meet the increased compliance requirements associated with being a public company. Those costs include increases in our accounting and legal personnel, additional consulting, legal, audit and tax fees, insurance costs, board of directors’ compensation and the costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act. As a result, we expect our general and administrative expenses to increase in absolute dollars in future periods but to decrease as a percentage of revenue over time.

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

	Year Ended April 30,
	2013	2012	2011
	(in thousands)
Revenue	$160,296	$106,136	$64,482
Cost of revenue (1)	55,107	36,441	25,615
Gross profit	105,189	69,695	38,867
Operating expenses:
Sales and marketing (1)	76,885	49,726	34,568
Research and development (1)	33,046	20,789	10,847
General and administrative (1)	43,207	21,895	13,156
Acquisition-related and other	12,212	—	—
Amortization of acquired intangible assets	3,924	—	—

Total operating expenses	169,274	92,410	58,571

Operating loss	(64,085)	(22,715)	(19,704)

Total other income (expense), net	(814)	(803)	208

Loss before income taxes	(64,899)	(23,518)	(19,496)
Income tax expense (benefit)	(1,147)	811	561

Net loss	$(63,752)	$(24,329)	$(20,057)

Other Financial Data:
Adjusted EBITDA (2)	$(19,194)	$(12,901)	$(13,317)

(1) Includes stock-based expense as follows:
Cost of revenue	$1,704	$1,220	$978
Sales and marketing	4,250	1,869	1,122
Research and development	3,126	1,326	731
General and administrative	13,373	3,295	1,850

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

	Year Ended April 30,
	2013	2012	2011
Revenue	100.0%	100.0%	100.0%
Cost of revenue (1)	34.4	34.3	39.7

Gross profit	65.6	65.7	60.3
Operating expenses:
Sales and marketing (1)	48.0	46.9	53.6
Research and development (1)	20.6	19.6	16.8
General and administrative (1)	27.0	20.6	20.4
Acquisition-related and other	7.6	—	—
Amortization of acquired intangible assets	2.4	—	—

Total operating expenses	105.6	87.1	90.8

Operating loss	(40.0)	(21.4)	(30.6)

Total other income (expense), net	(0.5)	(0.8)	0.3

Loss before income taxes	(40.5)	(22.2)	(30.2)
Income tax expense (benefit)	(0.7)	0.8	0.9

Net loss	(39.8)%	(22.9)%	(31.1)%

Other Financial Data:
Adjusted EBITDA (2)	(12.0)%	(12.2)%	(20.7)%

(1) Includes stock-based expense as follows:
Cost of revenue	1.1%	1.1%	1.5%
Sales and marketing	2.6	1.8	1.7
Research and development	2.0	1.2	1.1
General and administrative	8.3	3.1	2.9

(2)

We define Adjusted EBITDA as net loss adjusted for stock-based expense, adjusted depreciation and amortization (which excludes amortization of capitalized internal-use software development costs), income tax expense and other (income) expense, net. See Item 6: “Selected Financial Data” of this Annual Report on Form 10-K for a reconciliation of net loss to Adjusted EBITDA.

Comparison of Our Fiscal Years Ended April 30, 2013 and 2012

Revenue

	Year Ended April 30,
	2013	2012	% Change
	(dollars in thousands)
Revenue	$160,296	$106,136	51.0%

Our revenue increased by $54.2 million, or 51.0%, for fiscal year 2013 compared to fiscal year 2012. Included in this increase was an increase in SaaS revenue of $51.2 million and the inclusion of $3.0 million of media revenue resulting from our recent acquisition of Longboard Media. Of the $51.2 million increase in SaaS revenue, $19.0 million was generated from new clients utilizing our platform and solutions during the period as we continued to increase our market penetration, as well as the revenue contribution from our new clients related to our recent acquisition of PowerReviews. The remaining $32.2 million increase was generated from existing clients due to increased subscriptions of our products and offerings coupled with our client retention. For the 12 months ended April 30, 2013, the active enterprise client retention rate was 89.6%, and SaaS revenue per active enterprise client (in thousands) was $144.0.

Cost of Revenue and Gross Profit Percentage

	Year Ended April 30,
	2013	2012	% Change
	(dollars in thousands)
Cost of revenue	$55,107	$36,441	51.2%
Gross profit	105,189	69,695	50.9%
Gross profit percentage	65.6%	65.7%

Cost of revenue increased $18.7 million, or 51.2%, for fiscal year 2013 compared to fiscal year 2012. This increase was primarily due to increases of $8.7 million in personnel-related expenses, $1.2 million in professional fees, $1.1 million in facility-related expenses as we continue to expand the capacity of our infrastructure and $0.4 million in travel-related expenses. We also incurred a $7.3 million increase in costs associated with hosting services, amortization of developed technology acquired from PowerReviews and amortization of capitalized internal-use software development costs.

Operating Expenses

	Year Ended April 30,
	2013		2012
	Amount	% of Revenue	Amount	% of Revenue	% Change
Sales and marketing	$76,885	48.0%	$49,726	46.9%	54.6%
Research and development	33,046	20.6	20,789	19.6	59.0
General and administrative	43,207	27.0	21,895	20.6	97.3
Acquisition-related and other	12,212	7.6	—	—	—
Amortization of acquired intangible assets	3,924	2.4	—	—	—

Total operating expenses	$169,274	105.6%	$92,410	87.1%	83.2%

Sales and marketing. Sales and marketing expenses increased $27.2 million, or 54.6%, for fiscal year 2013 compared to fiscal year 2012. This increase was primarily due to an increase in sales and marketing staff, including increases of $18.0 million for personnel-related expenses, which included $1.2 million of stock-based expense related to the acceleration of vesting of stock options for former PowerReviews executives after the acquisition, $3.6 million for travel-related expenses and $1.6 million of facility-related expenses. Included in the increase for personnel-related expenses is $1.7 million resulting from the acquisition of Longboard Media. Professional fees increased by $2.2 million. Additionally, we incurred a $1.8 million expense due to an increase in estimates of uncollectible sales tax liabilities.

Research and development. Research and development expenses increased $12.3 million, or 59.0%, for fiscal year 2013 compared to fiscal year 2012. This increase was primarily due to an increase in personnel-related expenses of $8.2 million as we continued to expand our research and development team. This expansion also resulted in increases of $1.2 million in facility-related expenses and $0.8 million in travel-related expenses. We also experienced increases of $2.1 million in professional fees due to increased use of third party contractor resources.

General and administrative. General and administrative expenses increased $21.3 million, or 97.3%, for fiscal year 2013 compared to fiscal year 2012. This was primarily due to an increase in our staffing and facilities to support infrastructure growth and additional expenses associated with being a publicly traded company. Personnel-related expenses increased by $15.5 million, which included $8.6 million of stock-based expense related to the acceleration of vesting of stock options for former PowerReviews executives after the acquisition. Other increases included a $2.3 million increase in facility-related fees, a $0.4 million increase in depreciation and amortization, and a $0.2 million increase in travel-related expenses. Professional fees increased by $3.9 million. This was offset by a $1.0 million decrease in fair value of the liability for contingent consideration related to the acquisition of Longboard Media.

Acquisition-related and other. We incurred $12.2 million in acquisition-related expenses for fiscal year 2013, including $10.8 million of legal and advisory fees primarily for the U.S. Department of Justice suit related to our acquisition of PowerReviews and $1.4 million of legal and advisory expenses related to our acquisition of Longboard Media.

Amortization of acquired intangibles. Amortization of acquired intangibles represents amortization of the customer relationships purchased in the PowerReviews and Longboard Media acquisitions. This amortization is presented separately in the statement of operations and was $3.9 million for fiscal year 2013.

Other Income (Expense), Net

	Year Ended April 30,
	2013		2012
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Interest income	$217	0.1%	$17	—%	1176.5%
Other income (expense)	(1,031)	(0.6)%	(820)	(0.8)%	(25.7)%

Total other income (expense), net	$(814)	(0.5)%	$(803)	(0.8)%	(1.4)%

Interest income increased by $0.2 million during fiscal year 2013 compared to fiscal year 2012 primarily due to returns on our investments of proceeds from our initial public offering and follow-on offering. Other income decreased by $0.2 million primarily due to changes in realized and unrealized gains on transactions in foreign currencies.

Income Tax Expense

	Year Ended April 30,
	2012		2011
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Income tax expense (benefit)	$(1,147)	(0.7)%	$811	0.8%	(241.4)%

We recognized a net income tax benefit of $1.1 million for fiscal year 2013 compared to income tax expense of $0.8 million for fiscal year 2012, primarily as the result of a $2.5 million tax benefit from a reduction in the valuation allowance related to our acquisition of Longboard Media.

Comparison of Our Fiscal Years Ended April 30, 2012 and 2011

Revenue

	Year Ended April 30,
	2012	2011	% Change
	(dollars in thousands)
Revenue	$106,136	$64,482	64.6%

Our revenue increased by $41.7 million, or 64.6%, for fiscal year 2012 compared to fiscal year 2011. Of the $41.7 million increase in revenue, $14.2 million was generated from new clients utilizing our platform and solutions during the period as we continued to increase our market penetration. The remaining $27.5 million increase was generated from existing clients due to increased subscriptions of our products and offerings coupled with our client retention. For the 12 months ended April 30, 2012, the active client retention rate was 89.0%, and revenue per active client (in thousands) was $153.9.

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

Other Income (Expense), Net

	Year Ended April 30,
	2012		2011
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Interest income	$17	—%	$19	—%	(10.5)%
Other income (expense)	(820)	(0.8)%	189	0.3	—

Total other income (expense), net	$(803)	(0.8)%	$208	0.3%	—

Interest income decreased by a nominal amount for fiscal year 2012 compared to fiscal year 2011. Other expense increased for the period and was driven by a $0.4 million loss due to foreign exchange movement on our foreign currency denominated monetary assets, primarily accounts receivable held in the United States and interest expense of $0.4 million related to accrued liabilities.

Income Tax Expense

	Year Ended April 30,
	2012		2011
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Income tax expense	$811	0.8%	$561	0.9%	44.6%

Income tax expense for fiscal year 2012 increased compared to fiscal year 2011 as a result of increased profits from our international subsidiaries and an increase in state taxes.

Liquidity and Capital Resources

Our principal source of liquidity at April 30, 2013 consisted of $95.3 million of cash, cash equivalents and short term investments. We also have a revolving line of credit with a borrowing capacity of up to $30.0 million. Cash and cash equivalents consist of cash, money market funds and U.S. Treasury securities. Our short-term investments consist of certificates of deposit and U.S. Treasury securities. As of April 30, 2013, the amount of cash and cash equivalents held by foreign subsidiaries was $3.8 million. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries. The income tax liability would be insignificant if these earnings were to be repatriated.

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

The following table summarizes our cash flows for the periods indicated:

	Year Ended April 30,
	2013	2012	2011
	(in thousands)
Net cash used in operating activities	$(21,806)	$(320)	$(647)
Net cash used in investing activities	(91,089)	(56,253)	(2,282)
Net cash provided by financing activities	63,679	115,905	2,068

Net Cash Used in Operating Activities

Net cash used in operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of clients using our platform and the amount and timing of client payments. The amount of cash used in operating activities for fiscal years 2012 and 2011 has been relatively small as compared to fiscal year 2013. Cash used in operating activities is offset from changes in our operating assets and liabilities, particularly in the area of deferred revenue.

For fiscal year 2013, operating activities used $21.8 million of cash after changes in our operating assets and liabilities offset a net loss of $63.8 million, which included non-cash depreciation and amortization of $10.9 million, non-cash stock-based expense of $22.5 million, non-cash bad debt expense of $2.9 million and a non-cash tax benefit related to stock options of $0.5 million. Accounts receivable, prepaid expenses and other assets increased $12.9 million, which partially offset an increase of $20.2 million in accounts payable, accrued expenses, deferred revenue and other liabilities. The increase in our accounts receivable, accounts payable and accrued expenses and other current liabilities was primarily due to our continued growth during fiscal year 2013.

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

Net Cash Used in Investing Activities

Our primary investing activities have consisted of acquisitions, purchases of short-term investments and property and equipment, including technology hardware and software to support our growth as well as costs capitalized in connection with the development of our internal-use hosted software platform. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and the development cycles of our internal-use hosted software platform. We expect to continue to invest in short-term investments, property and equipment and developing our software platform for the foreseeable future.

For fiscal year 2013, investing activities used $91.1 million, which included $60.8 million, net of cash acquired, used in our acquisitions of PowerReviews, Longboard Media, and the purchase of customer contracts from Shopzilla. The remainder of our investing activities were related to the purchases, sales and maturities of short-term investments, purchases of property, plant and equipment and capitalized costs related to our internal-use software.

For fiscal year 2012, investing activities used $56.3 million, which included $50.9 for purchases of short-term investments. The remainder was primarily related to purchases of property, plant and equipment and capitalized costs related to our internal-use software.

For fiscal year 2011, investing activities used $2.3 million, which consisted of purchases of property, plant and equipment.

Net Cash Provided by Financing Activities

Our financing activities have consisted primarily of net proceeds from the issuance of common stock and proceeds from the exercises of options to purchase common stock.

For fiscal year 2013, financing activities provided $63.7 million, which included $51.9 million of net proceeds from our follow-on offering in July 2012 and $11.2 million from the exercise of options to purchase shares of our common stock.

For fiscal year 2012, financing activities provided $115.9 million, which included $112.8 million of net proceeds from our initial public offering in February 2012 and $3.0 million from the exercise of options to purchase shares of our common stock.

For fiscal year 2011, we received $2.1 million from the exercise of options to purchase shares of our common stock.

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

The following table summarizes our future minimum payments under non-cancelable operating leases as of April 30, 2013:

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Operating lease obligations	$14,462	$4,616	$7,468	$2,378	$—

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without cause and without a material penalty are not included in the table above.

Contingent obligations arising from unrecognized tax benefits are not included in the contractual obligations because it is expected that the unrecognized benefits would result in an insignificant amount of cash payments.

On July 18, 2007, we entered into a loan and security agreement, or the Loan Agreement, with a financial institution, which was most recently amended in June 2013. As amended, the Loan Agreement provides for a revolving line of credit with a borrowing capacity of up to the lesser of (a) $30.0 million or (b) 100% of eligible monthly service fees as defined in the Loan Agreement, inclusive of any amounts outstanding under the $2.7 million sublimit for corporate credit card and letter of credit services.

As of April 30, 2013 and 2012, we had drawn down $2.0 million and $2.2 million, respectively, in the form of letter of credits as security deposits for our leased corporate headquarters. The unused balance of the revolving line of credit was $28.0 million and $27.8 million as of April 30, 2013 and April 30, 2012, respectively. Borrowings under the revolving line of credit are collateralized by substantially all of our assets and bear interest at a floating interest rate equal to the prime rate (defined as the financial institution’s daily adjusting LIBOR rate plus 2.5% if greater), which is payable monthly. The revolving line of credit expires and all interest and principal thereunder is payable in full on January 31, 2015.

The Loan Agreement contains certain restrictive covenants that limit our and our subsidiaries’ ability to, among other things, incur additional indebtedness or guarantee indebtedness of others; make payments on additional indebtedness or make changes to certain agreements related to additional indebtedness; enter into hedging arrangements; create liens on our assets; make loans and investments; make capital expenditures; dispose of assets; store inventory and equipment with others; pay dividends or make distributions on, or purchase or redeem, our capital stock; enter into mergers or consolidations with or into other entities; undergo a change of control; engage in different lines of business; or enter into transactions with affiliates. The Loan Agreement also contains numerous affirmative covenants, including covenants regarding, among other things, compliance with applicable laws and regulations, reporting, payment of taxes and other obligations, maintenance of insurance coverage, maintenance of bank and investment accounts with the financial institution and its affiliates, registration of intellectual property rights, and obtaining certain third-party consents and waivers. As of April 30, 2013, we were not originally in compliance with one of the financial covenants. On June 6, 2013, we executed an eighth amendment to the Loan Agreement to revise the financial covenant effective April 28, 2013. As a result of this revision, we were in compliance with all our covenants as of April 30, 2013. We were in compliance with all financial and non-financial covenants as of April 30, 2012.

On November 4, 2008, we entered into a pledge and security agreement with a financial institution for a standby letter of credit for credit card services from a separate financial institution for an amount not to exceed $0.1 million. We pledged a security interest in our money market account, in which the balance must equal at least the credit extended. On March 17, 2010, the standby letter of credit for credit card services was increased to $0.3 million. On May 18, 2011, the standby letter of credit for credit card services was increased to $0.5 million. This letter of credit expires annually and the pledged security interest is recorded as short-term restricted cash in our consolidated financial statements.

On July 23, 2012, we assumed an agreement from PowerReviews that requires us to maintain cash balances at Silicon Valley Bank of no less than $0.1 million through June 15, 2015 as a security deposit for subleased office space in San Francisco, California. The restricted cash balance is included in restricted cash in our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with GAAP and include the accounts of Bazaarvoice, Inc. and our wholly owned subsidiaries. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. To the extent there are material differences between these estimates and our actual results, our consolidated financial statements will be affected.

Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements under Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, and we believe that the accounting policies discussed below involve the greatest degree of complexity and exercise of judgment by our management. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations and, accordingly, we believe the policies described below are the most critical for understanding and evaluating our financial condition and results of operations.

Revenue Recognition

In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

We generate revenue primarily from sales of the following services,

SaaS

SaaS is revenue principally from the sale of subscriptions to our hosted social commerce platform and our application services pursuant to service agreements that are generally one year in length. The client does not have the right to take possession of the software supporting the application service at any time, nor do the arrangements contain general rights of return. We account for these arrangements by recognizing the arrangement consideration for the application service ratably over the term of the related agreement, commencing upon the later of the agreement start date or when all revenue recognition criteria have been met.

Media

Media revenue consists primarily of fees charged to advertisers when their advertisements are displayed on websites owned by various third-parties (“Publishers”). We have revenue sharing agreements with these Publishers. We receive a fee from the advertisers and pay the Publishers based on their contractual revenue-share. Media revenues earned from the advertisers are recognized on a net basis as we have determined that we are acting as an agent in these transactions.

Our agreements currently do not combine the SaaS and Media services.

Deferred Revenue

Deferred revenue consists of billings or payments in advance of revenue recognition and is recognized as revenue recognition criteria are met. Deferred revenue that will be recognized during the succeeding 12 month period is recorded as current deferred revenue and the remaining portion is recorded as non-current deferred revenue.

Our deferred revenue increased to $56.9 million at April 30, 2013 compared to $45.6 million at April 30, 2012. We typically have a varying mix of monthly, quarterly, semiannual and annual billings from both new and existing clients, with average upfront billings of less than one year.

Further, given our typical three to four month implementation cycle between the booking of new clients and the date new clients are launched, the value of any new bookings closed during a fiscal quarter does not represent the total contract value of our non-cancelable subscription agreements.

We sell our services under contractual agreements for service terms that are generally one year in length. We typically issue renewal invoices 30 days in advance of the renewal service period.

Stock-Based Expense

We record stock-based expense based upon the fair value for all stock options issued to all persons to the extent that such options vest. The fair value of each award is calculated by the Black-Scholes option pricing model. We recognize stock-based expense on a straight-line basis over the respective vesting period. We recognize stock-based expense for shares issued pursuant to our Employee Stock Purchase Plan (“ESPP”) on a straight-line basis over the offering period of six months. We include an estimated effect of forfeitures in our compensation cost and update the estimated forfeiture rate through the final vesting date of the awards.

Inputs into the Black-Scholes option pricing model include:

•

The estimated life for the stock options which is based on the ‘simplified method’ allowed under SEC guidance. The estimated life for shares issued pursuant to our ESPP is the one purchase period which is the six month offering period;

•	The risk free interest rate which is based on the observed market interest rates appropriate for the term of the of the option grant and the stock purchase rights;

•

Since we were a private entity prior to our initial public offering in February 2012 with little historical data regarding the volatility of the common stock price, we determine the expected volatility on the historical volatility of comparable companies from a representative industry peer group. The expected volatility of options granted is determined using an average of the historical volatility measures of this peer group. The volatility for ESPP is based on the historical volatility of the our common stock; and

•	We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

We currently recognize a tax benefit resulting from stock-based costs expensed in the financial statements, however we provide a valuation allowance against the majority of deferred tax asset resulting from this type of temporary difference since we expect that we will not have sufficient future taxable income to realize such benefit.

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

We follow specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheet and provide necessary valuation allowances as required. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Our judgments regarding future profitability may change due to many factors, including future market conditions and our ability to successfully execute our business plans and/or tax planning strategies. Should there be a change in our ability to recover our deferred tax assets, our tax provision would increase or decrease in the period in which the assessment of our ability to recover our deferred tax assets changes.

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

We exercise judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized. To the extent that we change the manner in which we develop and test new features and functionalities related to our platform, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of internal-use software development costs we capitalize and amortize could change in future periods.

Valuation of Goodwill and Intangible Assets

When we acquire businesses, we allocate the purchase price to the tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on information obtained from management of the acquired companies and historical experience. These estimates can include, but are not limited to:

•	the time and expenses that would be necessary to recreate the asset;

•	the profit margin a market participant would receive;

•	cash flows that an asset is expected to generate in the future; and

•	discount rates

These estimates are inherently uncertain and unpredictable, and if different estimates were used the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that we have made. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates, and if such events occur we may be required to record a decrease in the amounts recorded for an acquired asset or an increase in the amounts recorded for assumed liabilities.

Recent Accounting Pronouncements

Goodwill

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2011-08, “Intangibles — Goodwill and Other: Testing Goodwill for Impairment,” (“ASU 2011-08”) which simplifies the periodic testing of goodwill for impairment. This guidance will allow companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test required under current accounting standards. This guidance was effective for our annual goodwill impairment test performed in the fiscal year ending April 30, 2013. We adopted ASU 2011-08 in the first quarter of the fiscal year ending April 30, 2013.

Comprehensive Income

In June 2011, the FASB issued a standard to require an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard eliminates the option to present the components of other comprehensive income as part of the statement of equity. The updated accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 on a retrospective basis. Early application is permitted. We adopted the updated guidance in the first quarter of the fiscal year ending April 30, 2013.

In February 2013, the FASB issued an update to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). Companies are also required to present reclassifications by component when reporting changes in AOCI balances. The updated accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 on a prospective basis. This guidance will be effective for the fiscal year ending April 30, 2014 and is not expected to have a material impact on our consolidated financial statements.

Foreign Currency Matters

In March 2013, the FASB issued Accounting Standard Update 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” (‘ASU 2013-05’) to address diversity in practice related to the release of cumulative translation adjustments (“CTA”) into earnings upon the occurrence of certain derecognition events. This guidance will be effective for the fiscal year ending April 30, 2014 and is not expected to have a material impact on our consolidated financial statements.

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

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. dollar and the Euro and British Pound, the currencies of countries where we currently have our most significant international operations. On a historical basis, invoicing has largely been denominated in U.S. dollars; however; we expect an increasing proportion of our future business to be conducted in currencies other than U.S. dollars. Our expenses are generally denominated in the currencies of the countries in which our operations are located, with our most significant operations at present located in the United States, the United Kingdom, Germany, France, Australia and Sweden.

We assess the market risk of changes in foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows of a hypothetical 10% change in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The effect of an immediate 10% adverse change in exchange rates on foreign currency denominated monetary assets and liabilities, principally accounts receivable and intercompany balances, as of April 30, 2013, would be immaterial.

We have entered into forward exchange contracts to partially hedge our exposure to these foreign currencies. We did not enter into any derivative financial instruments for trading or speculative purposes. We may enter into additional forward exchange contracts to further contain our exposure to foreign currencies fluctuations. To date, we have hedged against some of the fluctuations in currency exchange rates, however fluctuations in exchange rates could still cause harm to our business in the future

Inflation Risk

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

BAZAARVOICE, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bazaarvoice, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Bazaarvoice, Inc. and its subsidiaries at April 30, 2013 and April 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Austin, Texas

July 3, 2013

BAZAARVOICE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	April 30,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$25,045	$74,367
Restricted cash	604	500
Short-term investments	70,290	50,834
Accounts receivable, net of allowance for doubtful accounts of $2,668 and $788 as of April 30, 2013 and 2012, respectively.	29,261	17,977
Prepaid expenses and other current assets	6,632	3,873

Total current assets	131,832	147,551
Property, equipment and capitalized internal-use software development costs, net	14,593	8,868
Goodwill	141,833	—
Acquired intangible assets, net	51,924	—
Other non-current assets	1,761	448

Total assets	$341,943	$156,867

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,637	$2,523
Accrued expenses and other current liabilities	32,390	12,725
Deferred revenue	54,854	42,152

Total current liabilities	93,881	57,400
Deferred revenue less current portion	2,049	3,434
Deferred tax liability, long-term	2,032	31
Other liabilities, long-term	2,632	2,404

Total liabilities	100,594	63,269
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock—$0.0001 par value; 150,000,000 shares authorized, 73,925,136 shares issued and 73,675,136 shares outstanding as of April 30, 2013; 150,000,000 shares authorized, 58,779,937 shares issued and 58,529,937 shares outstanding at April 30, 2012	7	6
Treasury stock, at cost—250,000 shares at April 30, 2013 and 2012	—	—
Additional paid-in capital	370,397	158,769
Accumulated other comprehensive loss	(146)	(20)
Accumulated deficit	(128,909)	(65,157)

Total stockholders’ equity	241,349	93,598

Total liabilities and stockholders’ equity	$341,943	$156,867

The accompanying notes are an integral part of these consolidated financial statements.

BAZAARVOICE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Year Ended April 30,
	2013	2012	2011
Revenue	$160,296	$106,136	$64,482
Cost of revenue (1)	55,107	36,441	25,615

Gross profit	105,189	69,695	38,867

Operating expenses:
Sales and marketing (1)	76,885	49,726	34,568
Research and development (1)	33,046	20,789	10,847
General and administrative (1)	43,207	21,895	13,156
Acquisition-related and other	12,212	—	—
Amortization of acquired intangible assets	3,924	—	—

Total operating expenses	169,274	92,410	58,571

Operating loss	(64,085)	(22,715)	(19,704)

Other income (expense), net:
Interest income	217	17	19
Other income (expense)	(1,031)	(820)	189

Total other income (expense), net	(814)	(803)	208

Loss before income taxes	(64,899)	(23,518)	(19,496)
Income tax expense (benefit)	(1,147)	811	561

Net loss	$(63,752)	$(24,329)	$(20,057)
Accretion of redeemable convertible preferred stock	—	(38)	(46)

Net loss applicable to common stockholders	$(63,752)	$(24,367)	$(20,103)

Net loss per share applicable to common stockholders:
Basic and diluted	$(0.92)	$(0.92)	$(1.13)

Basic and diluted weighted average number of shares outstanding	69,336	26,403	17,790

(1) Includes stock-based expense as follows:
Cost of revenue	$1,704	$1,220	$978
Sales and marketing	4,250	1,869	1,122
Research and development	3,126	1,326	731
General and administrative	13,373	3,295	1,850

The accompanying notes are an integral part of these consolidated financial statements.

BAZAARVOICE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended April 30,
	2013	2012	2011
Net loss	$(63,752)	$(24,329)	$(20,057)
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustment	(96)	(22)	87
Unrealized loss on investments	(30)	(50)	—

Total other comprehensive loss, net of tax	(126)	(72)	87

Comprehensive loss	$(63,878)	$(24,401)	$(19,970)

The accompanying notes are an integral part of these consolidated financial statements.

BAZAARVOICE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Redeemable Convertible
	Preferred Stock		Common Stock		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at April 30, 2010	27,897	$23,587	17,491	$2	(250)	$—	$4,821	$(35)	$(20,771)	$(15,983)
Accretion of preferred stock to redemption value	—	46	—		—	—	(46)	—	—	(46)
Stock-based expense	—	—	—	—	—	—	4,681	—	—	4,681
Exercise of stock options	—	—	1,276		—	—	2,068	—	—	2,068
Change in foreign currency translation adjustment	—	—	—	—	—	—	—	87	—	87
Net loss			—				—	—	(20,057)	(20,057)

Balance at April 30, 2011	27,897	$23,633	18,767	$2	(250)	$—	$11,524	$52	$(40,828)	$(29,250)
Accretion of preferred stock to redemption value	—	38	—	—	—	—	(38)	—	—	(38)
Conversion of preferred stock	(27,897)	(23,671)	27,897	3	—	—	23,668	—	—	23,671
Issuance of common stock, net of issuance costs	—	—	10,423	1	—	—	112,778	—	—	112,779
Excess tax benefit related to stock-based expense	—	—	—	—	—	—	78	—	—	78
Stock-based expense	—	—	—	—	—	—	7,710	—	—	7,710
Issuance of restricted stock awards	—	—	16	—	—	—	—	—	—	—
Exercise of stock options	—	—	1,677	—	—	—	3,049	—	—	3,049
Change in foreign currency translation adjustment	—	—	—	—	—	—	—	(22)	—	(22)
Change in unrealized loss on investments	—	—	—	—	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	—		—		(24,329)	(24,329)

Balance at April 30, 2012	—	$—	58,780	6	(250)	—	158,769	(20)	(65,157)	93,598
Issuance of stock to acquire PowerReviews	—	—	6,381	1	—	—	119,694	—	—	119,695
Issuance of stock to acquire Longboard Media	—	—	460	—	—	—	5,802	—	—	5,802
Issuance of common stock, net of issuance costs	—	—	3,625	—	—	—	51,943	—	—	51,943
Excess tax benefit related to stock-based expense	—	—	—	—	—	—	510	—	—	510
Stock-based expense	—	—	—	—	—	—	22,453	—	—	22,453
Issuance of restricted stock awards	—	—	50	—	—	—	—	—	—	—
Exercise of stock options and vested restricted stock units	—	—	4,629	—	—	—	11,226	—	—	11,226
Change in foreign currency translation adjustment	—	—	—	—	—	—	—	(96)	—	(96)
Change in unrealized loss on investments	—	—	—	—	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	—	—	—	—	(63,752)	(63,752)

Balance at April 30, 2013	—	$—	73,925	$7	(250)	$—	$370,397	$(146)	$(128,909)	$241,349

The accompanying notes are an integral part of these consolidated financial statements.

BAZAARVOICE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended April, 30
	2013	2012	2011
Operating activities:
Net loss	$(63,752)	$(24,329)	$(20,057)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	10,900	3,108	2,311
Stock-based expense	22,453	7,710	4,681
Revaluation of contingent consideration	(1,000)	—	—
Bad debt expense	2,859	1,083	482
Excess tax benefit related to stock-based expense	(510)	(78)	—
Changes in operating assets and liabilities:
Accounts receivable	(10,749)	(5,566)	(4,974)
Prepaid expenses and other current assets	(1,766)	(1,132)	(1,983)
Other non-current assets	(432)	(298)	94
Accounts payable	974	808	419
Accrued expenses and other current liabilities	13,283	5,176	3,284
Deferred revenue	8,633	13,432	15,049
Other liabilities, long-term	(2,699)	(234)	47

Net cash used in operating activities	(21,806)	(320)	(647)
Investing activities:
Acquisitions, net of cash acquired	(60,750)	—	—
Purchases of property, equipment and capitalized internal-use software development costs	(10,853)	(5,119)	(2,282)
Purchases of short-term investments	(90,828)	(50,884)	—
Proceeds from maturities of short-term investments	61,310	—
Proceeds from sale of short-term investments	10,032	—	—
Increase in restricted cash	—	(250)	—

Net cash used in investing activities	(91,089)	(56,253)	(2,282)
Financing activities:
Proceeds from initial public offering, net of offering costs	—	112,778	—
Proceeds from follow-on stock offering, net of costs	51,943	—	—
Proceeds from exercise of stock options	11,226	3,049	2,068
Excess tax benefit related to stock-based expense	510	78	—

Net cash provided by financing activities	63,679	115,905	2,068
Effect of exchange rate fluctuations on cash and cash equivalents	(106)	(15)	(125)

Net change in cash and cash equivalents	(49,322)	59,317	(986)
Cash and cash equivalents at beginning of period	74,367	15,050	16,036

Cash and cash equivalents at end of period	$25,045	$74,367	$15,050

Supplemental disclosure of other cash flow information:
Cash paid for income taxes	$440	$330	523
Supplemental disclosure of non-cash investing and financing activities:
Purchase of intangible asset recorded in accrued expenses and other current liabilities	$705	$—	$—
Accretion of redeemable convertible preferred stock	—	38	46
Issuance of stock for acquisition	125,497	—	—

The accompanying notes are an integral part of these consolidated financial statements.

BAZAARVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

Bazaarvoice, Inc. (“Bazaarvoice” or the “Company”) connects businesses together to amplify the authentic voices of people where they shop. Bazaarvoice, which literally means “voice of the marketplace,” was founded on the premise that online word of mouth is critical to consumers and businesses because of its influence on purchasing decisions, both online and offline. The Company’s technology platform channels these voices into the places that influence purchase decisions, helping clients gain access to a wider audience of shoppers. Bazaarvoice helps clients leverage social data derived from online word of mouth content to increase sales, acquire new customers, improve marketing effectiveness, enhance consumer engagement across channels, increase success of new product launches, improve existing products and services, effectively scale customer support, decrease product returns and enable retailers to launch and manage on-site advertising solutions and site monetization strategies.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

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

Foreign Currency Translation

The U.S. dollar is the reporting currency for all periods presented. The functional currency of the Company’s foreign subsidiaries is generally the local currency. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average rate during the period. Equity transactions are translated using historical exchange rates. Adjustments resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in net loss for the period. The Company recognized net foreign currency gains(losses) of $0.4 million, $(0.4) million and $0.2 million for fiscal years 2013, 2012 and 2011, respectively.

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

Derivative contracts were not material as of April 30, 2013 and 2012. The Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.

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

Level 3: Inputs that are unobservable in the marketplace which require the Company to develop its own assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments acquired with an original maturity of three months or less at the date of purchase and readily convertible to known amounts of cash to be cash equivalents. Cash and cash equivalents are deposited with banks in demand deposit accounts. Cash equivalents are stated at cost, which approximates market value, because of the short maturity of these instruments.

Short-term Investments

Short-term investments consist of U.S. treasury securities and agency securities that are a guaranteed obligation of the U.S. Government and are classified as available-for-sale securities. The Company may or may not hold securities with stated maturities greater than one year until maturity. After consideration of its risks versus reward objectives, as well as its liquidity requirements, the Company may sell these securities prior to their stated maturities. As the Company views these securities as available to support current operations, it has classified all available-for-sale securities as short-term. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. For the periods presented, realized and unrealized gains and losses on investments were not material. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other-than-temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment. There have been no impairment charges recognized related to short-term investments for the fiscal years ended April 30, 2013, 2012 or 2011.

Restricted Cash

The Company’s restricted cash consists of a standby letter of credit under its Pledge and Security Agreement for corporate credit card services, secured by its money market account. (see Note 9)

Accounts Receivable

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

The allowance for doubtful accounts was $2.7 million and $0.8 million at April 30, 2013 and 2012, respectively.

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

Goodwill, Intangible Assets, Long-Lived Assets and Impairment Assessments

The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during the fourth quarter or more often if and when circumstances indicate that goodwill may not be recoverable.

Intangible assets are amortized over their useful lives. Each period the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets then the Company will recognize an impairment charge.

The Company evaluates the recoverability of its long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value.

Comprehensive Loss

Comprehensive loss is comprised of net loss, unrealized investment gains and losses and cumulative foreign currency translation adjustments, net of tax. The accumulated comprehensive loss as of April 30, 2013 and 2012 was primarily due to unrealized losses on short-term investments and foreign currency translation adjustments.

Revenue Recognition.

In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

The Company generates revenue primarily from sales of the following services,

SaaS

The Company generates SaaS revenue principally from the sale of subscriptions to its hosted social commerce platform and sells its application services pursuant to service agreements that are generally one year in length. The client does not have the right to take possession of the software supporting the application service at any time, nor do the arrangements contain general rights of return. The Company accounts for these arrangements by recognizing the arrangement consideration for the application service ratably over the term of the related agreement, commencing upon the later of the agreement start date or when all revenue recognition criteria have been met.

Media

Media revenue consists primarily of fees charged to advertisers when their advertisements are displayed on websites owned by various third-parties (“Publishers”). The Company has revenue sharing agreements with these Publishers. The Company receives a fee from the advertisers and pays the Publishers based on their contractual revenue-share. Media revenues earned from the advertisers are recognized on a net basis as the Company has determined that it is acting as an agent in these transactions.

The Company’s agreements do not currently combine SaaS and Media services.

Deferred Revenue

Deferred revenue consists of billings or payments in advance of revenue recognition and is recognized as revenue recognition criteria are met. The Company invoices clients in a variety of installments and, consequently, the deferred revenue balance does not represent the total contract value of its non-cancelable subscription agreements. Deferred revenue that will be recognized during the succeeding 12 month period is recorded as current deferred revenue and the remaining portion is recorded as non-current deferred revenue.

Cost of Revenue

Cost of revenue consists primarily of personnel costs and related expenses together with allocated overhead costs, including depreciation and facility and office related expenses, associated with employees and contractors who provide our subscription services. Cost of revenue also includes co-location and related telecommunications costs, fees paid to third parties for resale arrangements, amortization of developed technology and amortization of capitalized internal-use software development costs incurred in connection with its application services.

Treasury Stock

Shares of common stock repurchased by the Company and held in treasury are recorded at cost as treasury stock and result in a reduction of stockholders’ equity.

Stock-Based Expense

The Company records stock-based compensation expense based upon the fair value for all stock options issued to all persons to the extent that such options vest. The fair value of each award is calculated by the Black-Scholes option pricing model. The Company recognizes stock-based expense on a straight-line basis over the respective vesting period. The Company recognizes stock-based expense for shares issued pursuant to its Employee Stock Purchase Plan (“ESPP”) on a straight-line basis over the offering period of six months. The Company includes an estimated effect of forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of the awards. Stock-based expense was $22.5 million, $7.7 million and $4.7 million for the years ended April 30, 2013, 2012 and 2011, respectively.

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

Recent Accounting Pronouncements

Goodwill

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2011-08, “Intangibles – Goodwill and Other: Testing Goodwill for Impairment,” (“ASU 2011-08”) which simplifies the periodic testing of goodwill for impairment. This guidance will allow companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test required under current accounting standards. This guidance was effective for the Company’s annual goodwill impairment test performed in the fiscal year ending April 30, 2013. The Company adopted ASU 2011-08 in the first quarter of the fiscal year ending April 30, 2013.

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

Foreign Currency Matters

In March 2013, the FASB issued Accounting Standard Update 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” (‘ASU 2013-05’) to address diversity in practice related to the release of cumulative translation adjustments (“CTA”) into earnings upon the occurrence of certain derecognition events. This guidance will be effective for the fiscal year ending April 30, 2014 and is not expected to have a material impact on the Company’s consolidated financial statements.

3. Fair Value of Financial Assets and Liabilities

The following table summarizes the Company’s cash and cash equivalents as of April 30, 2013 and 2012 (in thousands):

	April 30,
	2013	2012
Demand deposit accounts	$16,522	$45,361
Money market funds	1,314	288
U.S. Treasury bills	7,209	7,499
Corporate bonds	—	21,219

Total cash and cash equivalents	$25,045	$74,367

The following table summarizes the Company’s short-term investments as of April 30, 2013 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$9,230	$9	$(4)	$9,235
U.S. Treasury notes	61,140	15	(100)	61,055

Total short-term investments	$70,370	$24	$(104)	$70,290

The following table summarizes the Company’s short-term investments as of April 30, 2012 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$4,510	$—	$(14)	$4,496
U.S. Treasury notes	28,129	—	(31)	28,098
Corporate bonds	18,245	—	(5)	18,240

Total short-term investments	$50,884	$—	$(50)	$50,834

All short-term investments had original maturity dates of less than 12 months at April 30, 2013 and 2012. Realized gains and losses from the sale of short-term investments were not material for the years ended April 30, 2013 and 2012.

The following table summarizes the fair value of the Company’s financial assets and liabilities that were measured on a recurring basis as of April 30, 2013 and 2012 (in thousands):

	Fair Value Measurements at April 30, 2013				Fair Value Measurements at April 30, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$1,314	$—	$—	$1,314	$288	$—	$—	$288
U.S. Treasury bills	7,209	—	—	7,209	7,499	—	—	7,499
Corporate bonds	—	—	—	—	—	21,219	—	21,219

Total cash equivalents	8,523	—	—	8,523	7,787	21,219	—	29,006

Restricted cash	604	—	—	604	500	—	—	500
Short-term investments:
Certificates of deposit	—	9,235	—	9,235	—	4,496	—	4,496
Corporate bonds	—	—	—	—	—	18,239	—	18,239
U.S. Treasury notes	61,055	—	—	61,055	28,099	—	—	28,099

Total short-term investments	61,055	9,235	—	70,290	28,099	22,735	—	50,834

Total assets	$70,182	$9,235	$—	$79,417	$36,386	$43,954	$—	$80,340

Liabilities:
Contingent consideration (see Note 5)	$—	$—	$3,270	$3,270	$—	$—	$—	$—

Total liabilities	$—	$—	$3,270	$3,270	$—	$—	$—	$—

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

4. Property and Equipment and Capitalized Internal-Use Software Development Costs

Property and equipment, including capitalized internal-use software development costs, consisted of the following (in thousands):

	April 30,
	2013	2012
Computer equipment	$3,772	$2,508
Furniture and fixtures	2,457	2,255
Office equipment	1,627	985
Software	1,490	1,151
Capitalized internal-use software development costs	12,230	4,998
Leasehold improvements	5,310	3,894

	26,886	15,791
Less: accumulated depreciation and amortization	(12,293)	(6,923)

	$14,593	$8,868

Depreciation and amortization relating to the Company’s property and equipment for the years ended April 30, 2013, 2012 and 2011 was $2.9 million, $2.1 million and $1.7 million, respectively. Amortization related to the Company’s capitalized internal-use software development costs for the years ended April 30, 2013, 2012 and 2011 was $2.5 million, $1.0 million and $0.6 million, respectively.

5. Business Combinations

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

PowerReviews solutions are offered through two platforms, an enterprise platform that is similar to the Company’s current Conversations platform and an Express platform that provides certain ratings and reviews solutions as a turn-key offering. The Company accounted for the PowerReviews acquisition using the purchase method of accounting.

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

Longboard Media, Inc.

On November 5, 2012, the Company acquired Longboard Media, Inc. (“Longboard Media”) for approximately $26.9 million in cash, 0.5 million shares of the Company’s common stock and future contingent consideration with an acquisition date fair value of $4.3 million. The contingent consideration is payable on Longboard Media’s achievement of certain performance goals as of December 31, 2013. The estimated fair value of contingent consideration was determined using a weighted average probability of various outcomes of achieving the performance goals. Changes in the fair value of this contingent consideration will be recorded in the income statement through the date of payout. At the date of acquisition, the Company estimated that additional contingent consideration of approximately $2.0 million would be paid to certain identified key individuals conditional upon being employed with the Company through December 31, 2013. This additional contingent consideration will be recorded as compensation expense over the period the services are provided. The maximum amount of contingent consideration that can be paid out is capped at $11.0 million.

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
Intangible assets:
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

As of April 30, 2013, the fair value of the contingent consideration included in the purchase consideration, which is recorded in accrued expenses and other current liabilities, was revalued from $4.3 million to $3.3 million. The decrease in fair value of $1.0 million was an offset to general and administrative expense. The fair value of the contingent consideration included in the purchase consideration will continue to be re-measured at the end of each reporting period.

As of April 30, 2013, the additional contingent consideration payable to the identified key individuals conditional upon being employed with the Company, has been re-measured to $1.5 million which will be recorded over the remaining period for which services are provided. As such, the Company has recorded compensation expense of $ 0.6 million for the year ended April 30, 2013.

The Company did not have any contingent consideration as at April 30, 2012.

Pro Forma Adjusted Summary

The results of operations of PowerReviews and Longboard Media have been included in the Company’s consolidated financial statements subsequent to the acquisition date. The following unaudited pro forma adjusted summary for the years ended April 30, 2013 and 2012 assumes that PowerReviews and Longboard Media had been acquired on May 1, 2011 (in thousands, except net loss per share data):

	Year Ended April 30,
	2013	2012
Pro forma adjusted total revenue	$163,827	$120,648
Pro forma adjusted net loss attributable to Bazaarvoice, Inc.	$(58,561)	$(60,152)
Pro forma adjusted net loss per share applicable to common stockholders attributable to Bazaarvoice, Inc.:
Basic and diluted	$(0.83)	$(1.81)

The unaudited pro forma results for the year ended April 30, 2012 include $6.5 million of amortization charges for acquired intangible assets, adjustments of $9.8 million for incremental stock-based expense related to the acceleration of options due to the acquisition, $2.2 million of stock-based expense related to the post-combination service arrangements entered into with the continuing employees and $4.9 million of acquisition costs.

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

6. Goodwill

At April 30, 2013, the Company had goodwill in the amount of $141.8 million. The Company assesses goodwill for impairment annually in the fourth fiscal quarter or more frequently if other indicators of potential impairment arise. There were no indicators of impairment during the year ended April 30, 2013 and no impairment was identified in the Company’s annual assessment.

The following table reflects the changes in goodwill for the year ended April 30, 2013 (in thousands):

Balance, as of April 30, 2012	$—
Increase in goodwill related to PowerReviews acquisition	113,152
Increase in goodwill related to Longboard Media acquisition	28,681

Balance, as of April 30, 2013, net	$141,833

7. Acquired Intangible Assets, net

On December 1, 2012, the Company closed an agreement to purchase customer contracts operated in Europe by Shopzilla, Inc. (“Shopzilla”) using PowerReviews technology under a license agreement between Shopzilla and PowerReviews. The Company determined that the transaction does not constitute a business combination. The entire purchase price of $4.7 million was allocated to a customer relationship intangible asset as the intent of the purchase was to gain access to Shopzilla’s contractual customer relationships. Cash remitted on the date of purchase was $4.2 million, and $0.5 million of the purchase price has been recorded as a holdback liability recorded in accrued expenses and other current liabilities. On March 1, 2013, the Company purchased additional customer contracts from Shopzilla for $0.2 million. The useful life of the acquired contractual customer relationships was determined to be ten years.

Acquired intangible assets, net as of April 30, 2013 from business combinations (see Note 5) and the intangible asset purchase described above are as follows (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value
Customer relationships	$51,238	$(3,924)	$47,314
Developed technology	5,400	(1,590)	3,810
Domain name (indefinite useful life)	800	—	800

	$57,438	$(5,514)	$51,924

For the year ended April 30, 2013, the Company incurred amortization expense on acquired intangible assets of $5.5 million, of which $1.6 million was included in cost of revenue. The Company did not have any acquired intangible assets at April 30, 2012, nor did it incur any amortization expense for acquired intangible assets for the year ended April 30, 2012.

8. Accrued Expenses and Other Current Liabilities

Accrued liabilities, including other liabilities, consisted of the following (in thousands):

	April 30,
	2013	2012
Accrued compensation	$10,252	$5,926
Accrued taxes	5,883	1,288
Accrued other liabilities	16,255	5,511

	$32,390	$12,725

In October 2009 the Company signed a new lease agreement in Austin, Texas to expand its corporate headquarters. In conjunction with the lease signing, the Company received $2.9 million of leasehold improvement incentives. In February 2012 the Company signed a lease for additional space at its current corporate headquarters and received $0.6 million of additional leasehold improvement incentives. The Company has also signed leases for office premises at various other locations and has received rent-free periods as lease incentives. These were recorded as a liability and are being amortized over the term of the lease as a reduction to rent expense. As of April 30, 2013, $0.7 million of the lease incentive liability was included within accrued rent and $2.3 million of lease incentive liability was included in other liabilities, long term.

9. Debt

On July 18, 2007, the Company entered into a loan and security agreement (“Loan Agreement”) with a financial institution, which was most recently amended in November 2012. As amended, the Loan Agreement provides for a revolving line of credit with a borrowing capacity of up to the lesser of (a) $30.0 million or (b) 100% of eligible monthly service fees as defined in the Loan Agreement, inclusive of any amounts outstanding under the $2.7 million sublimit for corporate credit card and letter of credit services. The revolving line of credit expires on January 31, 2015 with all advances immediately due and payable. The revolving line of credit bears interest at the prime based rate as defined in the Loan Agreement except during any period of time during which, in accordance with the Loan Agreement, the line bears interest at the daily adjusting LIBOR rate. Borrowings under the revolving line of credit are collateralized by substantially all assets of the Company and of its U.S. subsidiaries. The Loan Agreement contains certain financial and nonfinancial covenants. As at April 30, 2013 and 2012, the Company had drawn down $2.0 million and $2.2 million, respectively, in the form of letter of credits as security deposits for its leased corporate headquarters. The unused balance of the revolving line of credit was $28.0 million and $27.8 million as of April 30, 2013 and April 30, 2012, respectively. As of April 30, 2013, the Company was not originally in compliance with one of the financial covenants. On June 6, 2013, the

Company executed an eighth amendment to the Loan Agreement to revise the financial covenant effective April 28, 2013. As a result of this revision the Company was in compliance with all its financial covenants as of April 30, 2013. (See Note 20) The Company was in compliance with all financial and non-financial covenants as of April 30, 2012.

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

10. Redeemable Convertible Preferred Stock

In February 2012, upon the consummation of the Company’s initial public offering, all 27,897,031 outstanding shares of our redeemable convertible preferred stock automatically converted into shares of common stock, in accordance with the terms of our certificate of incorporation.

11. Common Stock

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

12. Stock Options

2005 Stock Plan

On June 14, 2005, the Company adopted the Bazaarvoice, Inc. 2005 Stock Plan (the “2005 Plan”). The 2005 Plan provided in part that incentive and non-qualified stock options, as defined by the Internal Revenue Code of 1986, as amended, to purchase shares of the Company’s common stock could be granted to employees, directors and consultants. Stock purchase rights could also be granted under the 2005 Plan. The Company’s ability to grant any future equity awards under the 2005 Plan was terminated in January 2012. As of April 30, 2013, options to purchase 6,843,506 shares of common stock were outstanding under the 2005 Plan. Accordingly, the Company has reserved 6,843,506 shares of common stock to permit the exercise of 2005 Plan options outstanding. The Company’s 2005 Plan will continue to govern the terms and conditions of outstanding equity awards that were granted under the 2005 Plan.

2012 Stock Plan

On January 17, 2012, the Company adopted the Bazaarvoice, Inc. 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan was adopted to replace the 2005 Plan and also gives the Company the ability to grant restricted stock and performance related stock. As of April 30, 2013, options to purchase 3,247,038 shares of common stock were outstanding under the 2012 Plan. As of April 30, 2013, the Company had reserved 3,247,038 shares of common stock under the 2012 Plan. All equity awards granted following the Company’s initial public offering were granted under the 2012 Plan.

Under the 2012 Plan incentive stock options may be issued at an exercise price equal to at least 100% of the fair market value of the Company’s common stock at the option grant date. No portion of any incentive stock option may be exercised after the expiration date. However, if an employee owns or is deemed to own more than 10% of the combined voting power of all classes of stock of the Company and an incentive stock option is granted to such employee, the term of such incentive stock option will be no more than five years from the date of grant or such shorter term as may be provided in the option agreement and the exercise price must be at least 110% of the fair market value on the date of grant. The maximum term of options issued under the 2012 Plan is ten years. Options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest monthly thereafter. The Company also grants restricted stock, restricted stock units (“RSUs”) which generally vest annually over a four-year period.

Employee Stock Purchase Plan (“ESPP”)

The 2012 Plan also established an ESPP. Under the Company’s ESPP, employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the first trading day of offering period or (ii) the last day of the offering period, subject to a plan limit on the number of shares that may be purchased in a purchase period. The offerings under the ESPP commenced, beginning with a six month offering period starting in March 2013. As of April 30, 2013, the Company has 1,137,123 shares of its common stock reserved for future issuance under this plan. As of April 30, 2013, $0.3 million has been held on behalf of employees for future purchases under the plan and is recorded in accrued expenses and other current liabilities.

PowerReviews, Inc. 2005 Equity Incentive Plan

As part of the June 2012 acquisition of PowerReviews, the Company assumed certain outstanding stock options granted under the PowerReviews, Inc. 2005 Equity Incentive Plan (the “PowerReviews Plan”). Following the acquisition, the assumed options continue to be subject to the terms of the PowerReviews Plan and individual award agreements except (i) the assumed options became exercisable for shares of the Company’s common stock, (ii) the number of shares and exercise price of each option was be adjusted pursuant to an exchange ratio established in the acquisition and (iii) assumed options would not be exercisable prior to vesting. As of April 30, 2013, options to purchase 738,645 shares of common stock were outstanding under the PowerReviews Plan. Accordingly, the Company has reserved 738,645 shares of common stock to permit the exercise of PowerReviews Plan options outstanding. The Company will not grant any new awards under the PowerReviews Plan.

Stock-Based Expense

The Company estimates the fair value of options granted using the Black-Scholes option pricing model. Since the Company was a private entity prior to our initial public offering in February 2012 with little historical data regarding the volatility of the common stock price, the Company bases the expected volatility on the historical volatility of comparable companies from a representative industry peer group. The expected volatility of options granted is determined using an average of the historical volatility measures of this peer group. The volatility for ESPP is based on the historical volatility of the company’s common stock. As allowed under current guidance, the Company has elected to apply the “simplified method” in developing the estimate of expected life for “plain vanilla” stock options by using the midpoint between the graded vesting period and the contractual termination date as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The Company has not paid and does not anticipate paying cash dividends on the common stock; therefore, the expected dividend yield was assumed to be zero. The risk-free interest rate assumption is based on observed market interest rates appropriate for the term of the Company’s employee options.

The fair value of the Company’s options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year Ended April 30,
	2013	2012	2011
Expected volatility	54% - 55%	55% - 58%	58% - 62%
Risk-free interest rate	0.83% - 1.40%	1.05% - 2.14%	1.75% - 2.75%
Expected term (in years)	5.94 - 6.25	5.75 - 6.25	6.00 - 6.25
Dividend yield	0%	0%	0%

The fair value of the Company’s ESPP was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year Ended April 30,
	2013	2012	2011
Expected volatility	36% - 37%	—	—
Risk-free interest rate	0.10% - 0.11%	—	—
Expected term (in years)	0.50	—	—
Dividend yield	0%	—	—

Stock Option Activity

Stock option activity was as follows (number of options in thousands):

	Number of Options	Weighted Average Exercise Price
Balance as of April 30, 2011	11,691	$3.02
Options granted	2,932	9.41
Options exercised	(1,677)	1.82
Options forfeited	(863)	5.33

Balance as of April 30, 2012	12,083	4.57
Options granted	5,053	8.43
Options exercised	(4,597)	2.45
Options forfeited	(1,710)	7.49

Balance as of April 30, 2013	10,829	$6.83

Options vested and exercisable as of April 30, 2013	5,481	$4.12

The summary of stock options as of April 30, 2013 was as follows (number of options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.00 - $0.03	47	$0.00	2.13	47	$0.00	2.13
$0.03 - $0.12	66	$0.05	2.82	66	$0.05	2.82
$0.16 - $0.49	110	$0.30	3.36	110	$0.30	3.36
$0.84 - $1.83	350	$1.80	4.64	350	$1.80	4.64
$2.17 - $4.13	2,778	$2.81	6.19	2,534	$2.79	6.08
$4.20 - $6.54	2,932	$5.14	7.81	1,631	$4.78	7.36
$6.58 - $12.00	2,694	$9.28	8.92	712	$9.20	8.43
$12.60 - $18.67	1,852	$13.70	9.37	31	$16.82	9.00

	10,829	$6.83	7.73	5,481	$4.12	6.56

The weighted-average grant date fair value of options granted during the fiscal years ended April 30, 2013, 2012, and 2011 was $5.75, $5.14 and $2.81, respectively.

The aggregate intrinsic value of options exercised during the fiscal years ended April 30, 2013, 2012, and 2011 was $42.8 million, $10.8 million and $4.6 million, respectively.

The Company’s stock-based expense was $22.5 million $7.7 million and $4.7 million for the years ended April 30, 2013 2012 and 2011, respectively. Included in stock-based expense for the year ended April 30, 2013 was $9.8 million related to the acceleration of vesting of stock options for former PowerReviews executives on the completion of the acquisition. As of April 30, 2013, total unrecognized stock-based expense, adjusted for estimated forfeitures, related to stock options was $22.5 million, which is expected to be recognized over the next 2.88 years.

Restricted Stock Activity

Restricted stock activity was as follows (number of restricted shares in thousands):

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Balance as of April 30, 2011	—	$—
Restricted shares granted	16	18.67
Restricted shares vested	—	—
Restricted shares forfeited	—	—

Balance as of April 30, 2012	16	$18.67
Restricted shares granted	1,251	11.14
Restricted shares vested	(67)	15.59
Restricted shares forfeited	(105)	14.71

Balance as of April 30, 2013	1,095	$10.63

As of April 30, 2013, total unrecognized stock-based expense adjusted for estimated forfeitures, related to restricted stock was $9.0 million, which is expected to be recognized over the next 3.23 years.

Other Stock-Related Expenses

During an evaluation of its equity systems and implementation of additional internal controls to comply with the provisions of Section 404 of the Sarbanes-Oxley Act during year ended April 30, 2013, the Company identified certain non-qualified stock option grants that were improperly classified as incentive stock options in its financial systems. As a result of these classification differences, the Company has recorded an estimated liability for $2.2 million for taxes, interest and related items in general and administrative expense. These classification differences did not have a material impact on stock-based expenses for the years ended April 30, 2013, 2012 and 2011. The Company also determined that the estimated liability did not have a material impact on the financial statements for prior periods.

13. Net Loss Per Share Applicable To Common Stockholders

The following table sets forth the computations of loss per share applicable to common stockholders for the years ended April 30, 2013, 2012 and 2011 (in thousands, except per share data):

	Year Ended April 30,
	2013	2012	2011
Net loss	$(63,752)	$(24,329)	$(20,057)
Less accretion of redeemable convertible preferred stock	—	(38)	(46)

Net loss applicable to common stockholders	$(63,752)	$(24,367)	$(20,103)

Net loss per share applicable to common stockholders, basic and diluted	$(0.92)	$(0.92)	$(1.13)
Weighted average number of shares outstanding, basic and diluted	69,336	26,403	17,790
Potentially dilutive securities (1):
Outstanding stock options	5,718	6,241	3,941
Redeemable convertible preferred shares	—	22,714	27,897
Restricted shares	67	1	—

(1)	The impact of potentially dilutive securities on earnings per share is anti-dilutive in a period of net loss.

All of the outstanding shares of redeemable convertible preferred stock were automatically converted into shares of common stock upon the consummation of the Company’s initial public offering.

14. Income Taxes

U.S. and international components of loss before income taxes were as follows (in thousands):

	Year Ended April 30,
	2013	2012	2011
U.S.	$(66,762)	$(24,711)	$(20,378)
International	1,863	1,193	882

Loss before income taxes	$(64,899)	$(23,518)	$(19,496)

Income tax expense (benefit) is composed of the following (in thousands):

	Year Ended April 30,
	2013	2012	2011
Current:
Federal	$—	$—	$—
State	956	350	256
International	518	767	233

Total	1,474	1,117	489
Deferred:
Federal	(16,705)	(7,488)	(6,183)
State	9	1	1
International	(90)	(282)	72

Total	(16,786)	(7,769)	(6,110)
Change in valuation allowance	14,165	7,463	6,182

Provision for (benefit from) income taxes	$(1,147)	$811	$561

The difference between the tax expense (benefit) derived by applying the Federal statutory income tax rate to net losses and the expense recognized in the financial statements is as follows (in thousands):

	Year Ended April 30,
	2013	2012	2011
U.S. federal taxes at statutory rate	$(22,066)	$(7,996)	$(6,629)
State tax provision	275	237	152
Foreign tax rate differentials	(185)	(110)	(48)
Research and development credit	(1,198)	(613)	(586)
Non-deductible transaction costs	3,956	—	—
Stock options	3,752	1,448	1,209
Permanent differences and other	154	382	281
Change in valuation allowance	14,165	7,463	6,182

Provision for (benefit from) income taxes	$(1,147)	$811	$561

As of April 30, 2013, 2012 and 2011, the Company had federal net operating loss carry-forwards of $148.5 million, $49.1 million and $29.3 million and research and development credit carry-forwards of $2.9 million, $1.4 million and $1.0 million, respectively, which will begin expiring in 2026 if not utilized. At April 30, 2013, the Company had $21.9 million of excess stock based compensation tax deductions that have not been used to reduce income taxes payable.

As of April 30, 2013, the Company had state net operating loss carryforwards of $46.2 million, which will begin expiring in 2015 if not utilized, and research and development credits of $0.4 million, which will not expire.

The components of the net deferred tax amounts recognized in the accompanying consolidated balance sheets are (in thousands):

	Year Ended April 30,
	2013	2012
Deferred tax assets:
Bad debts	$761	$268
Other accruals	2,158	598
Charitable contributions	216	119
Stock options	3,476	1,520
State tax credit	15	16
Net operating losses	45,309	15,412
Research and development credit	3,169	1,355
Deferred rent	1,045	1,099
Deferred revenue	1,694	1,824

Total deferred tax assets	57,843	22,211
Less valuation allowance	(37,902)	(19,854)

Net deferred tax assets	19,941	2,357
Deferred tax liability:
Intangible assets	(16,756)	—
Depreciation	(3,152)	(2,116)

Total deferred tax liability	(19,908)	(2,116)

Total net deferred tax assets	$33	$241

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of April 30, 2013 and 2012, the Company had net deferred tax assets of $19.9 million and $2.4 million, respectively.

Utilization of the net operating losses and tax credit carry-forwards may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss and tax credit carry-forwards before utilization.

The Company has established a valuation allowance equal to the net deferred tax asset in the U.S. due to uncertainties regarding the realization of the deferred tax assets based on the Company’s lack of earnings history. During the year ended April 30, 2013, the Company recorded a tax benefit of $2.5 million resulting from a reduction in the valuation allowance associated with the Longboard Media acquisition. The valuation allowance increased by $18.0 million and $7.5 million during the years ended April 30, 2013 and 2012, respectively.

Deferred U.S. income taxes and foreign withholding taxes are not provided on the undistributed cumulative earnings of foreign subsidiaries because those earnings are considered to be permanently reinvested in those operations. The permanently reinvested undistributed earnings were $3.7 million, $2.7 million and $1.0 million as of April 30, 2013, 2012 and 2011, respectively. The tax impact resulting from a distribution of these earnings would be $1.3 million, $0.9 million and $0.3 million for the years ended April 30, 2013, 2012 and 2011, respectively, based on the U.S. statutory rate of 34 percent.

The Company recognizes interest related to unrecognized tax benefits and penalties as income tax expense. During the years ended April 30, 2013 and 2012, the Company recognized immaterial amounts in interest and penalties, respectively. The Company had an immaterial amount accrued for the payment of interest and penalties as of April 30, 2013 and 2012. The Company does not anticipate a material change in unrecognized tax benefits in the next twelve months.

The aggregate changes in the balance of unrecognized tax benefits were as follows (in thousands):

	Year Ended April 30,
	2013	2012	2011
Unrecognized tax benefits as of May 1,	$539	$369	$174
Tax positions related to prior periods:
Gross increases	862	9	—
Gross decreases	—	(68)	—
Tax positions related to current period:
Gross increases	330	232	195
Gross decreases	—	—	—
Lapse of statute of limitations	(2)	(3)	—

Balance as of April 30,	$1,729	$539	$369

As of April 30, 2013, the total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $1.6 million.

The Company is subject to taxation in the U.S., various state, and foreign jurisdictions. As of April 30, 2013, the Company’s fiscal years 2005 forward are subject to examination by the U.S. tax authorities and in material state jurisdictions due to loss carry-forwards, and fiscal years 2010 forward are subject to examination in material foreign jurisdictions.

15. Commitments and Contingencies

Aggregate future lease commitments

The Company has non-cancelable operating leases for office space. The Company recognizes expense on a straight-line basis and records the difference between recognized rental expense and amounts payable under the lease as deferred rent.

Future minimum lease payments, by year and in aggregate, under non-cancelable operating leases consist of the following as of April 30, 2013 (in thousands):

Fiscal year ended April 30,
2014	$4,616
2015	4,409
2016	3,059
2017	1,483
2018	895
Thereafter	—

$14,462

Rent expense for the years ended April 30, 2013, 2012 and 2011, was $4.1 million, $1.7 million and $1.3 million, respectively.

Legal proceedings and other contingencies

The Company reviews the status of each matter and records a provision for a liability when it is considered both probable that a liability has been incurred and that the amount of the loss can be reasonably estimated. These provisions are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, the Company assesses whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a loss may be incurred, the Company discloses the estimate of the amount of loss or range of losses, discloses that the amount would not have a material effect on the Company’s consolidated financial statements (if applicable) or discloses that an estimate of the possible loss or range of loss cannot be made. Legal fees are recognized as incurred when the legal services are provided, and therefore are not recognized as a part of a loss contingency accrual.

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

On March 12, 2013, a purported shareholder derivative action was filed in the Texas State District Court for Travis County, Texas against certain of the Company’s officers and directors, former officers and directors, and against the Company as nominal defendant. The complaint in this matter alleges corporate waste, breaches of fiduciary duties and breaches of the Company’s corporate policies in connection with the acquisition of PowerReviews and certain of the Company’s officers’ and directors’ sales of shares of the Company’s stock. The complaint requests declaratory judgment, a disgorgement of $91.4 million in proceeds received from such sales of the Company’s stock, unspecified damages on behalf of the Company, reasonable attorneys’, accountants’ and experts’ fees, and equitable relief. Due to the early stages of the case, it is not possible to reliably predict the outcome of the case. Therefore, the Company cannot currently estimate the reasonably possible loss or range of loss that could result from the case.

At April 30, 2013, the Company was in the process of assessing the sales tax status of the Bazaarvoice enterprise service offering with sales tax agencies in certain states in which it operates. Based on the limited information received from certain of these states, the Company cannot estimate with certainty which of its service offerings and features these states may determine to be subject to state sales tax. The Company preliminarily estimates that its liability, net of amounts to be recovered from customers, will be between $1.3 million and $3.4 million. The Company has accrued a liability of $2.5 million, representing the best estimate of the amount within this range that will probably be incurred to settle these obligations. The estimated range includes an action plan for recovering the amounts due from the Company’s customers. If it is determined that the portion of the Company’s product offering subject to state sales tax is greater than that used to determine the accrual at April 30, 2013, or if there are changes in our underlying assumptions, then the actual liability incurred will likely approach the higher end of the current estimated range.

16. Employee Benefit Plan

On April 7, 2006, the Company adopted a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. The Company has made no contributions to date.

17. Related Party Transaction

For the year ended April 30, 2013, the Company did not have any material related party transactions.

In August 2011, the Company paid Dev C. Ittycheria, a member of our board of directors, $0.4 million in compensation to reimburse Mr. Ittycheria for taxes associated with the option for 274,993 shares granted to him on January 18, 2010, the exercise price of which was below the fair market value of our common stock at that time.

18. Operating Segment and Geographic Information

The Company defines an operating segment as a component of its business where separate financial information is available and is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer.

The CODM reviews financial information including profit and loss information on a consolidated basis, accompanied by revenue information, for purposes of allocating resources and evaluating financial performance. The Company has one business activity, and there are no segment managers who are held accountable for operations, operating results or components below the consolidated unit level. Accordingly, the Company has determined that it has one operating segment, and therefore, one reportable segment.

Revenue by geography is based on the billing address of the client. The following table presents the Company’s revenue by geographic region for the periods presented (in thousands):

	Year Ended April 30,
	2013	2012	2011
Revenue by geographic location:
Americas(1)	$122,058	$82,851	$51,259
EMEA(2)	$28,600	$19,239	$12,147
Other	$9,638	$4,046	$1,076

	$160,296	$106,136	$64,482

(1)	United States and Canada
(2)	Europe, the Middle East and Africa (“EMEA”)

The Company’s long-lived assets are principally in the United States at April 30, 2013, or 2012.

19. Quarterly Financial Information (Unaudited)

The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters ended April 30, 2013. The Company has prepared the quarterly data on a consistent basis with the audited consolidated financial statements included elsewhere in this report and, in the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended
	Apr 30, 2013	Jan 31, 2013	Oct 31, 2012	Jul 31, 2012	Apr 30, 2012	Jan 31, 2012	Oct 31, 2011	Jul 31, 2011
Revenue	43,330	42,678	38,626	35,662	31,431	27,602	25,015	22,088
Cost of revenue	14,158	14,217	14,099	12,633	10,325	9,514	8,805	7,797

Gross profit	29,172	28,461	24,527	23,029	21,106	18,088	16,210	14,291
Operating expenses:
Sales and marketing	23,003	20,710	17,850	15,322	14,257	12,152	12,125	11,192
Research and development	8,690	8,914	7,948	7,494	6,811	6,059	4,576	3,343
General and administrative	10,744	8,783	7,484	16,196	6,047	5,934	4,815	5,099
Acquisition-related and other	7,441	2,021	1,366	1,384	—	—	—	—
Amortization of acquired intangible assets	1,381	1,165	898	480	—	—	—	—

Total operating expenses	51,259	41,593	35,546	40,876	27,115	24,145	21,516	19,634

Operating loss	(22,087)	(13,132)	(11,019)	(17,847)	(6,009)	(6,057)	(5,306)	(5,343)
Total other income (expense), net	(473)	12	51	(404)	(15)	(337)	(367)	(84)

Net loss before income taxes	(22,560)	(13,120)	(10,968)	(18,251)	(6,024)	(6,394)	(5,673)	(5,427)
Income tax expense (benefit)	584	(2,293)	274	288	343	181	178	109

Net loss	(23,144)	(10,827)	(11,242)	(18,539)	(6,367)	(6,575)	(5,851)	(5,536)

Basic and diluted net loss per share (applicable to common stockholders)	($0.32)	($0.15)	($0.16)	($0.30)	($0.13)	($0.34)	($0.30)	($0.29)

20. Subsequent Events

On June 6, 2013, the Company executed an eighth amendment effective April 28, 2013 to the Loan Agreement entered into on July 18, 2007 to revise one of the financial covenants pertaining to the Company’s revolving line of credit. (See Note 9)

BAZAARVOICE, INC.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Additions	Deductions	Ending Balance
Allowance for doubtful accounts, customer and other:
Year Ended April 30, 2013	$788	3,042	(1,162)	$2,668
Year Ended April 30, 2012	$381	1,083	(676)	$788
Year Ended April 30, 2011	$228	482	(329)	$381

Valuation allowance for deferred tax assets:
Year Ended April 30, 2013	$19,854	20,588	(2,540)	$37,902
Year Ended April 30, 2012	$12,391	7,463	—	$19,854
Year Ended April 30, 2011	$6,209	6,182	—	$12,391

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting and Attestation of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2013 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on that evaluation, management concluded that our internal control over financial reporting was effective as of April 30, 2013.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as we are an “emerging growth company” as of April 30, 2013, as defined in the recently enacted Jumpstart Our Business Startups Act of 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal year ended April 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

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

Additional information required by this item is incorporated by reference from our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the 2013 fiscal year, all of which information is hereby incorporated by reference in and made part of, this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the 2013 fiscal year, all of which information is hereby incorporated by reference in and made part of, this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the 2013 fiscal year, all of which information is hereby incorporated by reference in and made part of, this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the 2013 fiscal year, all of which information is hereby incorporated by reference in and made part of, this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the 2013 fiscal year, all of which information is hereby incorporated by reference in and made part of, this Annual Report on Form 10-K.

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

BAZAARVOICE, INC. (Registrant)
Date: July 3, 2013	By:	/s/ Stephen R. Collins

Stephen R. Collins Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen R. Collins and James R. Offerdahl, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Bazaarvoice, Inc., and any or all amendments (including post-effective amendments) thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ Stephen R. Collins Stephen R. Collins	Chief Executive Officer (principal executive officer)	July 3, 2013

/s/ James R. Offerdahl James R. Offerdahl	Chief Financial Officer (principal financial officer and principal accounting officer)	July 3, 2013

/s/ Abhishek Agrawal Abhishek Agrawal	Director	July 3, 2013

/s/ Neeraj Agrawal Neeraj Agrawal	Director	July 3, 2013

/s/ Sydney L. Carey Sydney L. Carey	Director	July 3, 2013

/s/ Dev C. Ittycheria Dev C. Ittycheria	Director	July 3, 2013

/s/ Brett A. Hurt Brett A. Hurt	Director	July 3, 2013

Signature	Title	Date

/s/ Edward B. Keller Edward B. Keller	Director	July 3, 2013

/s/ Thomas J. Meredith Thomas J. Meredith	Director	July 3, 2013

/s/ Christopher A. Pacitti Christopher A. Pacitti	Director	July 3, 2013

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger by and among the Registrant, PowerReviews, Inc., Peloton Acquisition Corp., Peloton Acquisition LLC, Shareholder Representative Services LLC, as representative of the stockholders of PowerReviews, Inc., and U.S. Bank National Association, as escrow agent dated May 24, 2012	S-1	333-182382	2.1	6/27/2012

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-176506	3.2	8/26/11

3.2	Amended and Restated Bylaws of the Registrant	S-1	333-176506	3.4	8/26/11

4.1	Specimen Common Stock Certificate of the Registrant	S-1	333-176506	4.1	11/17/2011

4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain stockholders, dated February 9, 2010	S-1	333-176506	4.2	8/26/11

4.3	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement among the Registrant and certain stockholders, dated February 9, 2010	S-1	333-176506	4.2.1	2/9/12

10.1+	Form of Indemnification Agreement for directors and officers	S-1	333-176506	10.1	8/26/11

10.2+	2005 Stock Plan, as amended	S-1	333-176506	10.2	2/9/12

10.3+	Form of Stock Option Agreement under 2005 Stock Plan	S-1	333-176506	10.3	8/26/11

10.4+	Form of Stock Option Agreement (Early Exercise) under 2005 Stock Plan	S-1	333-176506	10.4	8/26/11

10.5+	2012 Equity Incentive Plan	S-1	333-176506	10.5	2/9/12

10.6+	Form of Stock Option Award Agreement under 2012 Equity Incentive Plan	S-1	333-176506	10.6	2/9/12

10.7+	Form of Restricted Stock Unit Award Agreement under 2012 Equity Incentive Plan	S-1	333-176506	10.7	2/9/12

10.8+	Form of Restricted Stock Purchase Agreement under 2012 Equity Incentive Plan	S-1	333-176506	10.7.1	2/9/12

10.9+	2012 Employee Stock Purchase Plan	S-1	333-176506	10.8	2/9/12

10.10+	Terms of Employment between the Registrant and Brett A. Hurt, dated June 14, 2005	S-1	333-176506	10.12	8/26/11

10.11+	Offer of Employment between the Registrant and Bryan C. Barksdale, dated July 15, 2010	S-1	333-176506	10.13	8/26/11

10.12+	Offer of Employment between the Registrant and Heather J. Brunner, dated July 7, 2008	S-1	333-176506	10.14	8/26/11

10.13+	Amendment to Offer of Employment between the Registrant and Heather J. Brunner, dated June 30, 2010	S-1	333-176506	10.15	8/26/11

10.14+	Offer of Employment between the Registrant and Stephen R. Collins, dated August 13, 2010	S-1	333-176506	10.16	8/26/11

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.15+	Amended and Restated Offer of Employment between the Registrant and Erin C. Nelson, dated August 16, 2011	S-1	333-176506	10.18	8/26/11

10.16+	Offer of Employment between the Registrant and Ryan D. Robinson, dated April 2, 2012	10-K	001-35433	10.16	6/11/12

10.17+	Board of Directors Offer Letter between the Registrant and Dev C. Ittycheria, dated November 5, 2009	S-1	333-176506	10.24	8/26/11

10.18+	Offer of Employment between the Registrant and Jim Offerdahl, dated January 23, 2013	10-Q	001-35433	10.3	3/14/13

10.19+	Terms of Employment between the Registrant and Stephen Collins	10-Q	001-35433	10.4	3/14/13

10.20+	Offer of Employment between the Registrant and Gene Austin, dated April 15, 2013

10.21	Office Lease Agreement between the Registrant and 3900 San Clemente, L.P., dated July 15, 2009	S-1	333-176506	10.25	8/26/11

10.22	First Amendment to Lease Agreement between the Registrant and 3900 San Clemente, L.P., dated January 19, 2010	S-1	333-176506	10.26	8/26/11

10.23	Second Amendment to Lease Agreement between the Registrant and 3900 San Clemente, L.P., dated February 8, 2010	S-1	333-176506	10.27	8/26/11

10.24	Third Amendment to Lease Agreement between the Registrant and 3900 San Clemente, L.P., dated March 30, 2010	S-1	333-176506	10.28	8/26/11

10.25	Fourth Amendment to Lease Agreement between the Registrant and 3900 San Clemente, L.P., dated May 11, 2011	S-1	333-176506	10.29	8/26/11

10.26	Fifth Amendment to Lease Agreement between the Registrant and 3900 San Clemente, L.P., dated February 27, 2012	10-K	001-35433	10.23	6/11/2012

10.27	Loan and Security Agreement between the Registrant and Comerica Bank, dated July 18, 2007	S-1	333-176506	10.30	8/26/11

10.28	First Amendment to Loan and Security Agreement between the Registrant and Comerica Bank, dated November 30, 2008	S-1	333-176506	10.31	8/26/11

10.29	Second Amendment to Loan and Security Agreement between the Registrant and Comerica Bank, dated July 20, 2009	S-1	333-176506	10.32	8/26/11

10.30	Third Amendment to Loan and Security Agreement between the Registrant and Comerica Bank, dated January 22, 2010	S-1	333-176506	10.33	8/26/11

10.31	Fourth Amendment to Loan and Security Agreement between the Registrant and Comerica Bank, dated September 27, 2010	S-1	333-176506	10.34	8/26/11

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.32	Fifth Amendment to Loan and Security Agreement between the Registrant and Comerica Bank, dated January 31, 2012	S-1	333-176506	10.34.1	2/9/12

10.33	Sixth Amendment to Loan and Security Agreement between the Registrant and Comerica Bank, dated June 19, 2012	S-1	333-182382	10.33	6/27/12

10.34	Seventh Amendment to Loan and Security Agreement between the Registrant, PowerReviews, LLC, Longboard Media, Inc. and Comerica Bank, dated November 5, 2012	10-Q	001-35433	10.1	3/14/13

10.35	Eighth Amendment to Loan and Security Agreement between the Registrant, PowerReviews, LLC, Longboard Media, Inc. and Comerica Bank, entered into as of June 6, 2013 and effective as of April 28, 2013

10.36	Side Letter to Stock Purchase Agreement between the Registrant and General Atlantic Partners 90, L.P. et al., dated February 9, 2012	S-1	333-176506	10.36	2/9/12

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained on signature page hereto)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.

**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.