Form 10-Q
period 2013-07-31
Bazaarvoice Inc
filed 2013-09-04
CIK 1330421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

The number of shares of the registrant’s common stock outstanding as of August 20, 2013 was 74,572,670.

Bazaarvoice, Inc.

Bazaarvoice, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share data)

(unaudited)

	July 31,	April 30,
	2013	2013
Assets
Current assets:
Cash and cash equivalents	$26,740	$25,045
Restricted cash	604	604
Short-term investments	58,053	70,290
Accounts receivable, net of allowance for doubtful accounts of $2,071 and $2,668 as of July 31, 2013 and April 30, 2013, respectively	26,188	29,261
Prepaid expenses and other current assets	6,973	6,632

Total current assets	118,558	131,832
Property, equipment and capitalized internal-use software development costs, net	16,827	14,593
Goodwill	141,833	141,833
Acquired intangible assets, net	50,170	51,924
Other non-current assets	2,271	1,761

Total assets	$329,659	$341,943

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,156	$6,637
Accrued expenses and other current liabilities	34,659	32,390
Deferred revenue	52,973	54,854

Total current liabilities	93,788	93,881
Deferred revenue less current portion	1,498	2,049
Deferred tax liability, long-term	2,032	2,032
Other liabilities, long-term	2,387	2,632

Total liabilities	99,705	100,594
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock – $0.0001 par value; 150,000,000 shares authorized, 74,650,186 shares issued and 74,400,186 shares outstanding as of July 31, 2013; 150,000,000 shares authorized, 73,925,136 shares issued and 73,675,136 shares outstanding at April 30, 2013	7	7
Treasury stock, at cost – 250,000 shares at July 31, 2013 and April 30, 2013	—	—
Additional paid-in capital	376,479	370,397
Accumulated other comprehensive loss	(255)	(146)
Accumulated deficit	(146,277)	(128,909)

Total stockholders’ equity	229,954	241,349

Total liabilities and stockholders’ equity	$329,659	$341,943

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except net loss per share data)

(unaudited)

	Three months ended July 31,
	2013	2012
Revenue	$44,571	$35,662
Cost of revenue	14,299	12,908

Gross profit	30,272	22,754

Operating expenses:
Sales and marketing	21,017	15,361
Research and development	9,116	7,699
General and administrative	8,929	15,677
Acquisition-related and other	7,504	1,384
Amortization of acquired intangible assets	1,304	480

Total operating expenses	47,870	40,601

Operating loss	(17,598)	(17,847)

Other income (expense), net:
Interest income	66	49
Other expense	(59)	(453)

Total other income (expense), net	7	(404)

Loss before income taxes	(17,591)	(18,251)
Income tax expense (benefit)	(223)	288

Net loss	$(17,368)	$(18,539)

Net loss per share:
Basic and diluted	$(0.23)	$(0.30)

Basic and diluted weighted average number of shares outstanding	73,983	62,451

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three months ended July 31,
	2013	2012
Net loss	$(17,368)	$(18,539)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(61)	(70)
Unrealized loss on investments	(48)	(22)

Total other comprehensive loss, net of tax	(109)	(92)

Comprehensive loss	$(17,477)	$(18,631)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance at April 30, 2013	73,925	7	(250)	—	370,397	(146)	(128,909)	241,349
Excess tax benefit related to stock-based expense	—	—	—	—	90	—	—	90
Stock-based expense	—	—	—	—	4,008	—	—	4,008
Exercise of stock options and vested restricted stock units	725	—	—	—	1,984	—	—	1,984
Change in foreign currency translation adjustment	—	—	—	—	—	(61)	—	(61)
Change in unrealized loss on investments	—	—	—	—	—	(48)	—	(48)
Net loss	—	—	—	—	—	—	(17,368)	(17,368)

Balance at July 31, 2013	74,650	$7	(250)	$—	$376,479	$(255)	$(146,277)	$229,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended July 31,
	2013	2012
Operating activities:
Net loss	$(17,368)	$(18,539)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	3,476	1,713
Stock-based expense	4,008	12,338
Bad debt expense	566	153
Excess tax benefit related to stock-based expense	(90)	(82)
Changes in operating assets and liabilities:
Accounts receivable	2,507	1,129
Prepaid expenses and other current assets	(356)	442
Other non-current assets	(523)	57
Accounts payable	(474)	2,086
Accrued expenses and other current liabilities	1,729	(1,044)
Deferred revenue	(2,432)	(276)
Other liabilities, long-term	(239)	201

Net cash used in operating activities	(9,196)	(1,822)
Investing activities:
Acquisitions, net of cash acquired, and purchase of intangible asset	(205)	(30,313)
Purchases of property, equipment and capitalized internal-use software development costs	(3,963)	(3,196)
Purchases of short-term investments	(25,161)	(24,126)
Proceeds from maturities of short-term investments	21,250	277
Proceeds from sales of short-term investments	16,100	—

Net cash provided by (used in) investing activities	8,021	(57,358)
Financing activities:
Proceeds from follow-on stock offering, net of costs	—	52,184
Proceeds from employee stock compensation plans	2,837	780
Excess tax benefit related to stock-based expense	90	82

Net cash provided by financing activities	2,927	53,046
Effect of exchange rate fluctuations on cash and cash equivalents	(57)	(88)

Net change in cash and cash equivalents	1,695	(6,222)
Cash and cash equivalents at beginning of period	25,045	74,367

Cash and cash equivalents at end of period	$26,740	$68,145

Supplemental disclosure of other cash flow information:
Cash paid for income taxes	$357	$236
Supplemental disclosure of non-cash investing and financing activities:
Accrued stock offering costs	$—	$246
Issuance of stock for acquisition	—	119,696

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s significant accounting policies and recent accounting pronouncements are described in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2013, filed on July 3, 2013. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2013, filed on July 3, 2013.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, income taxes, stock-based compensation expense, accrued liabilities, useful lives of property and equipment and capitalized software development costs, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates made by management with respect to these items.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting standards generally accepted in the United States of America (“GAAP”), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the three months ended July 31, 2013 are not necessarily indicative of results that may be expected for the year ending April 30, 2014 or any other period.

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and trade receivables. The Company’s cash and cash equivalents are placed with high-credit-quality financial institutions and issuers, and at times may exceed federally insured limits. The Company has not experienced any loss relating to cash and cash equivalents in these accounts. The Company maintains an allowance for doubtful accounts receivable balances, performs periodic credit evaluations of its clients and generally does not require collateral of its customers.

No single client accounted for 10% or more of accounts receivable as of July 31, 2013. No single client accounted for 10% or more of total revenue for the three months ended July 31, 2013 or 2012.

Revenue Recognition

In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

The Company generates revenue primarily from sales of the following services,

Software as a Service (“SaaS”)

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

Short-term Investments

Short-term investments consist of U.S. treasury securities and agency securities that are a guaranteed obligation of the U.S. Government and are classified as available-for-sale securities. The Company may or may not hold securities with stated maturities greater than one year until maturity. After consideration of its risks versus reward objectives, as well as its liquidity requirements, the Company may sell these securities prior to their stated maturities. As the Company views these securities as available to support current operations, it has classified all available-for-sale securities as short-term. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. For the periods presented, realized and unrealized gains and losses on investments were not material. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other-than-temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment. There have been no impairment charges recognized related to short-term investments for the three months ended July 31, 2013 or 2012.

Restricted Cash

The Company’s restricted cash consists of a standby letter of credit under its Pledge and Security Agreement for corporate credit card services, secured by its money market account. (See Note 7)

Fair Value of Financial Instruments

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

Derivative contracts were not material as of July 31, 2013 and April 30, 2013. The Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.

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

Stock-Based Expense

The Company records stock-based compensation expense based upon the fair value for all stock options issued to all persons to the extent that such options vest. The fair value of each award is calculated by the Black-Scholes option pricing model. The Company recognizes stock-based expense on a straight-line basis over the respective vesting period, net of estimated forfeitures.

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

There have been no significant changes or updates to the Company’s significant accounting policies disclosed in its Annual report on Form 10-K the fiscal year ended April 30, 2013, filed on July 3, 2013.

Reclassification

To conform with the basis of presentation adopted in the current fiscal quarter, the presentation of certain expense line items for the three months ended July 31, 2012 in the condensed consolidated statements of operations has been adjusted to reflect the following;

1)	Bad debt expense of $0.2 million has been reclassified from sales and marketing to general and administrative.

2)	Information technology costs of $0.7 million have been allocated from general and administrative to cost of revenue, sales and marketing, and research and development.

As these are reclassifications between expense categories, there is no impact on the condensed consolidated balance sheet as of April 30, 2013, or the operating loss and net loss as reported on the condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, condensed consolidated statements of changes in stockholder’s equity or the condensed consolidated statements of cash flows for the three months ended July 31, 2012.

Recently Adopted Accounting Pronouncements

Income Taxes

In July 2013, the FASB issued Accounting Standard Update 2013-11, “Presentation of an Unrecognized Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (‘ASU 2013-11’) . ASU 2013-11 requires unrecognized tax benefits to be classified as an offset to deferred tax assets to the extent of any net operating loss carryforwards, similar tax loss carryforwards, or tax credit carryforwards available at the reporting date in the applicable tax jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. This guidance will be effective for the fiscal year ending April 30, 2015 and is not expected to have a material impact on the Company’s consolidated financial statements.

Foreign Currency Matters

In March 2013, the FASB issued Accounting Standard Update 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” (‘ASU 2013-05’) to address diversity in practice related to the release of cumulative translation adjustments into earnings upon the occurrence of certain derecognition events. This guidance is effective for the fiscal year ending April 30, 2014 and is not expected to have a material impact on the Company’s consolidated financial statements.

3. Fair Value of Financial Assets and Liabilities

The following table summarizes the Company’s cash and cash equivalents as of July 31, 2013 and April 30, 2013 (in thousands):

	July 31,	April 30,
	2013	2013
Demand deposit accounts	$21,486	$16,522
Money market funds	5,254	1,314
U.S. Treasury bills	—	7,209

Total cash and cash equivalents	$26,740	$25,045

The following table summarizes the Company’s short-term investments as of July 31, 2013 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$10,210	$5	$(8)	$10,207
U.S. Treasury notes	47,898	8	(60)	47,846

Total short-term investments	$58,108	$13	$(68)	$58,053

The following table summarizes the Company’s short-term investments as of April 30, 2013 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$9,230	$9	$(4)	$9,235
U.S. Treasury notes	61,140	15	(100)	61,055

Total short-term investments	$70,370	$24	$(104)	$70,290

All short-term investments have original maturity dates of less than 12 months as of July 31, 2013 and April 30, 2013.

The following table summarizes the fair value of the Company’s financial assets and liabilities that were measured on a recurring basis as of July 31, 2013 and April 30, 2013 (in thousands):

	Fair Value Measurements at July 31, 2013				Fair Value Measurements at April 30, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$5,254	$—	$—	$5,254	$1,314	$—	$—	$1,314
U.S. Treasury bills	—	—	—	—	7,209	—	—	7,209

Total cash equivalents	5,254	—	—	5,254	8,523	—	—	8,523

Restricted cash	604	—	—	604	604	—	—	604
Short-term investments:
Certificates of deposit	—	10,207	—	10,207	—	9,235	—	9,235
U.S. Treasury notes	47,846	—	—	47,846	61,055	—	—	61,055

Total short-term investments	47,846	10,207	—	58,053	61,055	9,235	—	70,290

Total assets	$53,704	$10,207	$—	$63,911	$70,182	$9,235	$—	$79,417

Liabilities:
Contingent consideration (1)	$—	$—	$3,270	$3,270	$—	$—	$3,270	$3,270

Total liabilities	$—	$—	$3,270	$3,270	$—	$—	$3,270	$3,270

The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months ended July 31, 2013 and 2012, there were no non-recurring fair value measurements of assets or liabilities.

(1)

On November 5, 2012, the Company acquired Longboard Media, Inc. (“Longboard Media”) for approximately $26.9 million in cash, 0.5 million shares of the Company’s common stock and future contingent consideration with an acquisition date fair value of $4.3 million. The contingent consideration is payable on Longboard Media’s achievement of certain performance goals as of December 31, 2013. The estimated fair value of contingent consideration was determined using a weighted average probability of various outcomes of achieving the performance goals. Changes in the fair value of this contingent consideration are recorded in the income statement through the date of payout.

As of July 31, 2013 and April 30, 2013, the fair value of the contingent consideration included in the purchase consideration, which is recorded in accrued expenses and other current liabilities, was $3.3 million. The fair value of the contingent consideration included in the purchase consideration will continue to be re-measured at the end of each reporting period.

At April 30, 2013, the additional contingent consideration payable to the identified key individuals conditional upon being employed with the Company, was re-measured to $1.5 million which is being recorded over the remaining period for which services are provided. As of July 31, 2013, the Company has accrued $1.0 million for this additional contingent consideration.

4. Goodwill

As of July 31, 2013 and April 30, 2013, the Company had goodwill in the amount of $141.8 million. The Company assesses goodwill for impairment annually in the fourth fiscal quarter, or more frequently if other indicators of potential impairment arise. There were no indicators of impairment as of July 31, 2013.

5. Acquired Intangible Assets, net

Acquired intangible assets, net as of July 31, 2013 are as follows (in thousands):

	Gross Fair	Accumulated	Net Book
	Value	Amortization	Value
Customer relationships	$51,238	$(5,228)	$46,010
Developed technology	5,400	(2,040)	3,360
Domain name (indefinite useful life)	800	—	800

	$57,438	$(7,268)	$50,170

Acquired intangible assets, net as of April 30, 2013 are as follows (in thousands):

	Gross Fair	Accumulated	Net Book
	Value	Amortization	Value
Customer relationships	$51,238	$(3,924)	$47,314
Developed technology	5,400	(1,590)	3,810
Domain name (indefinite useful life)	800	—	800

	$57,438	$(5,514)	$51,924

The expected future amortization expense for intangible assets for each of the fiscal years ended thereafter is as follows (in thousands):

Fiscal period:
Remaining nine months of Fiscal 2014	$5,262
Fiscal 2015	7,017
Fiscal 2016	5,309
Fiscal 2017	5,085
Fiscal 2018	5,085
Thereafter	21,612

Total amortization expense (Customer relationships and Developed Technology)	$49,370

6. Income Taxes

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

The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items occurring in the period. The Company’s effective tax rate for the three months ended July 31, 2013 was 1.3 percent compared to (1.6) percent for the three months ended July 31, 2012. During the three months ended July 31, 2013, a benefit of $0.4 million was recorded as an item related to a 2013 Texas state research and development credit, which was enacted in the current fiscal quarter. The negative effective tax rate for the three months ended July 31, 2012, was primarily attributable to estimated foreign and state income tax expense compared to consolidated pre-tax book loss.

7. Debt

On July 18, 2007, the Company entered into a loan and security agreement (“Loan Agreement”) with a financial institution, which was most recently amended in April 2013. As amended, the Loan Agreement provides for a revolving line of credit with a borrowing capacity of up to the lesser of (a) $30.0 million or (b) 100% of eligible monthly service fees as defined in the Loan Agreement, inclusive of any amounts outstanding under the $2.7 million sublimit for corporate credit card and letter of credit services. The revolving line of credit expires on January 31, 2015 with all advances immediately due and payable. The revolving line of credit bears interest at the prime based rate as defined in the Loan Agreement except during any period of time during which, in accordance with the Loan Agreement, the line bears interest at the daily adjusting LIBOR rate. Borrowings under the revolving line of credit are collateralized by substantially all assets of the Company and of its U.S. subsidiaries. The Loan Agreement contains certain financial and nonfinancial covenants. As of July 31, 2013 and April 30, 2013, the Company had drawn down $2.0 million in the form of letter of credits as security deposits for its leased corporate headquarters. The unused balance of the revolving line of credit was $28.0 million as of July 31, 2013 and April 30, 2013. The Company was in compliance with all financial and non-financial covenants as of July 31, 2013. As of April 30, 2013, the Company was not originally in compliance with one of the financial covenants. On June 6, 2013, the Company executed an eighth amendment to the Loan Agreement to revise the financial covenant effective April 28, 2013. As a result of this revision the Company was in compliance with all its financial covenants as of April 30, 2013.

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

8. Net Loss Per Share Applicable to Common Stockholders

The following table sets forth the computations of net loss per share applicable to common stockholders for the three months ended July 31, 2013 and 2012, respectively (in thousands, except net loss per share data):

	Three Months Ended July 31,
	2013	2012
Net loss	$(17,368)	$(18,539)
Net loss per share, basic and diluted	$(0.23)	$(0.30)
Weighted average number of shares outstanding, basic and diluted	73,983	62,451
Potentially dilutive securities (1):
Outstanding stock options	2,987	7,849
Restricted shares	188	—

(1)	The impact of potentially dilutive securities on earnings per share is anti-dilutive in a period of net loss.

9. Commitments and Contingencies

In the ordinary course of business, the Company may be subject to various legal proceedings and claims including alleged infringement of third-party patents and other intellectual property rights. The Company reviews the status of each matter and records a provision for a liability when it is considered both probable that a liability has been incurred and that the amount of the loss can be reasonably estimated. These provisions are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, the Company assesses whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a loss may be incurred, the Company discloses the estimate of the amount of loss or range of losses, discloses that the amount would not have a material effect on the Company’s consolidated financial statements (if applicable) or discloses that an estimate of the possible loss or range of loss cannot be made. Legal fees are recognized as incurred when the legal services are provided, and therefore are not recognized as a part of a loss contingency accrual.

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

As of July 31, 2013, the Company was in the process of assessing the sales tax status of the Bazaarvoice enterprise service offering with sales tax agencies in certain states in which it operates. Based on the limited information received from certain of these states, the Company cannot estimate with certainty which of its service offerings and features these states may determine to be subject to state sales tax or the historical time period for which these services were taxable. The Company preliminarily estimates that its liability, net of amounts to be recovered from customers, will be between $2.5 million and $4.0 million. The Company has accrued a liability of $3.4 million, representing the best estimate of the amount within this range that will probably be incurred to settle these obligations. The estimated range includes an action plan for recovering the amounts due from the Company’s customers. If it is determined that the portion of the Company’s product offering subject to state sales tax or the time period in which the products are taxable is greater than that used to determine the accrual as of July 31, 2013, or if there are changes in our underlying assumptions, then the actual liability incurred will likely approach the higher end of the current estimated range.

10. Subsequent Event

On August 21, 2013, c4cast.com, Inc. filed a complaint against the Company in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 7,958,204 (the “204 patent”), which is entitled “Community-Selected Content.” The Company intends to vigorously defend this case. In the event that court ultimately determines that the Company infringes the asserted patent, the Company may be subject to substantial damages, which may include treble damages, and/or an injunction that could require the Company to materially modify certain features that it currently offers to its customers. The Company cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended April 30, 2013, filed on July 3, 2013, which discuss our business in greater detail.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions, although not all forward-looking statements contain these words. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;

•	our ability to retain customers or renew them at similar prices;

•	our ability to attract new clients and upsell existing clients;

•	our ability to increase adoption of our platforms by our customers’ internal and external users;

•	our ability to protect our users’ information and adequately address security and privacy concerns;

•	our ability to maintain an adequate rate of growth;

•	our future expenses;

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

•	our ability to increase engagement of our solutions by our clients, partners and professional organizations;

•	our anticipated trends of our operating metrics and financial and operating results;

•	the effects of increased competition in our market;

•	our ability to effectively manage our growth;

•	our ability to successfully enter new markets and manage our international expansion;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	the attraction and retention of qualified employees and key personnel;

•	our expectations regarding the outcome of litigation proceedings; and

•	other risk factors included under “Risk Factors” in this Quarterly Report on Form 10-Q.

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from our forward-looking statements, including those factors discussed in Part II, Item 1A: “Risk Factors” of this Quarterly Report on Form 10-Q and other risks and uncertainties detailed in this and our other reports and filings with the SEC. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview

We connect businesses together to amplify the authentic voices of people where they shop. Bazaarvoice, which literally means “voice of the marketplace,” was founded on the premise that online word of mouth is critical to consumers and businesses because of its influence on purchasing decisions, both online and offline. Our technology platform channels these voices into the places that influence purchase decisions, helping clients gain access to a wider audience of shoppers. We help clients leverage social data derived from online word of mouth content to increase sales, acquire new customers, improve marketing effectiveness, enhance consumer engagement across channels, increase success of new product launches, improve existing products and services, effectively scale customer support, decrease product returns and enable retailers to launch and manage on-site advertising solutions and site monetization strategies.

Since our inception in May 2005, we have experienced rapid revenue growth primarily driven by our active enterprise clients who have adopted either our Conversations platform or the PowerReviews Enterprise platform. In order to take advantage of our growth opportunity and to provide high levels of client service, we have expanded our number of full-time employees. We believe our growth is further illustrated by impressions served, which we define as single instances of online word of mouth delivered to an end user’s web browser. While this metric does not drive our pricing, it measures the reach of our network to a consumer audience.

The following table summarizes these measures of our growth over the three months ended July 31, 2013 and 2012:

	Three months ended July 31,
	2013	2012
Revenue (in thousands)	$44,571	$35,662
Number of active enterprise clients (period end) (1)	1,239	1,076
Full-time employees (period end)	776	771
Software as a service (“SaaS”) impressions served (in millions) (2)	45,973	33,026

(1)

In connection with our acquisition of PowerReviews, which was completed in June 2012, we expanded the types of clients that we serve. To reflect differences among our clients and the services that we offer, we now define our clients as “active enterprise clients” and “active network clients,” the definitions of which are set forth in the Key Business Metrics section. In this Quarterly Report on Form 10-Q, historical references to active clients for periods prior to the closing of the acquisition include both active enterprise clients and active network clients on an aggregate basis. As a result of this nomenclature change resulting from our acquisition of PowerReviews, comparisons of active clients and active client retention rates for periods prior to June 2012 and after June 2012 may not be directly comparable as we have not made this distinction retrospectively. This change has a corresponding impact on metrics that are driven by number of clients, such as revenue per active client; however, we believe the change has had an immaterial impact on these metrics. Accordingly, our Key Business Metrics discuss the performance of our active enterprise clients exclusively.

(2)	The number of impressions for the three months ended July 31, 2013 and July 31, 2012 are exclusive of impressions served on either the PowerReviews enterprise platform or the Express platform.

For the three months ended July 31, 2013, through the continued enhancement and expansion of our social commerce platform and a full quarter of revenue for PowerReviews customers, we achieved continued growth as compared to the three months ended July 31, 2012 in both the number of active enterprise clients and the revenue we generate from our active enterprise clients over time. Our revenue was $44.6 million for the three months ended July 31, 2013, which represented a 25.0% increase from the three months ended July 31, 2012.

For the remainder of fiscal year 2014, we plan to continue to invest for long-term growth. We expect to continue the enhancement of our platforms by developing new solutions, adding new features and functionality and expanding the potential applications of our existing solutions. We also plan to pursue growth opportunities in international markets and consider strategic acquisitions of, or investments in, complementary businesses and technologies.

Business Model

Our business model focuses on adding new clients and maximizing the lifetime value of such client relationships. We make significant investments in acquiring new clients and believe that we will be able to achieve a favorable return on these investments by retaining and growing our client relationships over time.

In connection with the acquisition of new clients, we incur and recognize significant upfront costs. These costs include sales and marketing costs associated with generating client agreements, such as sales commission expenses that are recognized fully in the period in which we execute a client contract. In addition, we incurred implementation costs which are generally recognized in periods prior to recognizing revenue. However, we recognize revenue ratably over the entire term of those contracts, which commences when the client is able to begin using our solution. Although we expect each client to be profitable for us over the duration of our relationship, the costs we incur with respect to any client relationship may exceed revenue in earlier periods because we recognize those costs in advance of the recognition of revenue. As a result, an increase in the mix of new clients as a percentage of total clients will initially have a negative impact on our operating results. On the other hand, we expect that a decrease in the mix of new clients as a percentage of total clients will initially have a positive impact on our operating results. Additionally, clients generally pay in advance of the recognition of revenue on varying billing cycles. As a result, our cash flow from these clients may exceed the amount of revenue recognized for those clients in earlier periods of our relationship.

Key Business Metrics

In addition to macroeconomic trends affecting the demand for our solutions, management regularly reviews a number of key financial and operating metrics to evaluate our business, determine the allocation of our resources, make decisions regarding corporate strategies and evaluate forward-looking projections and trends affecting our business. The following table summarizes our key business metrics:

	Three months ended July, 31
	2013	2012
	(in thousands, except number of clients and client retention rate)
Revenue:
SaaS	$43,042	$35,662
Media	1,529	—

	$44,571	$35,662

Cash flow used in operations	$(9,196)	$(1,822)
Number of active enterprise clients (period end)	1,239	1,076
SaaS revenue per active enterprise client (1)	$35.2	$38.2
Active enterprise client retention rate (2)	96.9%	97.3%
Total revenue per employee (3)	$57.2	$50.5

(1)	Calculated based on the average number of active enterprise clients for the three month period.
(2)	Calculation is based on active enterprise client retention over the three month period.
(3)	Calculated based on the average number of full-time employees for the three month period.

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

Number of Active Enterprise Clients

We define an active enterprise client as an organization that has implemented either the Conversations platform or the PowerReviews enterprise platform and from which we are currently recognizing revenue, and we count organizations that are closely related as one client, even if they have signed separate contractual agreements. An organization that has implemented one or more of our solutions but has not implemented either the Conversations or PowerReviews Enterprise platforms is characterized as an active network client. We believe that our ability to increase our enterprise client base is a leading indicator of our ability to grow revenue.

SaaS Revenue per Active Enterprise Client

SaaS revenue per active enterprise client is calculated as SaaS revenue recognized during the period divided by the average number of active enterprise clients for the period. One of our key goals is to provide exceptional client service to drive client lifetime value. Our experience indicates that the better client service we provide, the more likely we are to increase our SaaS revenue per active enterprise client and retain clients. In addition, we seek to increase SaaS revenue per active enterprise client by selling our solutions to new brands within existing clients or selling additional solutions to existing clients. Many of our clients have multiple brands that have deployed our solutions. Increasing SaaS revenue per active client coupled with client retention maximizes lifetime client value and, by extension, the value of our business. Due to the acquisition of PowerReviews, we have expanded our penetration within the small to medium business market segments. This metric may decline as we gain further traction in these market segments.

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

Key Components of Our Condensed Consolidated Statements of Operations

Revenue

We generate revenue principally from fixed commitment subscription contracts under which we provide clients with various services, including access to our hosted software platforms. We sell these services under contractual agreements for service terms that are generally one year in length. Clients typically commit to fixed rate fees for the service term. Revenue from these agreements is recognized ratably over the period of service and any revenue that does not meet recognition criteria is recorded as deferred revenue on our balance sheet. We invoice clients on varying billing cycles, including annually, quarterly and monthly; therefore, our deferred revenue balance does not represent the total contract value of our non-cancelable subscription agreements. No single client accounted for more than 10.0% of our revenue for the three months ended July 31, 2013 and 2012.

Cost of Revenue

Cost of revenue consists primarily of personnel costs and related expenses associated with employees and contractors who provide our subscription services. This includes the costs of our implementation team, content moderation teams and other support services provided as part of the fixed commitment subscription contracts. Cost of revenue also includes professional fees, including third-party implementation support, travel-related expenses and an allocation of general overhead costs. We allocate general overhead expenses to all departments based on the number of employees in each department, which we consider to be a fair and representative means of allocation. Personnel costs include salaries, benefits, bonuses and stock-based expense. We generally increase our capacity, particularly in the areas of implementation and support, ahead of the growth in revenue we expect those investments to drive, which can result in lower margins in the given investment period.

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

Operating Expenses

We classify our operating expenses into five categories: sales and marketing; research and development; general and administrative; acquisition-related and other; and amortization of acquired intangible assets. In each category, our operating expenses consist primarily of personnel costs, program expenses, professional fees and travel-related expenses, as applicable. In addition, we allocate general overhead expenses to all departments based on the number of employees in each department, which we consider to be a fair and representative means of allocation and, as such, general overhead expenses, including depreciation, information technology and facilities costs, are reflected in each of our operating expense categories.

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

General and administrative. General and administrative expenses consist primarily of personnel costs, including salaries, benefits, stock-based expense and bonuses for our administrative, legal, human resources, finance and accounting employees and executives. General and administrative expenses also include contingent consideration (included as compensation) and revaluation of contingent consideration related to the acquisition of Longboard Media. Also included are non-personnel costs, such as travel-related expenses, professional fees and other corporate expenses, along with an allocation of our general overhead expenses. We expect to incur incremental costs associated with supporting the growth of our business, both in terms of size and geographical diversity, and to meet the increased compliance requirements associated with being a public company. Those costs include increases in our accounting and legal personnel, additional consulting, legal, audit and tax fees, insurance costs, board of directors’ compensation and the costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act. As a result, we expect our general and administrative expenses to increase in absolute dollars in future periods but to decrease as a percentage of revenue over time.

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

Consolidated Statements of Operations Data:

	Three months ended July 31,
	2013	2012
	(in thousands)
Revenue	$44,571	$35,662
Cost of revenue (1)	14,299	12,908

Gross profit	30,272	22,754
Operating expenses:
Sales and marketing (1)	21,017	15,361
Research and development (1)	9,116	7,699
General and administrative (1)	8,929	15,677
Acquisition-related and other	7,504	1,384
Amortization of acquired intangible assets	1,304	480

Total operating expenses	47,870	40,601

Operating loss	(17,598)	(17,847)

Total other income (expense), net	7	(404)

Loss before income taxes	(17,591)	(18,251)
Income tax expense (benefit)	(223)	288

Net loss	$(17,368)	$(18,539)

Other Financial Data:
Adjusted EBITDA (2)	$(3,157)	$(2,787)

(1) Includes stock-based expense as follows:

Cost of revenue	$492	$301
Sales and marketing	1,231	1,830
Research and development	824	647
General and administrative	1,461	9,560

(2)

We define Adjusted EBITDA as net loss adjusted for stock-based expense, contingent consideration related to acquisition, adjusted depreciation and amortization (which excludes amortization of capitalized internal-use software development costs), other non-business cost and benefits, income tax expense and other (income) expense, net. Adjusted EBITDA is a financial measure that is not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;

•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated.

	Three months ended July 31,
	2013	2012
	(in thousands)
Net loss	$(17,368)	$(18,539)
Stock-based expense	4,008	12,338
Contingent consideration related to acquisition (1)	370	—
Adjusted depreciation and amortization	2,559	1,338
Acquisition-related and other expense	7,504	1,384
Income tax expense (benefit)	(223)	288
Total other income (expense), net	(7)	404

Adjusted EBITDA	$(3,157)	$(2,787)

(1) Contingent consideration related to acquisition includes the following:

Contingent consideration included in compensation expense
General and administrative	$185	$—
Sales and marketing	185	—

Contingent consideration related to acquisition	$370	$—

Contingent consideration included in compensation expense relates to certain Longboard Media, Inc. employees whose right to receive such compensation is forfeited if they terminate their employment. We exclude these items from our non-GAAP financial measures in order to faciliatate the comparison of post-acquisition operating results.

The following tables set forth our results of operations for the specified periods as a percentage of revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

Consolidated Statements of Operations Data:

	Three months ended July 31,
	2013	2012
Revenue	100.0%	100.0%
Cost of revenue (1)	32.1	36.2

Gross profit	67.9	63.8
Operating expenses:
Sales and marketing (1)	47.2	43.1
Research and development (1)	20.5	21.5
General and administrative (1)	20.0	44.0
Acquisition-related and other	16.8	3.9
Amortization of acquired intangible assets	2.9	1.3

Total operating expenses	107.4	113.8

Operating loss	(39.5)	(50.0)

Total other income (expense), net	0.0	(1.1)

Loss before income taxes	(39.5)	(51.1)
Income tax expense (benefit)	(0.5)	0.8

Net loss	(39.0)%	(51.9)%

Other Financial Data:
Adjusted EBITDA (2)	(7.1)%	(7.8)%

(1) Includes stock-based expense as follows:

Cost of revenue	1.1%	0.8%
Sales and marketing	2.8	5.1
Research and development	1.8	1.8
General and administrative	3.3	26.9

(2)

We define Adjusted EBITDA as net loss adjusted for stock-based expense, contingent consideration related to acquisition, adjusted depreciation and amortization (which excludes amortization of capitalized internal-use software development costs), other non-business cost and benefits, income tax expense and other (income) expense, net. See Note (2) to the Consolidated Statement of Operations Data on page 21 of this Quarterly Report on Form 10-Q for a reconciliation of net loss to Adjusted EBITDA.

Comparison of the Three Months Ended July 31, 2013 and 2012

Revenue

	Three Months Ended July 31,
	2013	2012	% Change
	(dollars in thousands)
Revenue	$44,571	$35,662	25.0%

Our revenue increased by $8.9 million, or 25.0%, for the three months ended July 31, 2013 compared to the three months ended July 31, 2012. Included in this increase was an increase in SaaS revenue of $7.4 million and the inclusion of $1.5 million of media revenue resulting from our recent acquisition of Longboard Media. Of the $7.4 million increase in SaaS revenue, $0.3 million was generated from new clients utilizing our platform and solutions during the period as we continued to increase our market penetration, and $1.9 million was due to a full quarter of revenue for PowerReviews customers added during the three months ended July 31, 2012. The remaining $5.2 million increase was generated from existing clients due to increased subscriptions of our products and offerings coupled with our client retention. For the three months ended July 31, 2013, our active enterprise client retention rate was 96.9%, and SaaS revenue per active enterprise client (in thousands) was $35.2.

Cost of Revenue and Gross Profit Percentage

	Three Months Ended July 31,
	2013	2012	% Change
	(dollars in thousands)
Cost of revenue (1)	$14,299	$12,908	10.8%
Gross profit	30,272	22,574	34.1%
Gross profit percentage	67.9%	63.3%

(1)	Includes amortization of intangible assets of $0.5 and $0.2 million for the three months ended July 31, 2013 and 2012, respectively.

Cost of revenue increased $1.4 million, or 10.8%, for the three months ended July 31, 2013 compared to the three months ended July 31, 2012. This increase was primarily due to increases of $1.5 million in personnel-related expenses and $1.0 million in costs associated with hosting services, offset by reductions of $0.6 million in facility-related expenses, $0.3 million in professional fees and $0.3 million in travel-related expenses. We also incurred $0.3 million increases each in costs associated with amortization of developed technology acquired from PowerReviews and amortization of capitalized internal-use software development costs.

Operating Expenses

	Three months ended July 31,
	2013		2012
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Sales and marketing	$21,017	47.2%	$15,361	43.1%	36.8%
Research and development	9,116	20.5	7,699	21.5	18.4
General and administrative	8,929	20.0	15,677	44.0	(43.0)
Acquisition-related and other	7,504	16.8	1,384	3.9	442.2
Amortization of acquired intangible assets	1,304	2.9	480	1.3	171.7

Total operating expenses	$47,870	107.4%	$40,601	113.8%	17.9%

Sales and marketing. Sales and marketing expenses increased $5.7 million, or 36.8%, for the three months ended July 31, 2013 compared to the three months ended July 31, 2012. This increase was primarily due to an increase in sales and marketing staff, including net increases of $3.7 million for personnel-related expenses, which included $4.9 million attributable to expansion of our sales and marketing teams in the three months ended July 31, 2013 and a $1.2 million reduction in stock-based expense related to the acceleration of vesting of stock options for former PowerReviews executives in the three months ended July 31, 2012. Expansion of our sales and marketing efforts also resulted in increases of $0.9 million for travel-related expenses and $1.6 million for professional fees.

Research and development. Research and development expenses increased $1.4 million, or 18.4%, for the three months ended July 31, 2013 compared to the three months ended July 31, 2012. This increase was primarily due to an increase in personnel-related expenses of $1.2 million due to an increase in research and development head count. We also experienced increases of $0.7 million in professional fees due to increased use of third party contractor resources.

General and administrative. General and administrative expenses decreased $6.7 million, or 43.0%, for the three months ended July 31, 2013 compared to the three months ended July 31, 2012. Personnel-related expenses decreased by $7.8 million, as the three months ended July 31, 2012 included an $8.6 million in stock-based expense related to the acceleration of vesting of stock options for former PowerReviews executives. Professional fees increased by $0.5 million, and bad debt expense increased by $0.4 million.

Acquisition-related and other. We incurred $7.5 million in acquisition-related expenses for the three months ended July 31, 2013, primarily for the U.S. Department of Justice suit related to our acquisition of PowerReviews. We incurred $1.4 million in acquisition-related expenses for the three months ended July 31, 2012, related to our acquisition of PowerReviews.

Amortization of acquired intangibles. Amortization of acquired intangibles represents amortization of the customer relationships purchased in the PowerReviews and Longboard Media acquisitions. This amortization is presented separately in the statement of operations and was $1.3 million and $0.5 million for the three months ended July 31, 2013 and 2012, respectively.

Other Income (Expense), Net

	Three Months Ended July 31,
	2013		2012
	Amount	% Rev.	Amount	% Rev.	% Change
	(dollars in thousands)
Interest income	$66	0.1%	49	0.1%	34.7%
Other income (expense)	(59)	(0.1)	(453)	(1.2)	(87.0)

Total other income (expense), net	$7	0.0%	(404)	(1.1)%	(101.7)%

Other income increased by $0.4 million for the three months ended July 31, 2013 compared to the three months ended July 31, 2012, due primarily to changes in realized and unrealized gains on transactions in foreign currencies.

Income Tax Expense

	Three Months Ended July 31,
	2013		2012
	Amount	% Rev.	Amount	% Rev.	% Change
	(dollars in thousands)
Income tax expense (benefit)	$(223)	(0.5)%	288	0.8%	177.4%

We recognized an income tax benefit of $0.2 million for the three months ended July 31, 2013 compared to income tax expense of $0.3 million for the three months ended July 31, 2012, primarily as the result of a benefit of $0.4 million from the 2013 Texas state research and development tax credit, which was enacted during the three months ended July 31, 2013.

Liquidity and Capital Resources

Our principal source of liquidity at July 31, 2013 consisted of $84.8 million of cash and cash equivalents and short-term investments. We have also secured a revolving line of credit with a borrowing capacity of up to $30.0 million. Cash and cash equivalents consist of cash, money market funds and U.S. treasury securities. Our short-term investments consist of certificates of deposit and U.S. treasury securities. As of July 31, 2013 the amount of cash and cash equivalents held by foreign subsidiaries was $2.6 million. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries. The income tax liability would be insignificant if these earnings were to be repatriated.

Our principal needs for liquidity include funding our ongoing operations, working capital requirements, capital expenditures and acquisitions. We believe that our available resources are sufficient to fund our liquidity requirements for at least the next 12 months.

As of July 31, 2013 our accrued expenses and other current liabilities includes $14.7 million of estimated liabilities for contingent consideration related to acquisitions, legal fees primarily for the U.S. Department of Justice suit related to our acquisition of PowerReviews, sales tax for our enterprise service offerings and other stock-related expenses in connection with out treatment of certain stock options grants. While actual results could differ from the estimates made by management with respect to these items, expected payments towards these estimated liabilities may result in an increased use of cash for the year ended fiscal 2014.

Further, we anticipate making significant investments in growth and initiatives designed to improve our operating efficiency for the foreseeable future, which may impact our ability to generate positive cash flow from operating activities in the near-term. Our future capital requirements will depend on many factors, including our rate of client and revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts, the timing of introductions of new features and enhancements to our social commerce platforms, and future acquisitions of, or investments in, complementary businesses and technologies. To the extent that existing cash, cash equivalents and short-term investments along with future cash flow from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The following table summarizes our cash flows for the periods indicated:

	Three months ended July 31,
	2013	2012
	(in thousands)
Net cash used in operating activities	$(9,196)	$(1,822)
Net cash provided by (used in) investing activities	8,021	(57,358)
Net cash provided by financing activities	2,927	53,046

Net Cash Used in Operating Activities

Net cash used in operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of clients using our platforms and the amount and timing of client payments.

For the three months ended July 31, 2013, operating activities used $9.2 million of cash after changes in our operating assets and liabilities offset a net loss of $17.4 million, which included non-cash depreciation and amortization of $3.5 million, non-cash stock-based expense of $4.0 million, non-cash bad debt expense of $0.6 million and a non-cash tax benefit related to stock-based expense of $0.1 million. Changes in operating assets and liabilities were a net increase of $0.2 million, including a $2.5 million decrease in accounts receivable largely offset by a $2.4 million decrease in deferred revenue.

For the three months ended July 31, 2012, operating activities used $1.8 million of cash after changes in our operating assets and liabilities offset a net loss of $18.5 million, which included non-cash depreciation and amortization of $1.7 million, non-cash stock-based expense of $12.3 million, non-cash bad debt expense of $0.2 million and a non-cash benefit related to stock-based expense of $0.1 million. Accounts payable, accrued expenses and other current liabilities, and other liabilities increased $1.2 million and deferred revenue decreased $0.3 million, partially offset by an increase of $1.6 million in accounts receivable, prepaid expenses and other assets. The increase in our accounts receivable, accounts payable and accrued expenses and other current liabilities was primarily due to our continued growth during the three months ended July 31, 2012.

Net Cash Provided by (Used in) Investing Activities

For the three months ended July 31, 2013, investing activities provided $8.0 million, including $12.2 million proceeds from the maturities and sales of short term investments, net of purchases of short term investments, offset by $4.0 million in purchases of property, equipment and capitalized internal-use software development costs.

For the three months ended July 31, 2012, investing activities used $57.4 million, which included $30.3 million, net of cash acquired, used in our acquisition of PowerReviews in June 2012. The remainder of our investing activities were related to the purchase and maturity of short-term investments, purchase of property, plant and equipment, costs capitalized as a result of our internal-use software and an increase in our restricted cash. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and the development cycles of our internal-use hosted software platforms. We expect to continue to invest in short-term investments, property and equipment and developing our software platforms for the foreseeable future.

Net Cash Provided by Financing Activities

Our financing activities have consisted primarily of net proceeds from the issuance of common and preferred stock and proceeds from the exercises of options to purchase common stock.

For the three months ended July 31, 2013, financing activities provided $2.9 million, primarily due to proceeds from the exercise of options to purchase our common stock and contributions to our Employee Stock Purchase Plan.

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

As of July 31, 2013 and April 30, 2013, we had drawn down $2.0 million in the form of letter of credits as security deposits for our leased corporate headquarters. The unused balance of the revolving line of credit was $28.0 million as of July 31, 2013 and April 30, 2013. Borrowings under the revolving line of credit are collateralized by substantially all of our assets and bear interest at a floating interest rate equal to the prime rate (defined as the financial institution’s daily adjusting LIBOR rate plus 2.5% if greater), which is payable monthly. The revolving line of credit expires and all interest and principal thereunder is payable in full on January 31, 2015.

The Loan Agreement contains certain restrictive covenants that limit our and our subsidiaries’ ability to, among other things, incur additional indebtedness or guarantee indebtedness of others; make payments on additional indebtedness or make changes to certain agreements related to additional indebtedness; enter into hedging arrangements; create liens on our assets; make loans and investments; make capital expenditures; dispose of assets; store inventory and equipment with others; pay dividends or make distributions on, or purchase or redeem, our capital stock; enter into mergers or consolidations with or into other entities; undergo a change of control; engage in different lines of business; or enter into transactions with affiliates. The Loan Agreement also contains numerous affirmative covenants, including covenants regarding, among other things, compliance with applicable laws and regulations, reporting, payment of taxes and other obligations, maintenance of insurance coverage, maintenance of bank and investment accounts with the financial institution and its affiliates, registration of intellectual property rights, and obtaining certain third-party consents and waivers. We were in compliance with all financial and non-financial covenants as of July 31, 2013 and April 30, 2013.

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

Critical Accounting Policies and the Use of Estimates

Preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013, filed on July 3, 2013 describe the significant accounting estimates and policies used in the preparation of our condensed consolidated financial statements. Actual results in these areas could differ from management’s estimates. During the three months ended July 31, 2013, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013, filed on July 3, 2013.

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

We assess the market risk of changes in foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows of a hypothetical 10% change in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The effect of an immediate 10% adverse change in exchange rates on foreign currency denominated monetary assets and liabilities, principally accounts receivable and intercompany balances, as of July 31, 2013, would be immaterial.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2013. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of July 31, 2013, management concluded that our disclosure controls and procedures were effective as of July 31, 2013.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 10, 2013, the U.S. Department of Justice filed a complaint against us with the U.S. District Court for the Northern District of California, San Francisco Division, alleging that our acquisition of PowerReviews violates Section 7 of the Clayton Act, 15 U.S.C. Section 18 and seeking the divestiture of assets sufficient to create a competing business that can replace the competitive significance of PowerReviews in the marketplace. We dispute the allegations and intend to vigorously contest the matter; however the outcome of this matter cannot be reasonably predicted.

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

On August 21, 2013, c4cast.com, Inc. filed a complaint against us in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 7,958,204 (the “204 patent”), which is entitled “Community-Selected Content.” We intend to vigorously defend this case. In the event that a court ultimately determines that we infringe the asserted patent, we may be subject to substantial damages, which may include treble damages, and/or an injunction that could require us to materially modify certain features that we currently offer to our customers. We cannot predict with any degree of certainty the outcome of the suit or determine the extent of any potential liability or damages.

Item 1A. Risk Factors

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

We have incurred significant losses in each fiscal period since our inception in 2005. We experienced net losses of $63.8 million and $24.3 million during fiscal years 2013 and 2012, respectively. At July 31, 2013, we had an accumulated deficit of $146.3 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire clients. Expenses associated with the integration of the customers, employees and operations of PowerReviews and Longboard Media into our business could further delay our profitability. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest to grow our business and acquire clients, develop our platforms and develop new products and solutions. These efforts may prove more expensive and more difficult than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new products and solutions could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our client base; we could also incur increased losses because costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. We cannot be certain that we will be able to attain or increase profitability on a client-by-client basis or on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

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

•

our ability to sell additional solutions to existing clients and to add new clients, in multiple regions around the world, particularly in the United States and Europe, which has fluctuated and is likely to continue to fluctuate, particularly related to larger sales opportunities, due to the effectiveness of our sales execution, economic conditions and other factors affecting our sales in each of these regions;

•	our ability, and the ability of our clients, to timely and effectively implement our solutions;

•	the amount, timing and effectiveness of our product development investments and related expenses and delays in generating revenue from these new solutions;

•	the timing, frequency and pattern of our billing mix;

•	our ability to adjust our cost structure, particularly our personnel costs, in response to reductions in revenue;

•	the cyclical and discretionary nature of marketing and advertising spending, especially spending on social commerce solutions;

•	seasonal variations and unpredictability in our customers’ advertising budgets;

•	the amount and timing of operating expenses and capital expenditures related to the expansion of our operations and infrastructure and client acquisition;

•	our failure to achieve the growth rate that was anticipated by us in setting our operating and capital expense budgets;

•	changes in our active enterprise client retention rates;

•	the timing and success of new solutions, product and service offerings and pricing policies by us or our competitors or any other changes in the competitive dynamics of our industry;

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

•	our ability to accurately estimate state and local sales tax obligations and to collect such actual amounts from our customers;

•	our ability to accurately estimate bonus and other incentive payments to key employees based on performance and market conditions;

•	changes in currency exchange rates and associated costs of hedging to manage foreign currency fluctuations; and

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

Our business depends substantially on renewing agreements with existing clients and selling additional solutions to them, especially if we are unable to recognize sufficient revenue to offset related client acquisition costs prior to such termination or cancellation of our client agreements. If our clients, especially our larger clients, do not renew their agreements, renew on less favorable terms or fail to purchase additional solutions, our revenue may decline, and our operating results would likely be harmed.

In order for us to improve our operating results, it is important that our clients renew their agreements with us when the initial term expires and also purchase additional solutions from us. We offer our social commerce solutions primarily through subscription agreements and generally recognize revenue ratably over the related subscription period, which is typically one year. Our clients have no renewal obligation after their initial term expires, and we cannot assure you that we will be able to renew agreements with our clients at the same or higher contract value. Moreover, under specific circumstances, our clients may have the right to cancel their agreements with us before they expire, for example, in the event of an uncured breach by us. Similarly, our contracts with our media clients generally do not include long-term obligations requiring them to purchase our services and are often cancelable upon short or no notice and without penalty. If our clients, especially our larger clients, with some of whom we are in current negotiations, do not renew their agreements, renew on less favorable terms or fail to purchase additional solutions, our revenue may decline, and our operating results would likely be harmed.

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

We face risks associated with our acquisitions of PowerReviews and Longboard Media that may adversely impact our operating results.

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

Our management team has worked together for only a limited period of time and has a limited track record of executing our business plan as a team. Some of our executives have limited or no experience in managing publicly traded companies or companies of our size. In addition, we have recently filled a number of positions in our senior management. Accordingly, certain key personnel have only recently assumed the duties and responsibilities they are now performing, and it is difficult to predict whether our management team, individually and collectively, will be effective in operating our business. These changes may cause speculation and uncertainty regarding our future business strategy and direction and may cause or result in:

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

Since our inception, we have experienced rapid growth, which has increased the complexity of our operations. As our operations have expanded, we have grown from 45 full-time employees at April 30, 2007 to 776 full-time employees at July 31, 2013. We have increased the size of our client base from 32 active clients at April 30, 2007 to 1,239 active enterprise clients at July 31, 2013, including approximately 300 active enterprise clients added to our business as a result of our acquisition of PowerReviews on June 12, 2012. The rapid growth and increasing complexity have demanded, and will continue to demand, substantial resources and attention from our management, most of whom have limited experience in managing a business of our size and complexity. We expect to continue to hire more employees in the future as we grow our business. To manage the expected growth of our operations and personnel and to support financial reporting requirements as a public company, we will need to continue to improve our operational, financial, technology and management controls and our reporting systems and procedures. Further, to accommodate our expected growth we must continually improve and maintain our technology, systems and network infrastructure. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Our inability to expand our personnel and operations in an efficient manner could result in difficulty in acquiring new clients or retaining existing clients, declines in quality or client satisfaction, increases in expenses relative to our revenue and challenges in developing and introducing new solutions, any of which could adversely affect our operating results.

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

Ratings & Reviews was our first social commerce solution and still remains the core element of our technology platform today. Other social commerce solutions we have developed include Connections Solutions and Analytics Solutions. If we are unable to continue developing enhanced features for these solutions to maintain demand or to diversify our revenue base by successfully developing and introducing new solutions either by internal development or acquisition, our operating results could be negatively impacted. We are currently modifying our software architecture to be able to develop and implement new solutions more efficiently and cost effectively. We are also currently investing significant amounts in research and development in connection with our efforts to leverage data that we and our clients collect and manage through the use of our solutions. Improving our architecture and developing and delivering new or upgraded solutions may require us to make substantial investments, and we have no assurance that such new or upgraded architecture solutions will generate sufficient revenue to offset their costs. If we are unable to efficiently develop, license or acquire such new or upgraded solutions on a timely and cost-effective basis, or if such solutions are not effectively brought to market, are not appropriately timed with market opportunity or do not achieve market acceptance, we could lose existing clients or fail to attract new clients, and our business and operating results could be materially adversely affected.

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

Regulators, including the FTC, continue to more broadly define personal information to include IP addresses, machine identification, location data, and other information. As a result of such broadened definition of personal information, our ability to use such information is increasingly restricted and may limit or inhibit our ability to operate or expand our business. For example, the U.S. government, including the White House, Congress, and the Federal Trade Commission are reviewing the need for greater regulation for the use, collection and disclosure of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. Proposed legislation could, if enacted, impose additional requirements and/or prohibit the use, collection, storage and disclosure of information concerning consumer behavior on the Internet and restrict or otherwise prohibit the use of certain technologies that track individuals’ activities on web pages or across the Internet. Such laws and regulations could restrict our ability to collect and use web browsing data and personal information, which may result in financial penalties, litigation, regulatory investigations, negative publicity, reduced growth opportunities, reduced demand for our solutions and other significant liabilities. Recently, the State of California and several other states have adopted privacy guidelines with respect to mobile applications which impose additional restrictions and requirements on the data collected by such mobile applications. We will also face additional privacy issues as we expand into other international markets, as many nations and economic regions have privacy protections more stringent or that are otherwise at odds with those in the United States. For example, the European Union is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies with users in Europe. The conflicting privacy and data security requirements across the various countries or economic regions that we operate may be inconsistently applied and conflict with other applicable requirements, our business practices, or our contractual commitments to customers.

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

As of July 31, 2013, we had five issued U.S. patents, 26 pending U.S. non-provisional patent applications and one pending U.S. provisional patent application. We cannot be certain that any additional patents will be issued with respect to our current or potential patent applications. Any current or future patents issued to us may be challenged, invalidated or circumvented, may not provide sufficiently broad protection or may not prove to be enforceable inactions against alleged infringers. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

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

On July 18, 2007, we entered into a loan and security agreement with a financial institution. As amended to date, the loan agreement provides for borrowings up to $30.0 million, subject to a borrowing formula, under a revolving line of credit, with a sublimit of $2.7 million for the issuance of corporate credit cards and letters of credit on our behalf. As of July 31, 2013, we had no borrowings and a $2.0 million standby letter of credit issued under our loan agreement. Any borrowings, letters of credit and credit card services pursuant to our loan agreement are secured by substantially all of our assets, including our intellectual property. Our loan agreement limits, among other things, our ability to:

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

Our executive officers, directors, beneficial owners of 5.0% or more of our outstanding shares of common stock and affiliated entities together owned approximately 54.7% of our common stock outstanding as of August 31, 2013. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit our other stockholders. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

The price of our common stock could decline if there are substantial sales of our common stock in the public stock market. We had an aggregate of 74,572,670 outstanding shares of common stock as of August 20, 2013. Of these shares, approximately 71.7 million were freely tradable, subject to volume and other restrictions under Rules 144 and 701 of the Securities Act, as well as our insider trading policy and any applicable 10b5-1 trading plan. Certain of our employees, including many of our executive officers, have entered into 10b5-1 trading plans providing for sales of shares of our common stock from time to time.

General Atlantic Partners 90, L.P., GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC, GAP Coinvestments CDA, L.P. and GAPCO GmbH & Co. KG, or collectively the GA Stockholders agreed with us, subject to limited exceptions, not to sell or otherwise dispose of any shares of our common stock without our prior written consent for a period of 18 months after the date of our initial public offering. These shares were released from this lock-up on August 29, 2013.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) April 30, 2017; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We will be deemed a large accelerated filer on the last day of the fiscal year for which the market value of our common equity held by non-affiliates exceeds $700 million, measured on October 31. As of July 31, 2013, we did not meet this threshold. We cannot predict if investors will find our common stock less attractive to the extent we rely on the exemptions available to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We are, and in the future may be, subject to legal actions in the ordinary course of our operations, both domestically and internationally. On January 10, 2013, the U.S. Department of Justice filed a complaint against us with the U.S. District Court for the Northern District of California, San Francisco Division, with respect to our acquisition of PowerReviews. See Item 3: “Legal Proceedings.” In addition, on March 12, 2013, a purported shareholder derivative action was filed in the Texas State District Court for Travis County, Texas against certain of our officers and directors, former officers and directors, and against us as nominal defendant in Edmans v. Hurt et al., Case No. D-1-GN-13-000874. The complaint in this matter alleges corporate waste, breaches of fiduciary duties and breaches of the Company’s corporate policies in connection with the acquisition of PowerReviews and certain of the Company’s officers’ and directors’ sales of shares of the Company’s stock. The complaint requests declaratory judgment, a disgorgement of $91.4 million in proceeds received from such sales of the Company’s stock, unspecified damages on behalf of the Company, reasonable attorneys’, accountants’ and experts’ fees, and equitable relief. On August 21, 2013, c4cast.com, Inc. filed a complaint against us in the United States District Court for the Eastern District of Texas alleging that Ratings and Reviews infringes upon United States Patent No. 7,958,201 and that we have been including certain of our customers to infringe on such patent. See Item 1: “Legal Proceedings” for further description of each of these claims. There can be no assurances as to the favorable outcome of any litigation. In addition it can be costly to defend litigation and these costs could negatively impact our financial results.

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

BAZAARVOICE, INC.

Dated: September 4, 2013	/s/ James R. Offerdahl
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