Form 10-Q
period 2013-10-31
Bazaarvoice Inc
filed 2013-11-26
CIK 1330421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

The number of shares of the registrant’s common stock outstanding as of November 18, 2013 was 75,841,648.

Bazaarvoice, Inc.

Bazaarvoice, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share data)

(unaudited)

	October 31,	April 30,
	2013	2013
Assets
Current assets:
Cash and cash equivalents	$27,477	$25,045
Restricted cash	604	604
Short-term investments	47,304	70,290
Accounts receivable, net of allowance for doubtful accounts of $2,313 and $2,668 as of October 31, 2013 and April 30, 2013, respectively.	30,420	29,261
Prepaid expenses and other current assets	6,613	6,632

Total current assets	112,418	131,832
Property, equipment and capitalized internal-use software development costs, net	17,093	14,593
Goodwill	141,833	141,833
Acquired intangible assets, net	48,415	51,924
Other non-current assets	2,615	1,761

Total assets	$322,374	$341,943

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,628	$6,637
Accrued expenses and other current liabilities	33,903	32,390
Deferred revenue	51,069	54,854

Total current liabilities	91,600	93,881
Deferred revenue less current portion	1,910	2,049
Deferred tax liability, long-term	2,024	2,032
Other liabilities, long-term	2,090	2,632

Total liabilities	97,624	100,594
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock – $0.0001 par value; 150,000,000 shares authorized, 76,020,254 shares issued and 75,770,254 shares outstanding as of October 31, 2013; 150,000,000 shares authorized, 73,925,136 shares issued and 73,675,136 shares outstanding at April 30, 2013	8	7
Treasury stock, at cost – 250,000 shares at October 31, 2013 and April 30, 2013	—	—
Additional paid-in capital	385,140	370,397
Accumulated other comprehensive income (loss)	33	(146)
Accumulated deficit	(160,431)	(128,909)

Total stockholders’ equity	224,750	241,349

Total liabilities and stockholders’ equity	$322,374	$341,943

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except net loss per share data)

(unaudited)

	Three months ended October 31,		Six months ended October 31,
	2013	2012	2013	2012
Revenue	$45,538	$38,626	$90,109	$74,288
Cost of revenue	14,475	14,488	28,774	27,396

Gross profit	31,063	24,138	61,335	46,892

Operating expenses:
Sales and marketing	21,014	17,503	42,031	32,864
Research and development	10,024	8,237	19,140	15,936
General and administrative	3,959	7,153	12,888	22,830
Acquisition-related and other	8,283	1,366	15,787	2,750
Amortization of acquired intangible assets	1,305	898	2,609	1,378

Total operating expenses	44,585	35,157	92,455	75,758

Operating loss	(13,522)	(11,019)	(31,120)	(28,866)

Other income (expense), net:
Interest income	46	—	112	50
Other income (expense)	(295)	51	(354)	(403)

Total other income (expense), net	(249)	51	(242)	(353)

Loss before income taxes	(13,771)	(10,968)	(31,362)	(29,219)
Income tax expense	383	274	160	562

Net loss	$(14,154)	$(11,242)	$(31,522)	$(29,781)

Net loss per share:
Basic and diluted	$(0.19)	$(0.16)	$(0.42)	$(0.45)

Basic and diluted weighted average number of shares outstanding	75,088	69,846	74,535	66,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three months ended October 31,		Six months ended October 31,
	2013	2012	2013	2012
Net loss	$(14,154)	$(11,242)	$(31,522)	$(29,781)
Other comprehensive income, net of tax and reclassification adjustments:
Foreign currency translation adjustment	194	60	133	(9)
Unrealized gains on investments	94	46	46	23

Total other comprehensive income, net of tax	288	106	179	14

Comprehensive loss	$(13,866)	$(11,136)	$(31,343)	$(29,767)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid- in Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at April 30, 2013	73,925	7	(250)	—	370,397	(146)	(128,909)	241,349
Excess tax benefit related to stock-based expense	—	—	—	—	93	—	—	93
Stock-based expense	—	—	—	—	7,656	—	—	7,656
Exercise of stock options and vested restricted stock units	1,944	1	—	—	5,955	—	—	5,956
Shares issued under employee stock plans	151	—	—	—	1,039	—	—	1,039
Change in foreign currency translation adjustment	—	—	—	—	—	133	—	133
Change in unrealized loss on investments	—	—	—	—	—	46	—	46
Net loss	—	—	—	—	—	—	(31,522)	(31,522)

Balance at October 31, 2013	76,020	$8	(250)	$—	$385,140	$33	$(160,431)	$224,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended October 31,
	2013	2012
Operating activities:
Net loss	$(31,522)	$(29,781)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	7,319	4,335
Stock-based expense	7,656	15,933
Revaluation of contingent consideration	(3,270)	—
Bad debt expense	631	783
Excess tax benefit related to stock-based expense	(93)	(272)
Changes in operating assets and liabilities:
Accounts receivable	(1,789)	(4,800)
Prepaid expenses and other current assets	28	(228)
Other non-current assets	(813)	(116)
Accounts payable	(14)	3,176
Accrued expenses and other current liabilities	4,561	2,534
Deferred revenue	(3,925)	1,334
Other liabilities, long-term	(537)	1,138

Net cash used in operating activities	(21,768)	(5,964)
Investing activities:
Acquisitions, net of cash acquired, and purchase of intangible asset	(205)	(30,314)
Purchases of property, equipment and capitalized internal-use software development costs	(6,251)	(5,830)
Purchases of short-term investments	(34,117)	(66,717)
Proceeds from maturities of short-term investments	39,899	21,165
Proceeds from sales of short-term investments	17,250	—

Net cash provided by (used in) investing activities	16,576	(81,696)
Financing activities:
Proceeds from follow-on stock offering, net of costs	—	51,943
Proceeds from employee stock compensation plans	7,390	6,196
Excess tax benefit related to stock-based expense	93	272

Net cash provided by financing activities	7,483	58,411
Effect of exchange rate fluctuations on cash and cash equivalents	141	(2)

Net change in cash and cash equivalents	2,432	(29,251)
Cash and cash equivalents at beginning of period	25,045	74,367

Cash and cash equivalents at end of period	$27,477	$45,116

Supplemental disclosure of other cash flow information:
Cash paid for income taxes	$300	$236
Supplemental disclosure of non-cash investing and financing activities:
Accrued stock offering costs	$—	$246
Issuance of stock for acquisition	—	119,696

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Nature of Operations

Bazaarvoice, Inc. (“Bazaarvoice” or the “Company”) is a network that connects brands and retailers to the authentic voices of people where they shop. Bazaarvoice, which literally means “voice of the marketplace,” was founded on the premise that online word of mouth is critical to consumers and businesses because of its influence on purchasing decisions, both online and offline. The Company’s technology platform amplifies these voices into the places that influence the shopping experience – before, during and after a purchase. Network analytics help marketers and advertisers provide more engaging experiences that drive brand awareness, consideration, sales and loyalty. The Company helps clients leverage social data derived from online word of mouth content to increase sales, acquire new customers, improve marketing effectiveness, enhance consumer engagement across channels, increase success of new product launches, improve existing products and services, effectively scale customer support, decrease product returns and enable retailers to launch and manage on-site advertising solutions and site monetization strategies.

2. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year ends April 30. References to fiscal 2014, for example, refer to the fiscal year ending April 30, 2014.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with accounting standards generally accepted in the United States of America (“GAAP”), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the three and six months ended October 31, 2013 are not necessarily indicative of results that may be expected for the fiscal year ending April 30, 2014 or any other period.

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and trade receivables. The Company’s cash and cash equivalents are placed with high-credit-quality financial institutions and issuers, and at times may exceed federally insured limits. The Company has not experienced any loss relating to cash and cash equivalents in these accounts. The Company maintains an allowance for doubtful accounts receivable balances, performs periodic credit evaluations of its clients and generally does not require collateral of its customers.

No single client accounted for 10% or more of accounts receivable as of October 31, 2013 or April 30, 2013. No single client accounted for 10% or more of total revenue for the three and six months ended October 31, 2013 or 2012.

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

Short-term Investments

Short-term investments consist of U.S. treasury securities and agency securities that are a guaranteed obligation of the U.S. Government and are classified as available-for-sale securities. The Company may or may not hold securities with stated maturities greater than one year until maturity. After consideration of its risks versus reward objectives, as well as its liquidity requirements, the Company may sell these securities prior to their stated maturities. As the Company views these securities as available to support current operations, it has classified all available-for-sale securities as short-term. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. For the periods presented, realized and unrealized gains and losses on investments were not material. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other-than-temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment. There have been no impairment charges recognized related to short-term investments for the three and six months ended October 31, 2013 or 2012.

Restricted Cash

The Company’s restricted cash consists of a standby letter of credit under its Pledge and Security Agreement for corporate credit card services, secured by its money market account. (See Note 8)

Fair Value of Financial Instruments

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

The Company may enter into derivative instruments to hedge certain net exposures of non-U.S. dollar-denominated assets and liabilities, even though it does not elect to apply hedge accounting or hedge accounting does not apply. Gains and losses resulting from a change in fair value of these derivatives are reflected in income in the period in which the change occurs and are recognized on the condensed consolidated statement of operations in other income (expense). Cash flows from these contracts are classified within net cash used in operating activities on the consolidated statements of cash flows.

The Company does not use financial instruments for trading or speculative purposes. The Company recognizes all derivative instruments on the balance sheet at fair value, and its derivative instruments are generally short-term in duration.

Derivative contracts were not material as of October 31, 2013 and April 30, 2013. The Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.

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

Reclassification

To conform with the basis of presentation adopted in the current quarter and the first quarter of this fiscal year, the presentation of certain expense line items for the three and six months ended October 31, 2012 in the condensed consolidated statements of operations has been adjusted to reflect the following:

1)	Bad debt expenses of $0.6 million and $0.8 million has been reclassified from sales and marketing to general and administrative for the three and six months ended October 31, 2012, respectively.

2)	Information technology costs of $1.0 million and $1.6 million have been allocated from general and administrative to cost of revenue, sales and marketing, and research and development for the three and six months ended October 31, 2012, respectively.

As these are reclassifications between expense categories, there is no impact on the consolidated balance sheet as of April 30, 2013, or the operating loss and net loss as reported on the condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, condensed consolidated statements of changes in stockholders’ equity or the condensed consolidated statements of cash flows for the six months ended October 31, 2012.

Recently Adopted Accounting Pronouncements

Income Taxes

In July 2013, the FASB issued Accounting Standard Update 2013-11, “Presentation of an Unrecognized Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (‘ASU 2013-11’). ASU 2013-11 requires unrecognized tax benefits to be classified as an offset to deferred tax assets to the extent of any net operating loss carryforwards, similar tax loss carryforwards, or tax credit carryforwards available at the reporting date in the applicable tax jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. This guidance will be effective for the fiscal year ending April 30, 2015 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

Comprehensive Income

In February 2013, the FASB issued an update to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). Companies are also required to present reclassifications by component when reporting changes in AOCI balances. The updated accounting guidance is effective for fiscal years and interim period within those years, beginning after December 15, 2012 on a prospective basis. The Company adopted the updated guidance in the first quarter of the current fiscal year and has concluded that the reclassifications out of AOCI do not have a material impact on the Company’s condensed consolidated financial statements.

3. Fair Value of Financial Assets and Liabilities

The following table summarizes the Company’s cash and cash equivalents as of October 31, 2013 and April 30, 2013 (in thousands):

	October 31,	April 30,
	2013	2013
Demand deposit accounts	$26,920	$16,522
Money market funds	557	1,314
U.S. Treasury bills	—	7,209

Total cash and cash equivalents	$27,477	$25,045

The following table summarizes the Company’s short-term investments as of October 31, 2013 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$7,560	$6	$(3)	$7,563
U.S. Treasury notes	39,777	15	(51)	39,741

Total short-term investments	$47,337	$21	$(54)	$47,304

The following table summarizes the Company’s short-term investments as of April 30, 2013 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$9,230	$9	$(4)	$9,235
U.S. Treasury notes	61,140	15	(100)	61,055

Total short-term investments	$70,370	$24	$(104)	$70,290

All short-term investments have original maturity dates of less than 12 months as of October 31, 2013 and April 30, 2013. Realized gains and losses from the sale of short-term investments were not material for the six and the three months ended October 31, 2013.

The following table summarizes the fair value of the Company’s financial assets and liabilities that were measured on a recurring basis as of October 31, 2013 and April 30, 2013 (in thousands):

	Fair Value Measurements at October 31, 2013				Fair Value Measurements at April 30, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$557	$—	$—	$557	$1,314	$—	$—	$1,314
U.S. Treasury bills	—	—	—	—	7,209	—	—	7,209

Total cash equivalents	557	—	—	557	8,523	—	—	8,523

Restricted cash	604	—	—	604	604	—	—	604
Short-term investments:
Certificates of deposit	—	7,563	—	7,563	—	9,235	—	9,235
U.S. Treasury notes	39,741	—	—	39,741	61,055	—	—	61,055

Total short-term investments	39,741	7,563	—	47,304	61,055	9,235	—	70,290

Total assets	$40,902	$7,563	$—	$48,465	$70,182	$9,235	$—	$79,417

Liabilities:
Contingent consideration (See Note 4)	$—	$—	$—	$—	$—	$—	$3,270	$3,270

Total liabilities	$—	$—	$—	$—	$—	$—	$3,270	$3,270

The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. There were no reclassifications between levels in any of the periods presented.

4. Business Combinations

On November 5, 2012, the Company acquired Longboard Media, Inc. (“Longboard Media”) for approximately $26.9 million in cash, 0.5 million shares of the Company’s common stock and future contingent consideration with an acquisition date fair value of $4.3 million. The contingent consideration is payable on Longboard Media’s achievement of certain performance goals as of December 31, 2013. The estimated fair value of contingent consideration was determined using a weighted average probability of various outcomes of achieving the performance goals. Changes in the fair value of this contingent consideration are recorded in the income statement through the date of payout. At the date of acquisition, the Company estimated that an additional contingent consideration of approximately $2.0 million would be paid to certain identified key individuals conditional upon being employed with the Company through December 31, 2013.

As of April 30, 2013, the fair value of the contingent consideration included in the purchase consideration, which is recorded in accrued expenses and other current liabilities, was $3.3 million. As of October 31, 2013, the Company determined that the probability of attaining the underlying performance goals had become remote. As a result, the fair value of the contingent consideration included in the purchase price and the resultant payout was estimated to be zero. The decrease in fair value of $3.3 million was recorded as a benefit to general and administrative expense.

At April 30, 2013, the additional contingent consideration payable to the identified key individuals conditional upon being employed with the Company, was estimated to be $1.5 million and was being recorded over the period for which services are provided. As of October 31, 2013, since the estimated payout was determined to be zero, this additional contingent consideration was also reduced to zero. As a result, $1.0 million was recorded as a benefit to general and administration expense and sales and marketing expense for the three months ended October 31, 2013.

Pro Forma Adjusted Summary

The results of operations of PowerReviews, Inc. (“PowerReviews”), which was acquired in June 2012, and Longboard Media have been included in the Company’s unaudited condensed consolidated financial statements subsequent to the acquisition date. The following unaudited pro forma adjusted summary for the three and six months ended October 31, 2013 and 2012 assumes that PowerReviews and Longboard Media had been acquired on May 1, 2011 (in thousands):

	Three months ended October 31,		Six months ended October 31,
	2013	2012	2013	2012
Pro forma adjusted total revenue	$45,538	$39,638	$90,109	$77,726

Pro forma adjusted net loss and net loss per share have not been presented as the acquisitions of Longboard Media and PowerReviews would have not had a material impact on the historic results for three months and six months ended October 31, 2012, if these entities had been acquired on May 1, 2011.

5. Goodwill

As of October 31, 2013 and April 30, 2013, the Company had goodwill in the amount of $141.8 million. The Company assesses goodwill for impairment annually in the fourth fiscal quarter, or more frequently if other indicators of potential impairment arise. There were no indicators of impairment as of October 31, 2013.

6. Acquired Intangible Assets, net

Acquired intangible assets, net as of October 31, 2013 are as follows (in thousands):

	Gross Fair	Accumulated	Net Book
	Value	Amortization	Value
Customer relationships	$51,238	$(6,533)	$44,705
Developed technology	5,400	(2,490)	2,910
Domain name (indefinite useful life)	800	—	800

	$57,438	$(9,023)	$48,415

Acquired intangible assets, net as of April 30, 2013 are as follows (in thousands):

	Gross Fair	Accumulated	Net Book
	Value	Amortization	Value
Customer relationships	$51,238	$(3,924)	$47,314
Developed technology	5,400	(1,590)	3,810
Domain name (indefinite useful life)	800	—	800

	$57,438	$(5,514)	$51,924

The expected future amortization expense for intangible assets for each of the fiscal years ended thereafter is as follows (in thousands):

Remaining six months of Fiscal 2014	3,507
Fiscal 2015	7,017
Fiscal 2016	5,309
Fiscal 2017	5,085
Fiscal 2018	5,085
Thereafter	21,612

Total amortization expense (customer relationships and developed technology)	$47,615

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

The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items occurring in the period. The Company’s effective tax rate for the three and six months ended October 31, 2013 was (2.8%) and (0.5%), respectively, compared to (2.4%) and (1.9%) for the three and six months ended October 31, 2012, respectively. The negative tax rates were primarily attributable to estimated foreign and state income tax expense compared to a consolidated pre-tax book loss.

The six months ended October 31, 2013 includes a benefit of $0.4 million which was recorded as a discrete item related to a 2013 Texas state research and development credit, which was enacted in the first quarter of this fiscal year.

8. Debt

On July 18, 2007, the Company entered into a loan and security agreement (“Loan Agreement”) with a financial institution, which was most recently amended in April 2013. As amended, the Loan Agreement provides for a revolving line of credit with a borrowing capacity of up to the lesser of (a) $30.0 million or (b) 100% of eligible monthly service fees as defined in the Loan Agreement, inclusive of any amounts outstanding under the $2.7 million sublimit for corporate credit card and letter of credit services. The revolving line of credit expires on January 31, 2015 with all advances immediately due and payable. The revolving line of credit bears interest at the prime based rate as defined in the Loan Agreement except during any period of time during which, in accordance with the Loan Agreement, the line bears interest at the daily adjusting LIBOR rate. Borrowings under the revolving line of credit are collateralized by substantially all assets of the Company and of its U.S. subsidiaries. The Loan Agreement contains certain financial and nonfinancial covenants. As of October 31, 2013 and April 30, 2013, the Company had drawn down $1.6 million and $2.0 million, respectively, in the form of letter of credits as security deposits for its leased corporate headquarters. The unused balance of the revolving line of credit was $28.4 million as of October 31, 2013 and $28.0 million as of April 30, 2013. The Company was in compliance with all financial and non-financial covenants as of October 31, 2013. As of April 30, 2013, the Company was not originally in compliance with one of the financial covenants. On June 6, 2013, the Company executed an eighth amendment to the Loan Agreement to revise the financial covenant effective April 28, 2013. As a result of this revision the Company was in compliance with all its financial covenants as of April 30, 2013.

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

9. Net Loss Per Share Applicable to Common Stockholders

The following table sets forth the computations of net loss per share applicable to common stockholders for the three and six months ended October 31, 2013 and 2012, respectively (in thousands, except net loss per share data):

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012
Net loss	$(14,154)	$(11,242)	$(31,522)	$(29,781)
Net loss per share, basic and diluted	$(0.19)	$(0.16)	$(0.42)	$(0.45)
Weighted average number of shares outstanding, basic and diluted	75,088	69,846	74,535	66,203
Potentially dilutive securities (1):
Outstanding stock options	2,757	7,299	2,933	7,828
Restricted shares	351	—	270	—

(1)	The impact of potentially dilutive securities on earnings per share is anti-dilutive in a period of net loss.

10. Commitments and Contingencies

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

On January 10, 2013, the U.S. Department of Justice filed a complaint against the Company with the U.S. District Court for the Northern District of California, San Francisco Division, alleging that the Company’s acquisition of PowerReviews violates Section 7 of the Clayton Act, 15 U.S.C. Section 18 and seeking the Company’s divestiture of assets sufficient to create a competing business that can replace the competitive significance of PowerReviews in the marketplace. The Company disputes the allegations and has vigorously contested the matter. The trial for this matter in the U.S. District Court for the Northern District of California, San Francisco Division, concluded on October 15, 2013. The Company and the U.S. Department of Justice have each made the post-trial filings requested by the court. The court’s opinion in this matter is pending and the Company currently does not know when the opinion will be delivered. If the court finds in favor of the U.S. Department of Justice, the court may order additional hearings and filings to determine remedies. In addition, either the Company or the U.S. Department of Justice may appeal the judgment. It is not possible to reliably predict the outcome of the case. Therefore, the Company cannot currently estimate the possible loss or range of loss that could result from the case.

On March 12, 2013, a purported shareholder derivative action was filed in the Texas State District Court for Travis County, Texas against certain of the Company’s officers and directors, former officers and directors, and against the Company as nominal defendant. The complaint in this matter alleges corporate waste, breaches of fiduciary duties and breaches of the Company’s corporate policies in connection with the acquisition of PowerReviews and certain of the Company’s officers’ and directors’ sales of shares of the Company’s stock. The complaint requests declaratory judgment, a disgorgement of $91.4 million in proceeds received from such sales of the Company’s stock, unspecified damages on behalf of the Company, reasonable attorneys’, accountants’ and experts’ fees, and equitable relief. On October 23, 2013, the District Court granted a motion filed by the Company and individual defendants ordering the plaintiff to file an amended complaint within 30 days setting forth the allegations with the requisite specificity. On November 22, 2013, the plaintiff filed its amended complaint and it remains pending at this time. Due to the early stages of the case, it is not possible to reliably predict the outcome of the case. Therefore, the Company cannot currently estimate the reasonably possible loss or range of loss that could result from the case.

On August 21, 2013, c4cast.com, Inc. filed a complaint against the Company in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 7,958,204, which is entitled “Community-Selected Content.” On November 19, 2013, c4cast.com, Inc. and the Company jointly moved to dismiss the action with prejudice, pursuant to a settlement consideration in exchange for a license of certain patents and patent applications from c4cast.com, Inc. (see Note 11). The settlement consideration did not have a material impact on the Company’s condensed consolidated financial statements and is accrued for as of October 31, 2013.

As of October 31, 2013, the Company was in the process of assessing the sales tax status of the Bazaarvoice enterprise service offering with sales tax agencies in certain states in which it operates. Based on the limited information received from certain of these states, the Company cannot estimate with certainty the historical time period for which these services were taxable, and, for certain states, which of its service offerings and features these states may determine to be subject to state sales tax. The Company currently estimates that its liability, net of amounts to be recovered from customers, will be between $2.5 million and $3.8 million. The Company has accrued a liability of $3.2 million, representing the best estimate of the amount within this range that will probably be incurred to settle these obligations. The estimated range includes continuing to execute its action plan for recovering these amounts due from the Company’s customers. If it is determined that the time period in which the products are taxable or the portion of the Company’s product offering subject to state sales tax is greater than that used to determine the accrual as of October 31, 2013, or if there are changes in our underlying assumptions, then the actual liability incurred will likely approach the higher end of the current estimated range.

11. Subsequent Events

On November 19, 2013, c4cast.com, Inc. and the Company jointly moved to dismiss the action with prejudice, pursuant to a settlement consideration in exchange for a license of certain patents and patent applications from c4cast.com, Inc. The settlement consideration did not have a material impact on the Company’s condensed consolidated financial statements and is accrued for as of October 31, 2013.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions, although not all forward-looking statements contain these words. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;

•	our ability to retain customers or renew them at similar prices;

•	our ability to attract new clients and upsell existing clients;

•	our ability to increase adoption of our platforms by our customers’ internal and external users;

•	our ability to protect our users’ information and adequately address security and privacy concerns;

•	our ability to maintain an adequate rate of growth;

•	our ability to effectively execute and adapt our business model in a dynamic market;

•	our future expenses;

•	the expected benefits of the PowerReviews acquisition, including the ability to establish us with small and medium-sized businesses and further expand the reach and value of our network, and our ability to achieve significant cost synergies;

•	the expected benefits of the Longboard Media acquisition, including our ability to earn revenue based on ads that are served on our network;

•	our plan to continue investing in long-term growth and research and development, enhancing our platforms, and pursuing strategic acquisitions of complementary businesses and technologies to drive future growth;

•	our ability to increase engagement of our solutions by our clients, partners and professional organizations;

•	our anticipated trends of our operating metrics and financial and operating results;

•	the effects of increased competition in our market;

•	our ability to effectively manage our growth;

•	our ability to successfully enter new markets and manage our international expansion;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	the attraction and retention of qualified employees and key personnel;

•	our expectations regarding the outcome of litigation proceedings; and

•	other risk factors included under “Risk Factors” in this Quarterly Report on Form 10-Q.

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

Overview

We are a network that connects brands and retailers to the authentic voices of people where they shop. Bazaarvoice, which literally means “voice of the marketplace,” was founded on the premise that online word of mouth is critical to consumers and businesses because of its influence on purchasing decisions, both online and offline. Our technology platform amplifies these voices into the places that influence the shopping experience – before, during and after a purchase. Network analytics help marketers and advertisers provide more engaging experiences that drive brand awareness, consideration, sales and loyalty. We help clients leverage social data derived from online word of mouth content to increase sales, acquire new customers, improve marketing effectiveness, enhance consumer engagement across channels, increase success of new product launches, improve existing products and services, effectively scale customer support, decrease product returns and enable retailers to launch and manage on-site advertising solutions and site monetization strategies.

Since our inception in May 2005, we have experienced revenue growth primarily driven by our active enterprise clients who have adopted either our Conversations platform or the PowerReviews Enterprise platform. In order to take advantage of our growth opportunity and to provide high levels of client service, we have expanded our number of full-time employees. We believe our growth is further illustrated by impressions served, which we define as single instances of online word of mouth delivered to an end user’s web browser. While this metric does not drive our pricing, it measures the reach of our network to a consumer audience.

The following table summarizes these measures of our growth over the three and six months ended October 31, 2013 and 2012:

	Three months ended October 31,		Six months ended October 31,
	2013	2012	2013	2012
Revenue (in thousands)	$45,538	$38,626	$90,109	$74,288
Number of active enterprise clients (period end) (1)	1,289	1,109	1,289	1,109
Full-time employees (period end)	798	777	798	777
Software as a service (“SaaS”) impressions served (in millions) (2)	48,719	33,283	94,692	66,309

(1)	In connection with our June 2012 acquisition of PowerReviews, we expanded the types of clients that we serve. To reflect differences among our clients and the services that we offer, we define our clients as “active enterprise clients” and “active network clients,” the definitions of which are set forth in the Key Business Metrics section. In this Quarterly Report on Form 10-Q, historical references to active clients for periods prior to the closing of the PowerReviews acquisition include both active enterprise clients and active network clients on an aggregate basis. As a result of this nomenclature change resulting from our acquisition of PowerReviews, comparisons of active clients and active client retention rates for periods prior to June 2012 and after June 2012 may not be directly comparable as we have not made this distinction retrospectively. This change has a corresponding impact on metrics that are driven by number of clients, such as revenue per active client; however, we believe the change has had an immaterial impact on these metrics. Accordingly, our Key Business Metrics discuss the performance of our active enterprise clients exclusively.
(2)	The number of impressions for the three and six months ended October 31, 2013 and October 31, 2012 are exclusive of impressions served on either the PowerReviews Enterprise platform or the PowerReviews Express platform.

For the three and six months ended October 31, 2013, through the enhancement and expansion of our social commerce platform, we achieved continued growth as compared to the three and six months ended October 31, 2012 in both the number of active enterprise clients and the revenue we generate from our active enterprise clients over time. Our revenue was $45.5 million and $90.1 million for the three and six months ended October 31, 2013, respectively, which represents a 17.9% and 21.3% increase, respectively, from the three and six months ended October 31, 2012.

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

Business Model

The strategic priorities of our business are to optimize our shopper content network by continuing to add new retail and brand clients and new content, while continuing to deliver value and leadership to our clients so as to maximize the lifetime value of our client relationships. We make significant investments in acquiring new clients and content and we may need to make similar investments to acquire the appropriate rights to fully utilize the data generated by our network. We believe that we will be able to achieve a favorable return on these investments by retaining and growing our client relationships over time.

In connection with the acquisition of new clients, we incur and recognize significant upfront costs. These costs include sales and marketing costs associated with generating client agreements, such as sales commission expenses that are recognized fully in the period in which we execute a client contract. In addition, we incur implementation costs which are generally recognized in periods prior to recognizing revenue. However, we recognize revenue ratably over the entire term of those contracts, which commences when the client is able to begin using our solution. Although we expect each client to be profitable for us over the duration of our relationship, the costs we incur with respect to any client relationship may exceed revenue in earlier periods because we recognize those costs in advance of the recognition of revenue. As a result, an increase in the mix of new clients as a percentage of total clients will initially have a negative impact on our operating results. On the other hand, we expect that a decrease in the mix of new clients as a percentage of total clients will initially have a positive impact on our operating results. Additionally, clients generally pay in advance of the recognition of revenue on varying billing cycles. As a result, our cash flow from these clients may exceed the amount of revenue recognized for those clients in earlier periods of our relationship.

Key Business Metrics

In addition to macroeconomic trends affecting the demand for our solutions, management regularly reviews a number of key financial and operating metrics to evaluate our business, determine the allocation of our resources, make decisions regarding corporate strategies and evaluate forward-looking projections and trends affecting our business. The following table summarizes our key business metrics:

	Three months ended October 31,		Six months ended October 31,
	2013	2012	2013	2012
	(in thousands, except number of clients and client retention rate)
Revenue:
SaaS	$44,231	$38,626	$87,273	$74,288
Media	1,307	—	2,836	—

Total revenue	$45,538	$38,626	$90,109	$74,288

Cash flow used in operations	$(12,572)	$(4,142)	$(21,768)	$(5,964)
Number of active enterprise clients (period end)	1,289	1,109	1,289	1,109
SaaS revenue per active enterprise client (1)	$35.0	$35.4	$69.9	$74.9
Active enterprise client retention rate (2)	96.8%	96.5%	93.6%	94.9%
Total revenue per employee (3)	$57.9	$49.9	$114.0	$101.8

(1)	Calculated based on the average number of active enterprise clients for the three and six month periods.
(2)	Calculated based on active enterprise client retention over the three and six month periods.
(3)	Calculated based on the average number of full-time employees for the three and six month periods.

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

Key Components of Our Condensed Consolidated Statements of Operations

Revenue

We generate revenue principally from fixed commitment subscription contracts under which we provide clients with various services, including access to our hosted software platforms. We sell these services under contractual agreements for service terms that are generally one year in length. Clients typically commit to fixed rate fees for the service term. Revenue from these agreements is recognized ratably over the period of service and any revenue that does not meet recognition criteria is recorded as deferred revenue on our balance sheet. We invoice clients on varying billing cycles, including annually, quarterly and monthly; therefore, our deferred revenue balance does not represent the total contract value of our non-cancelable subscription agreements. No single client accounted for more than 10.0% of our revenue for the three and six months ended October 31, 2013 and 2012.

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

Reclassification

To conform with the basis of presentation adopted in the current quarter and the first quarter of this fiscal year, the presentation of certain expense line items for the three and six months ended October 31, 2012 in the condensed consolidated statements of operations has been adjusted to reflect the following:

3)	Bad debt expenses of $0.6 million and $0.8 million has been reclassified from sales and marketing to general and administrative for the three and six months ended October 31, 2012, respectively.

4)	Information technology costs of $1.0 million and $1.6 million have been allocated from general and administrative to cost of revenue, sales and marketing, and research and development for the three and six months ended October 31, 2012, respectively.

As these are reclassifications between expense categories, there is no impact on the consolidated balance sheet as of April 30, 2013, or the operating loss and net loss as reported on the condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, condensed consolidated statements of changes in stockholder’s equity or the condensed consolidated statements of cash flows for the six months ended October 31, 2012.

RESULTS OF OPERATIONS

The following tables set forth our results of operations for the specified periods. The period-to-period comparisons of results of operations are not necessarily indicative of results for future periods.

Consolidated Statements of Operations Data:

	Three months ended October 31,		Six months ended October 31,
	2013	2012	2013	2012
	(in thousands)
Revenue	$45,538	$38,626	$90,109	$74,288
Cost of revenue (1)	14,475	14,488	28,774	27,396

Gross profit	31,063	24,138	61,335	46,892
Operating expenses:
Sales and marketing (1)	21,014	17,503	42,031	32,864
Research and development (1)	10,024	8,237	19,140	15,936
General and administrative (1)	3,959	7,153	12,888	22,830
Acquisition-related and other	8,283	1,366	15,787	2,750
Amortization of acquired intangible assets	1,305	898	2,609	1,378

Total operating expenses	44,585	35,157	92,455	75,758

Operating loss	(13,522)	(11,019)	(31,120)	(28,866)

Total other income (expense), net	(249)	51	(242)	(353)

Loss before income taxes	(13,771)	(10,968)	(31,362)	(29,219)
Income tax expense	383	274	160	562

Net loss	$(14,154)	$(11,242)	$(31,522)	$(29,781)

Other Financial Data:
Adjusted EBITDA (2)	$(3,116)	$(3,959)	$(6,273)	$(6,746)

(1)	Includes stock-based expense as follows:

Cost of revenue	$396	$594	$888	$895
Sales and marketing	1,326	878	2,557	2,708
Research and development	679	1,062	1,503	1,709
General and administrative	1,247	1,061	2,708	10,621

(2)	We define Adjusted EBITDA as net loss adjusted for stock-based expense, contingent consideration related to acquisition, adjusted depreciation and amortization (which excludes amortization of capitalized internal-use software development costs), integration and other costs related to acquisitions, other non-business cost and benefits, income tax expense and other (income) expense, net. Adjusted EBITDA is a financial measure that is not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

We believe Adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

•	Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items, such as stock-based expense, adjusted depreciation and amortization, acquisition costs, income tax expense and other income, net, that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;

•	Our management uses Adjusted EBITDA in conjunction with GAAP financial measures for planning purposes, including the preparation of our annual operating budget, as a measure of operating performance and the effectiveness of our business strategies and in communications with our board of directors concerning our financial performance;

•	Adjusted EBITDA provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP operating results; and

•	We anticipate that our investor and analyst presentations will include Adjusted EBITDA as a supplemental measure to evaluate our overall operating performance.

We understand that although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. These limitations include:

•	Adjusted depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; Adjusted EBITDA does not reflect any cash requirements for these replacements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;

•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three months ended October 31,		Six months ended October 31,
	2013	2012	2013	2012
	(in thousands)
Net loss	$(14,154)	$(11,242)	$(31,522)	$(29,781)
Stock-based expense	3,648	3,595	7,656	15,933
Contingent consideration related to acquisition (1)	(4,230)	—	(3,860)	—
Adjusted depreciation and amortization	2,705	2,099	5,264	3,437
Acquisition-related and other expense	8,283	1,366	15,787	2,750
Income tax expense	383	274	160	562
Total other income (expense), net	249	(51)	242	353

Adjusted EBITDA	$(3,116)	$(3,959)	$(6,273)	$(6,746)

(1)	Contingent consideration related to acquisition includes the following:

(a) Revaluation of contingent consideration General and administrative	$(3,270)	$—	$(3,270)	$—
(b) Contingent consideration included in compensation expense General and administrative	(480)	—	(295)	—
Salesand marketing	(480)	—	(295)	—

Contingent consideration related to acquisition	$(4,230)	$—	$(3,860)	$—

Revaluation of contingent consideration is the decrease in fair value of the liability-classified contingent consideration related to the acquisition of Longboard Media, Inc. Contingent consideration included in compensation expense relates to certain Longboard Media, Inc. employees whose right to receive such compensation is forfeited if they terminate their employment. As of October 31, 2013, the Company determined that the probability of attaining the underlying performance goals had become remote and the resultant payout was estimated to be zero. As a result, the fair value of the liability-classified contingent consideration and the liability accrued for contingent consideration included in compensation expense were reduced to zero. We exclude these items from our non-GAAP financial measures in order to facilitate the comparison of post-acquisition operating results.

The following table set forth our results of operations for the specified periods as a percentage of revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

Consolidated Statements of Operations Data:

	Three months ended October 31,		Six months ended October 31,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (1)	31.8	37.5	31.9	36.9

Gross profit	68.2	62.5	68.1	63.1
Operating expenses:
Sales and marketing (1)	46.1	45.3	46.6	44.2
Research and development (1)	22.0	21.3	21.2	21.5
General and administrative (1)	8.7	18.5	14.3	30.7
Acquisition-related and other	18.2	3.5	17.5	3.7
Amortization of acquired intangible assets	2.9	2.3	2.9	1.9

Total operating expenses	97.9	90.9	102.5	102.0

Operating loss	(29.7)	(28.4)	(34.4)	(38.9)

Total other income (expense), net	(0.5)	0.1	(0.3)	(0.5)

Loss before income taxes	(30.2)	(28.3)	(34.7)	(39.4)
Income tax expense	0.9	0.8	0.3	0.7

Net loss	(31.1)%	(29.1)%	(35.0)%	(40.1)%

Other Financial Data:
Adjusted EBITDA (2)	(6.8)%	(10.2)%	(7.0)%	(9.1)%

(1)	Includes stock-based expense as follows:

Cost of revenue	0.9%	1.5%	1.0%	1.2%
Sales and marketing	2.9	2.3	2.8	3.6
Research and development	1.5	2.7	1.7	2.3
General and administrative	2.7	2.7	3.0	14.3

(2)	We define Adjusted EBITDA as net loss adjusted for stock-based expense, contingent consideration related to acquisition, adjusted depreciation and amortization (which excludes amortization of capitalized internal-use software development costs), integration and other costs related to acquisitions, other non-business cost and benefits, income tax expense and other (income) expense, net. See Note (2) to the Consolidated Statement of Operations Data on page 22 of this Quarterly Report on Form 10-Q for a reconciliation of net loss to Adjusted EBITDA.

Comparison of the Three Months Ended October 31, 2013 and 2012

Revenue

	Three months ended October 31,
	2013	2012	% Change
	(dollars in thousands)
Revenue	$45,538	$38,626	17.9%

Our revenue increased by $6.9 million, or 17.9%, for the three months ended October 31, 2013 compared to the three months ended October 31, 2012. Included in this increase was an increase in SaaS revenue of $5.6 million and the inclusion of $1.3 million of media revenue resulting from our acquisition of Longboard Media. Of the $5.6 million increase in SaaS revenue, $3.6 million was generated from new clients utilizing our platform and solutions during the period as we continued to increase our market penetration. The remaining $2.0 million increase was generated from existing clients due to increased subscriptions of our products and offerings coupled with our client retention. For the three months ended October 31, 2013, our active enterprise client retention rate was 96.8% and SaaS revenue per active enterprise client (in thousands) was $35.0.

Cost of Revenue and Gross Profit Percentage

	Three months ended October 31,
	2013	2012	% Change
	(dollars in thousands)
Cost of revenue (1)	$14,475	$14,488	—%
Gross profit	31,063	24,138	28.7
Gross profit percentage	68.2%	62.5%

(1)	Includes amortization of intangible assets of $0.5 and $0.5 million for the three months ended October 31, 2013 and 2012, respectively.

Cost of revenue stayed relatively constant for the three months ended October 31, 2013 compared to the three months ended October 31, 2012. A $1.4 million increase in costs associated with hosting services was offset by reductions of $0.7 million in personnel-related expenses, $0.3 million in travel expenses, $0.2 million in professional fees and $0.2 million in allocated overhead expenses.

Operating Expenses

	Three months ended October 31,
	2013		2012
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Sales and marketing	$21,014	46.1%	$17,503	45.3%	20.1%
Research and development	10,024	22.0	8,237	21.3	21.7
General and administrative	3,959	8.7	7,153	18.5	(44.7)
Acquisition-related and other	8,283	18.2	1,366	3.5	506.4
Amortization of acquired intangible assets	1,305	2.9	898	2.3	45.3

Total operating expenses	$44,585	97.9%	$35,157	90.9%	26.8%

Sales and marketing. Sales and marketing expenses increased $3.5 million, or 20.1%, for the three months ended October 31, 2013 compared to the three months ended October 31, 2012. This increase was due to growth in our sales and marketing headcount, resulting in an increase of $1.4 million in personnel-related expenses. As of October 31, 2013, the Company determined that the probability of attaining the underlying performance goals tied to the contingent consideration was remote and the resultant payout was estimated to be zero. As a result, the increase in personnel-related expenses was partially offset by a $0.5 million decrease in the accrued compensation component of the contingent consideration related to the acquisition of Longboard Media. Expansion of our sales and marketing efforts also resulted in an increase of $1.6 million in professional fees, a $0.6 million increase in depreciation and amortization and a $0.4 million increase in allocated overhead expenses.

Research and development. Research and development expenses increased $1.8 million, or 21.7%, for the three months ended October 31, 2013 compared to the three months ended October 31, 2012. Personnel-related expenses increased $0.8 million due to an increase in research and development head count. We also experienced increases of $1.0 million in professional fees due to increased use of third party contractor resources.

General and administrative. General and administrative expenses decreased $3.2 million, or 44.7%, for the three months ended October 31, 2013 compared to the three months ended October 31, 2012. Personnel-related expenses increased by $0.6 million. This increase was offset by a $3.3 million decrease in fair value of the liability for contingent consideration related to the acquisition of Longboard Media since, the payout was estimated to be zero. Furthermore, as the estimated payout was determined to be zero, the accrued compensation component of the contingent consideration was also reduced to zero, resulting in an additional decrease of $0.5 million in personnel-related expenses. Bad debt expense decreased by $0.6 million which was offset by an increase of $0.2 million in professional fees and an increase of $0.4 million in facility-related expenses.

Acquisition-related and other. We incurred $8.3 million in acquisition-related expenses for the three months ended October 31, 2013, primarily for the legal and advisory fees for the U.S. Department of Justice suit related to our acquisition of PowerReviews. We incurred $1.4 million of legal and advisory expenses related to our acquisition of PowerReviews for the three months ended October 31, 2012.

Amortization of acquired intangibles. Amortization of acquired intangibles represents amortization of the customer relationships purchased in the PowerReviews and Longboard Media acquisitions. This amortization is presented separately in the statement of operations and was $1.3 million and $0.9 million for the three months ended October 31, 2013 and 2012, respectively.

Other Income (Expense), Net

	Three months ended October 31,
	2013		2012
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Interest income	$46	0.1%	$—	—%	N/A
Other income (expense)	(295)	(0.6)	51	0.1	(678.4)

Total other income (expense), net	$(249)	(0.5)%	$51	0.1%	(588.2)%

Other income (expense) decreased by $0.3 million for the three months ended October 31, 2013 compared to the three months ended October 31, 2012, due primarily to changes in realized and unrealized losses on transactions in foreign currencies.

Income Tax Expense

	Three months ended October 31,
	2013		2012
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Income tax expense	$383	0.9%	$274	0.8%	39.8%

Income tax expense for the three months ended October 31, 2013 increased $0.1 million to $0.4 million compared to income tax expense of $0.3 million for the three months ended October 31, 2012. This increase is primarily attributable to an increase in estimated foreign and state income tax expenses.

Comparison of the Six Months Ended October 31, 2013 and 2012

Revenue

	Six months ended October 31,
	2013	2012	% Change
	(dollars in thousands)
Revenue	$90,109	$74,288	21.3%

Our revenue increased by $15.8 million, or 21.3%, for the six months ended October 31, 2013 compared to the six months ended October 31, 2012. Included in this increase was an increase in SaaS revenue of $13.0 million and the inclusion of $2.8 million of media revenue resulting from our acquisition of Longboard Media. Of the $13.0 million increase in SaaS revenue, $6.2 million was generated from new clients utilizing our platform and solutions during the period as we continued to increase our market penetration and $1.7 million was due to incremental revenue from PowerReviews customers which were acquired on June 12, 2012. The remaining $6.8 million increase was generated from existing clients due to increased subscriptions of our products and offerings coupled with our client retention. For the six months ended October 31, 2013, our active enterprise client retention rate was 93.6%, and SaaS revenue per active enterprise client (in thousands) was $69.9.

Cost of Revenue and Gross Profit Percentage

	Six months ended October 31,
	2013	2012	% Change
	(dollars in thousands)
Cost of revenue (1)	$28,774	$27,396	5.0%
Gross profit	61,335	46,892	30.8
Gross profit percentage	68.1%	63.1%

(1)	Includes amortization of intangible assets of $0.9 and $0.7 million for the six months ended October 31, 2013 and 2012, respectively.

Cost of revenue increased $1.4 million, or 5.0%, for the six months ended October 31, 2013 compared to the six months ended October 31, 2012. This increase was primarily due to an increase of $2.4 million in costs associated with hosting services which was partially offset by a $0.4 million reduction in professional fees and a $0.6 million reduction in travel expenses.

Operating Expenses

	Six months ended October 31,
	2013		2012
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Sales and marketing	$42,031	46.6%	$32,864	44.2%	27.9%
Research and development	19,140	21.2	15,936	21.5	20.1
General and administrative	12,888	14.3	22,830	30.7	(43.5)
Acquisition-related and other	15,787	17.5	2,750	3.7	474.1
Amortization of acquired intangible assets	2,609	2.9	1,378	1.9	89.3

Total operating expenses	$92,455	102.5%	$75,758	102.0%	22.0%

Sales and marketing. Sales and marketing expenses increased $9.2 million, or 27.9%, for the six months ended October 31, 2013 compared to the six months ended October 31, 2012. This increase was primarily due to growth in our sales and marketing headcount, resulting in an increase of $4.0 million in personnel-related expenses which is net of a $1.2 million reduction in stock-based expense related to the acceleration of vesting of stock options for former PowerReviews executives in the six months ended October 31, 2012. As of October 31, 2013, the Company determined that the probability of attaining the underlying performance goals tied to the contingent consideration was remote and the resultant payout was estimated to be zero. As a result, the increase in personnel-related expenses was further offset by $0.3 million decrease in the accrued compensation component of the contingent consideration related to the acquisition of Longboard Media. Expansion of our sales and marketing efforts also resulted in increases of $3.2 million in professional fees, $0.5 million in travel expenses, $0.2 million in marketing expenses, $0.2 million in depreciation and amortization, $0.5 million in facility-related expenses and $0.9 million in allocated overhead expenses.

Research and development. Research and development expenses increased $3.2 million, or 20.1%, for the six months ended October 31, 2013 compared to the six months ended October 31, 2012. Personnel-related expenses increased $1.3 million due to an increase in research and development head count. We also experienced increases of $0.1 million in depreciation and amortization, $0.4 million in allocated overhead expenses and $1.7 million in professional fees due to increased use of third party contractor resources. These increases were partially offset by a $0.3 million reduction in travel expenses.

General and administrative. General and administrative expenses decreased $9.9 million, or 43.5%, for the six months ended October 31, 2013 compared to the six months ended October 31, 2012. Personnel-related expenses decreased $7.7 million as the six months ended October 31, 2012 included $8.6 million in stock-based expense related to the acceleration of vesting of stock options for former PowerReviews executives offset by an increase of $0.9 million due to an increase in headcount in the six months ended October 31, 2013. In addition, there was a $3.3 million reduction in expense due to the decrease in fair value of the liability for contingent consideration related to the acquisition of Longboard Media since, as of October 31, 2013, the payout was estimated to be zero. Furthermore, as the estimated payout was determined to be zero, the accrued compensation component of the contingent consideration was also reduced to zero, resulting in an additional decrease of $0.3 million in personnel-related expenses. An additional decrease of $0.2 million in travel and bad debt expenses was offset by increases of $0.8 million in professional fees and $0.8 million in facility-related expenses.

Acquisition-related and other. We incurred $15.8 million in acquisition-related expenses for the six months ended October 31, 2013, primarily for the legal and advisory fees for the U.S. Department of Justice suit related to our acquisition of PowerReviews. We incurred $2.8 million in legal and advisory expenses for the six months ended October 31, 2012, related to our acquisition of PowerReviews.

Amortization of acquired intangibles. Amortization of acquired intangibles represents amortization of the customer relationships purchased in the PowerReviews and Longboard Media acquisitions. This amortization is presented separately in the statement of operations and was $2.6 million and $1.4 million for the six months ended October 31, 2013 and 2012, respectively.

Other Income (Expense), Net

	Six months ended October 31,
	2013		2012
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Interest income	$112	0.1%	$50	—%	124.0%
Other expense	(354)	(0.4)	(403)	(0.5)	(12.2)

Total other expense, net	$(242)	(0.3)%	$(353)	(0.5)%	(31.4)%

Interest income increased approximately $0.1 million for the six months ended October 31, 2013 compared to the six months ended October 31, 2012, primarily due to returns on our investment proceeds from our follow-on offering. Other expense decreased by less than $0.1 million for the six months ended October 31, 2013 compared to the six months ended October 31, 2012 primarily due to changes in realized and unrealized losses on transactions in foreign currencies.

Income Tax Expense

	Six months ended October 31,
	2013		2012
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Income tax expense	$160	0.3%	$562	0.7%	(71.5)%

Income tax expense for the six months ended October 31, 2013 decreased by $0.4 million to $0.2 million compared to income tax expense of $0.6 million for the six months ended October 31, 2012. The decrease was due to a benefit of $0.4 million which was recorded as a discrete item related to a 2013 Texas state research and development credit, which was enacted in the first quarter of this fiscal year.

Liquidity and Capital Resources

Our principal source of liquidity as of October 31, 2013 consisted of $74.8 million of cash and cash equivalents and short-term investments. We have also secured a revolving line of credit with a borrowing capacity of up to $30.0 million. Cash and cash equivalents consist of cash, money market funds and U.S. treasury securities. Our short-term investments consist of certificates of deposit and U.S. treasury securities. As of October 31, 2013, the amount of cash and cash equivalents held by foreign subsidiaries was $4.9 million. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds; however, our intent is to indefinitely reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries. The income tax liability would be insignificant if these earnings were to be repatriated.

Our principal needs for liquidity include funding our ongoing operations, working capital requirements, capital expenditures and acquisitions. We believe that our available resources are sufficient to fund our liquidity requirements for at least the next 12 months.

As of October 31, 2013, our accounts payable, accrued expenses and other current liabilities includes $14.6 million of estimated liabilities for legal fees primarily for the U.S. Department of Justice suit related to our acquisition of PowerReviews, sales tax for our enterprise service offerings and other stock-related expenses in connection with our treatment of certain stock options grants. We may incur additional expenses as a result of the U.S. Department of Justice suit depending on its outcome, whether there are additional proceedings to discuss a remedy in the event the U.S. Department of Justice prevails, and whether either we or the U.S. Department of Justice appeal the court’s judgment. While actual results could differ from the estimates made by management with respect to these items, expected payments towards these estimated liabilities may result in an increased use of cash for the year ended fiscal 2014.

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

The following table summarizes our cash flows for the periods indicated:

	Six months ended October 31,
	2013	2012
	(in thousands)
Net cash used in operating activities	$(21,768)	$(5,964)
Net cash provided by (used in) investing activities	16,576	(81,696)
Net cash provided by financing activities	7,483	58,411

Net Cash Used in Operating Activities

Net cash used in operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of clients using our platforms and the amount and timing of client payments.

For the six months ended October 31, 2013, operating activities used $21.8 million of cash after changes in our operating assets and liabilities partially offset a net loss of $31.5 million. Changes in our operating assets and liabilities included non-cash depreciation and amortization of $7.3 million, non-cash stock-based expense of $7.7 million, a non-cash benefit related to the revaluation of contingent consideration of $3.3 million, non-cash bad debt expense of $0.6 million and a non-cash tax benefit related to stock-based expense of $0.1 million. Accounts receivable, other non-current assets, accounts payable, deferred revenue and other liabilities decreased $7.1 million which was partially offset by an increase of $4.6 million in prepaid expense and other current assets and accrued expenses and other current liabilities; resulting in a net decrease of $2.5 million in operating assets and liabilities.

For the six months ended October 31, 2012, operating activities used $6.0 million of cash after changes in our operating assets and liabilities offset a net loss of $29.8 million. Changes in our operating assets and liabilities included non-cash depreciation and amortization of $4.3 million, non-cash stock-based expense of $15.9 million, non-cash bad debt expense of $0.8 million and a non-cash benefit related to stock-based expense of $0.3 million. Accounts payable, accrued expenses, deferred revenue and other liabilities increased $8.2 million. This increase was partially offset by a decrease of $5.1 million in accounts receivable, prepaid expenses and other current assets.

Net Cash Provided by (Used in) Investing Activities

For the six months ended October 31, 2013, investing activities provided $16.6 million, including $23.0 million of proceeds from the maturities and sales of short term investments, net of purchases of short term investments, offset by $6.2 million in purchases of property, equipment and capitalized internal-use software development costs and a $0.2 million purchase of an intangible asset.

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

For the six months ended October 31, 2013, financing activities provided $7.5 million, primarily due to proceeds from the exercise of options to purchase our common stock and contributions to our Employee Stock Purchase Plan.

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

As of October 31, 2013 and April 30, 2013, we had drawn down $1.6 million and $2.0 million, respectively, in the form of letter of credits as security deposits for our leased corporate headquarters. The unused balance of the revolving line of credit was $28.4 million as of October 31, 2013 and $28.0 million as of April 30, 2013. Borrowings under the revolving line of credit are collateralized by substantially all of our assets and bear interest at a floating interest rate equal to the prime rate (defined as the financial institution’s daily adjusting LIBOR rate plus 2.5% if greater), which is payable monthly. The revolving line of credit expires and all interest and principal thereunder is payable in full on January 31, 2015.

The Loan Agreement contains certain restrictive covenants that limit our and our subsidiaries’ ability to, among other things, incur additional indebtedness or guarantee indebtedness of others; make payments on additional indebtedness or make changes to certain agreements related to additional indebtedness; enter into hedging arrangements; create liens on our assets; make loans and investments; make capital expenditures; dispose of assets; store inventory and equipment with others; pay dividends or make distributions on, or purchase or redeem, our capital stock; enter into mergers or consolidations with or into other entities; undergo a change of control; engage in different lines of business; or enter into transactions with affiliates. The Loan Agreement also contains numerous affirmative covenants, including covenants regarding, among other things, compliance with applicable laws and regulations, reporting, payment of taxes and other obligations, maintenance of insurance coverage, maintenance of bank and investment accounts with the financial institution and its affiliates, registration of intellectual property rights, and obtaining certain third-party consents and waivers. We were in compliance with all financial and non-financial covenants as of October 31, 2013. As of April 30, 2013, the Company was not originally in compliance with one of the financial covenants. On June 6, 2013, the Company executed an eighth amendment to the Loan Agreement to revise the financial covenant effective April 28, 2013. As a result of this revision, the Company was in compliance with all of its financial covenants as of April 30, 2013.

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

Critical Accounting Policies and the Use of Estimates

Preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013, filed on July 3, 2013 describe the significant accounting estimates and policies used in the preparation of our condensed consolidated financial statements. Actual results in these areas could differ from management’s estimates. During the six months ended October 31, 2013, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013, filed on July 3, 2013.

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

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. dollar and the Euro and British Pound, the currencies of countries where we currently have our most significant international operations. On a historical basis, invoicing has largely been denominated in U.S. dollars; however, we expect an increasing proportion of our future business to be conducted in currencies other than U.S. dollars. Our expenses are generally denominated in the currencies of the countries in which our operations are located, with our most significant operations at present located in the United States, the United Kingdom, Germany, France, Australia and Sweden.

We assess the market risk of changes in foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows of a hypothetical 10% change in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The effect of an immediate 10% adverse change in exchange rates on foreign currency denominated monetary assets and liabilities, principally accounts receivable and intercompany balances, as of October 31, 2013, would be immaterial.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2013. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of October 31, 2013, management concluded that our disclosure controls and procedures were effective as of October 31, 2013.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended October 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 10, 2013, the U.S. Department of Justice filed a complaint against us with the U.S. District Court for the Northern District of California, San Francisco Division, alleging that our acquisition of PowerReviews violates Section 7 of the Clayton Act, 15 U.S.C. Section 18 and seeking the divestiture of assets sufficient to create a competing business that can replace the competitive significance of PowerReviews in the marketplace. We dispute the allegations and have vigorously contested the matter. The trial for this matter in the U.S. District Court for the Northern District of California, San Francisco Division, concluded on October 15, 2013. We and the U.S. Department of Justice have each made the post-trial filings requested by the court. The court’s opinion in this matter is pending and we currently do not know when the opinion will be delivered. If the court finds in favor of the U.S. Department of Justice, the court may order additional hearings and filings to determine remedies. In addition, either we or the U.S. Department of Justice may appeal the judgment. It is not possible to reliably predict the outcome of the case. Therefore, we cannot currently estimate the possible loss or range of loss that could result from the case.

On March 12, 2013, a purported shareholder derivative action was filed in the Texas State District Court for Travis County, Texas against certain of our officers and directors, former officers and directors, and against us as nominal defendant. The complaint in this matter alleges corporate waste, breaches of fiduciary duties and breaches of our corporate policies in connection with the acquisition of PowerReviews and certain of our officers’ and directors’ sales of shares of our stock. The complaint requests declaratory judgment, a disgorgement of $91.4 million in proceeds received from such sales of our stock, unspecified damages on our behalf of the Company, reasonable attorneys’, accountants’ and experts’ fees, and equitable relief. On October 23, 2013, the District Court granted a motion filed by us and individual defendants ordering the plaintiff to file an amended complaint within 30 days setting forth the allegations with the requisite specificity. On November 22, 2013, the plaintiff filed its amended complaint and it remains pending at this time. Due to the early stages of the case, it is not possible to reliably predict the outcome of the case. Therefore, we cannot currently estimate the reasonably possible loss or range of loss that could result from the case.

On August 21, 2013, c4cast.com, Inc. filed a complaint against us in the United States District Court for the Eastern District of Texas alleging infringement of United States Patent No. 7,958,204, which is entitled “Community-Selected Content.” On November 19, 2013, c4cast.com, Inc. and us jointly moved to dismiss the action with prejudice, pursuant to a settlement consideration in exchange for a license of certain patents and patent applications from c4cast.com, Inc. The settlement consideration did not have a material impact on our condensed consolidated financial statements and is accrued for as of October 31, 2013.

Item 1A. Risk Factors

We have a limited operating history, which makes it difficult to evaluate our current business and future prospects and may increase the risk of your investment.

We began our operations in May 2005. Our limited operating history may make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including challenges in forecasting accuracy, determining appropriate investments of our limited resources, market acceptance of our existing and future solutions, managing client implementations and developing new solutions. Our current operating model may require changes in order for us to achieve profitability and scale our operations efficiently. For example, we may need to continue to enhance our software architecture to allow us to efficiently and cost effectively develop and implement new solutions, make our solutions easy to implement, ensure our marketing engine is designed to drive highly qualified leads cost effectively and implement changes in our sales model to improve the predictability of our sales and reduce our sales cycle. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer. You should consider our business and prospects in light of the risks and difficulties we face as an early-stage company.

We have a history of losses and we may not achieve or sustain profitability in the future.

We have incurred significant losses in each fiscal period since our inception in 2005. We experienced net losses of $63.8 million and $24.3 million during fiscal years 2013 and 2012, respectively. As of October 31, 2013, we had an accumulated deficit of $160.4 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire clients. Expenses associated with the integration of the customers, employees and operations of PowerReviews and Longboard Media into our business could further delay our profitability. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest to grow our business and acquire clients, develop our platforms and develop new products and solutions. These efforts may prove more expensive and more difficult than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new products and solutions could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our client base; we could also incur increased losses because costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. We cannot be certain that we will be able to attain or increase profitability on a client-by-client basis or on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

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

We have several direct and indirect competitors that provide third-party social commerce solutions, including but not limited to companies like Pluck, Reevoo and Gigya. Additionally, we face potential competition from participants in adjacent markets that may enter our markets by leveraging related technologies and partnering with other companies.

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

Our revenue, expenses, operating results and cash flows have fluctuated from quarter to quarter in the past and are likely to continue to do so in the future. These fluctuations are due to, or may in the future result from, many factors, some of which are outside of our control, including:

•	the timing differences between when we incur sales commissions, implementation costs and other client acquisition costs associated with new solutions sales and when we generate revenue from these sales, particularly related to larger sales to new or existing clients;

•	our ability to sell additional solutions, including our media solutions, to existing clients and to add new clients, in multiple regions around the world, particularly in the United States and Europe, which has fluctuated and is likely to continue to fluctuate, due to the effectiveness of our sales execution, economic conditions, the timing of larger sales opportunities and other factors affecting our sales in each of these regions;

•	our ability, and the ability of our clients, to timely and effectively implement our solutions;

•	the amount, timing and effectiveness of our product development investments and related expenses and delays in generating revenue from these new solutions;

•	increases in our hosting costs due to variations in demand for storage capacity and computing consumption without a corresponding increase in pricing from our existing customers;

•	the timing, frequency and pattern of our billing mix;

•	our ability to adjust our cost structure, particularly our personnel costs, in response to reductions in revenue;

•	the cyclical and discretionary nature of marketing and advertising spending, especially spending on social commerce solutions;

•	seasonal variations and unpredictability in our customers’ advertising budgets;

•	the amount and timing of operating expenses and capital expenditures related to the expansion of our operations and infrastructure and client acquisition;

•	our failure to achieve the growth rate that was anticipated by us in setting our operating and capital expense budgets;

•	changes in our active enterprise client retention rates;

•	the timing and success of new solutions, product and service offerings and pricing policies by us or our competitors or any other changes in the competitive dynamics of our industry;

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill or intangible assets from acquired companies, including in connection with our acquisitions of PowerReviews and Longboard Media;

•	unforeseen litigation costs and related settlement costs, particularly those related to intellectual property infringement and our obligation to fulfill related client indemnification obligations and regulatory investigations or restructuring activities, including settlement costs and regulatory penalties assessed related to government enforcement actions;

•	our ability to accurately estimate state and local sales tax obligations and to collect such actual amounts from our customers;

•	our ability to accurately estimate payroll and related taxes for wages and equity transactions;

•	our ability to accurately estimate bonus and other incentive payments to key employees based on performance and market conditions;

•	changes in currency exchange rates and associated costs of hedging to manage foreign currency fluctuations; and

•	the adoption of new laws or regulations, or interpretations of existing laws or regulations, that restrict, or increase the costs of, providing social commerce solutions or using the Internet as a medium for communications and commerce.

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

Our business depends substantially on renewing agreements with existing clients and selling additional solutions to them. Any decline in our client renewals or expansions would likely harm our future operating results, especially if we are unable to recognize sufficient revenue to offset related client acquisition costs prior to such termination or cancellation of our client agreements. If our clients, especially our larger clients, do not renew their agreements, renew on less favorable terms or fail to purchase additional solutions, our revenue may decline and our operating results would likely be harmed.

In order for us to improve our operating results, it is important that our clients renew their agreements with us when the initial term expires and also purchase additional solutions from us. We offer our social commerce solutions primarily through subscription agreements and generally recognize revenue ratably over the related subscription period, which is typically one year. Our clients have no renewal obligation after their initial term expires, and we cannot assure you that we will be able to renew agreements with our clients at the same or higher contract value or at all. Moreover, under specific circumstances, our clients may have the right to cancel their agreements with us before they expire, for example, in the event of an uncured breach by us, or our clients may seek to renegotiate the terms of their contract prior to its expiration. Similarly, our contracts with our media clients generally do not include long-term obligations requiring them to purchase our services and are often cancelable upon short or no notice and without penalty. If our clients, especially our larger clients, with some of whom we are in current negotiations, do not renew their agreements, renew on less favorable terms or fail to purchase additional solutions, our revenue may decline, and our operating results would likely be harmed.

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

After the completion of our acquisition of PowerReviews, the Department of Justice, Antitrust Division filed a complaint against us with the U.S. District Court for the Northern District of California, San Francisco Division, alleging that our acquisition of PowerReviews violates Section 7 of the Clayton Act, 15 U.S.C. Section 18 and seeking the Company’s divestiture of assets sufficient to create a competing business that can replace the competitive significance of PowerReviews in the marketplace. The trial was completed on October 15, 2013 as to the determination of the liability and a decision by the court is pending. If the court finds in favor of the U.S. Department of Justice, the court may order additional hearings and filings to determine remedies. The lawsuit has resulted in material legal fees and associated costs, and has required considerable time and attention of our management. Further, we could be required to divest part, or all, of PowerReviews’ operations and assets. If we receive a favorable judgment, the U.S. Department of Justice may appeal the judgment, and if the U.S. Department of Justice receives a favorable judgment, we may appeal that judgment. In either case, we could incur significant expenses. As a result, this lawsuit could have a material adverse effect on our operating results and could materially impact our business strategy going forward.

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

In general, implementation of our solutions may require lengthy and significant work. We generally incur sales and marketing expenses related to the commissions owed to our sales representatives and make upfront investments in technology and personnel to support the engagements before we begin recognizing revenue from client contracts. We do not control our clients’ implementation schedules. As a result, as we have experienced in the past, if our clients do not allocate internal resources necessary to meet their implementation responsibilities or if we face unanticipated implementation difficulties, the implementation may be delayed and/or cancelled. Further, in the past, our implementation capacity has at times constrained our ability to successfully and timely implement our solutions for our clients, particularly during periods of high demand. If the client implementation process is not executed successfully or if execution is delayed, whether due to our clients’ or our capacity constraints, we could incur significant costs prior to generating revenue and our clients may delay their payment to us, and our relationships with some of our clients may be adversely affected. In addition, competitors with more efficient operating models with lower implementation costs could penetrate our client relationships.

Our management team has a limited history of working together and may not be able to execute our business plan. Changes to our management team may cause uncertainty regarding the future of our business and may adversely impact employee hiring and retention, our stock price, and our revenue, operating results, and financial condition.

Our management team has worked together for only a limited period of time and has a limited track record of executing our business plan as a team. Some of our executives have limited or no experience in managing publicly traded companies or companies of our size. In addition, we have recently filled a number of positions in our senior management. Accordingly, certain key personnel have only recently assumed the duties and responsibilities they are now performing, and it is difficult to predict whether our management team, individually and collectively, will be effective in operating our business. In addition, our Chief Executive Officer has announced his resignation effective as of January 31, 2014, and our President has been appointed as his successor. These changes may cause speculation and uncertainty regarding our future business strategy and direction and may cause or result in:

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

Our success depends in large part on our ability to retain and attract high-quality management and operating personnel. Our business plan was developed in large part by our executive officers, and its implementation requires their skills and knowledge. We do not maintain key person life insurance policies on any of our employees. We may not be able to offset the impact on our business of the loss of the services of one or more of our executive officers or key employees. Our business also requires skilled technical and sales personnel, who are in high demand and are often subject to competing offers. As we expand into new vertical and geographic markets, we will require personnel with expertise in these new areas. Competition for qualified employees is intense in our industry and particularly in Austin, Texas, where most of our employees are based. We continue to experience increased employee turnover since our initial public offering and have incurred additional expenses as a result. An inability to retain, attract, relocate and motivate additional highly skilled employees required for the operation and planned expansion of our business, could harm our operating results and impair our ability to grow. To retain and attract key personnel, we use various measures, including an equity incentive program and incentive bonuses for executive officers and other key employees. These measures may not be sufficient to retain and attract the personnel we require to operate our business effectively. A significant portion of the stock options held by our employees have exercise prices that are higher than the current market price for our common stock. As a result, such stock options may no longer provide additional incentive for our employees to remain employed by us. In addition, in making employment decisions, particularly in the software industry, job candidates often consider the value of the stock options they are to receive in connection with their employment. Significant volatility in the price of our stock may, therefore, adversely affect our ability to retain and attract key employees.

Our growth could strain our personnel, technology and infrastructure resources, and if we are unable to effectively manage our growth, our operating results may suffer.

Since our inception, we have experienced rapid growth, which has increased the complexity of our operations. As our operations have expanded, we have grown from 45 full-time employees at April 30, 2007 to 798 full-time employees at October 31, 2013. We have increased the size of our client base from 32 active clients at April 30, 2007 to 1,268 active enterprise clients at October 31, 2013, including approximately 300 active enterprise clients added to our business as a result of our acquisition of PowerReviews on June 12, 2012. The rapid growth and increasing complexity have demanded, and will continue to demand, substantial resources and attention from our management, most of whom have limited experience in managing a business of our size and complexity. We expect to continue to hire more employees in the future as we grow our business. To manage the expected growth of our operations and personnel and to support financial reporting requirements as a public company, we will need to continue to improve our operational, financial, technology and management controls and our reporting systems and procedures. Further, to accommodate our expected growth we must continually improve and maintain our technology, systems and network infrastructure. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Our inability to expand our personnel and operations in an efficient manner could result in difficulty in acquiring new clients or retaining existing clients, declines in quality or client satisfaction, increases in expenses relative to our revenue and challenges in developing and introducing new solutions, any of which could adversely affect our operating results.

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

We rely primarily on our direct sales force to sell our solutions. Our solutions require a sophisticated sales force. We are upgrading and expanding our sales team in order to increase revenue from new and existing clients and to further penetrate our existing markets and expand into new markets. We have hired new sales leaders, and in the past have restructured our sales organization in order to scale our sales operations to grow our revenue. This restructuring may not have the desired effect of expanding our business and generating anticipated revenue. Additionally, we are hiring a number of new sales personnel to replace terminated personnel and to grow our sales team in both existing and new markets. These efforts may initially be disruptive to our sales process.

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

If we are not able to successfully leverage data we and our clients collect and manage through our solutions and services, we may not be able to increase our revenue through our media services, analytics and other data solutions. Additionally, if the costs to obtain the rights to utilize the data are high, our results of operations could be adversely effected.

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

Additionally, our ability to both collect and utilize data may be affected by a number of factors outside of our control, including increased government regulation of the collection of information concerning consumer behavior on the Internet and the increased use of technologies that allow website visitors to modify their settings to prevent or delete cookies and to sweep all cookies from their computers. Further, we currently do not own the data collected through the use of our solutions and services but currently license the data from our clients for limited aggregation purposes. If our clients decide not to allow us to collect the data or if we are not able to obtain sufficient rights to the data, we may not be able to utilize it in our solutions and services. Additionally, the costs to us related to obtaining sufficient rights to utilize this data could be high and such costs could affect our future operating results.

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

Ratings & Reviews was our first social commerce solution and still remains the core element of our technology platform today. Other social commerce solutions we have developed include Connections Solutions and Analytics Solutions. If we are unable to continue developing enhanced features for these solutions to maintain demand or to diversify our revenue base by increasing demand for our other solutions and successfully developing and introducing new solutions either by internal development or acquisition, our operating results could be negatively impacted. We are currently modifying our software architecture to be able to develop and implement new solutions more efficiently and cost effectively. We are also currently investing significant amounts in research and development in connection with our efforts to leverage data that we and our clients collect and manage through the use of our solutions. Improving our architecture and developing and delivering new or upgraded solutions may require us to make substantial investments, and we have no assurance that such new or upgraded architecture solutions will generate sufficient revenue to offset their costs. If we are unable to efficiently develop, license or acquire such new or upgraded solutions on a timely and cost-effective basis, or if such solutions are not effectively brought to market, are not appropriately timed with market opportunity or do not achieve market acceptance, we could lose existing clients or fail to attract new clients, and our business and operating results could be materially adversely affected.

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

We have begun implementation of Conversations, our next-generation social commerce technology platform, and we intend to migrate all of our customers to this new technology platform over time. We have limited experience migrating customers from one platform to another. Given the complexity and significance of this transition, including the amount of customer data within our systems that will need to be accessed and migrated, our customer relationships, our reputation, and our overall business could be severely damaged if these migrations go poorly. To the extent we encounter difficulties in implementation and migration of Conversations, we may be required to incur additional costs, including research and development costs, to address issues identified during the process. In addition, we expect to incur additional expenses as a result of our plans to run dual technology platforms as we commence the launch of Conversations while maintaining our existing technology platforms, and if we experience any delays or technical problems as a result of the launch of and migration to Conversations, we may incur such expenses for a much longer period of time than anticipated. Also, one of the anticipated benefits of Conversations is that customer implementation times should be shortened, which should result in reduced costs and earlier revenue recognition. Delays in the launch of and migration to Conversations would result in corresponding delays in our ability to achieve these anticipated benefits. Similarly, even if the migrations go smoothly, our business operations and customer relationships will be at high risk if the new platform does not meet our performance expectations, or those of our customers. This could harm our business in numerous ways including, without limitation, a loss of revenue, lost customer contracts, and damage to our reputation.

Our long-term success depends, in part, on our ability to maintain and expand our operations outside of the United States and, as a result, our business is susceptible to risks associated with international operations.

As our operations have expanded, we have established and currently maintain offices in the United States, the United Kingdom, France, Germany, the Netherlands, Sweden, Singapore, Australia and Japan. We have limited experience in operating in foreign jurisdictions outside the United States and are making significant investments to build our international operations. Managing a global organization is difficult, time-consuming and expensive, and any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to risks, including the following:

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

The future success of our business depends upon the continued use of the Internet as a primary medium for communications and commerce. As the use of the Internet continues to evolve, increasing regulation by federal, state or foreign governments becomes more likely. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting data privacy, the solicitation, collection, processing or use of personal or consumer information, truth-in-advertising, consumer protection and the use of the Internet as a commercial medium and the market for social commerce solutions. There is also uncertainty as to how some existing laws governing issues such as sales taxes, libel and personal privacy, apply to the Internet. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the Internet. Any new regulations or legislation or new interpretations of existing regulations or legislation restricting Internet commerce or communications or imposing greater fees for Internet use could result in a decline in the use of the Internet as a medium for commerce and communications, diminish the viability of Internet solutions generally, and reduce the demand for our solutions. Additionally, if we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses, make it more difficult to conduct our business or require us to alter our business model. Any of these outcomes could have a material adverse effect on our business, financial condition or results of operations.

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

As of October 31, 2013, we had five issued U.S. patents, 23 pending U.S. non-provisional patent applications and one pending U.S. provisional patent application. We cannot be certain that any additional patents will be issued with respect to our current or potential patent applications. Any current or future patents issued to us may be challenged, invalidated or circumvented, may not provide sufficiently broad protection or may not prove to be enforceable inactions against alleged infringers. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

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

On July 18, 2007, we entered into a loan and security agreement with a financial institution. As amended to date, the loan agreement provides for borrowings up to $30.0 million, subject to a borrowing formula, under a revolving line of credit, with a sublimit of $2.7 million for the issuance of corporate credit cards and letters of credit on our behalf. As of October 31, 2013, we had no borrowings and a $1.6 million standby letter of credit issued under our loan agreement. Any borrowings, letters of credit and credit card services pursuant to our loan agreement are secured by substantially all of our assets, including our intellectual property. Our loan agreement limits, among other things, our ability to:

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

As a result of these risks, we may not be able to achieve the expected benefits of any acquisition. If we are unsuccessful in completing or integrating acquisitions, we may be required to reevaluate our growth strategy and we may incur substantial expenses and devoted significant management time and resources in seeking to complete and integrate the acquisitions.

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

We face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. A decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue, when translated into U.S. dollars. Conversely, if the U.S. dollar strengthens relative to foreign currencies, our revenue would be adversely affected. Our operating results could be negatively impacted depending on the amount of expense denominated in foreign currencies. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenue and operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. We currently enter into forward exchange contracts and as we continue to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

The requirements of being a public company may strain our resources and divert management’s attention

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NASDAQ and other applicable securities and rules and regulations.

As a public company, we are also required, under Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be prevented or detected on a timely basis. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an “emerging growth company” as defined in the recently enacted Jumpstart Our Business Startups Act of 2012, or the JOBS Act, if we take advantage of the exemptions contained in the JOBS Act. We may remain an “emerging growth company” through April 30, 2017, which would be the last day of the fiscal year following the fifth anniversary of our initial public offering, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any October 31 before February 23, 2017, we would cease to be an “emerging growth company” at the end of that fiscal year.

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

The market price of our common stock has been volatile historically and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, fluctuations in the valuation of companies perceived by investors to be comparable to us or in valuation metrics, such as our price to earnings ratio, could impact our stock price. Additionally, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations and general economic, political and market conditions, such as recessions, changes in U.S. credit ratings, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock. In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future, particularly following the announcement of the outcome of our lawsuit with the U.S. Department of Justice. Securities litigation against us, regardless of the merits or outcome, could result in substantial costs and divert our management’s attention from other business concerns, which could materially harm our business.

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

Our executive officers, directors, beneficial owners of 5.0% or more of our outstanding shares of common stock and affiliated entities together owned approximately 38.8% of our common stock outstanding as of October 31, 2013. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit our other stockholders. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

The price of our common stock could decline if there are substantial sales of our common stock in the public stock market. We had an aggregate of 75,841,648 outstanding shares of common stock as of November 18, 2013. Shares beneficially owned by our affiliates and certain employees are subject to volume and other restrictions under Rules 144 or 701 of the Securities Act, as well as our insider trading policy and any applicable 10b5-1 trading plan. Certain of our employees, including many of our executive officers, have entered into 10b5-1 trading plans providing for sales of shares of our common stock from time to time.

The holders of certain shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) April 30, 2017; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We will be deemed a large accelerated filer on the last day of the fiscal year for which the market value of our common equity held by non-affiliates exceeds $700 million, measured on October 31. As of October 31, 2013, we did not meet this threshold. We cannot predict if investors will find our common stock less attractive to the extent we rely on the exemptions available to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

The unfavorable outcome of any pending or future litigation or administrative action and expenses incurred in connection with litigation could result in additional litigation, financial losses or harm to our business.

We are, and in the future may be, subject to legal actions in the ordinary course of our operations, both domestically and internationally. On January 10, 2013, the U.S. Department of Justice filed a complaint against us with the U.S. District Court for the Northern District of California, San Francisco Division, with respect to our acquisition of PowerReviews. See Item 3: “Legal Proceedings.” In addition, on March 12, 2013, a purported shareholder derivative action was filed in the Texas State District Court for Travis County, Texas against certain of our officers and directors, former officers and directors, and against us as nominal defendant in Edmans v. Hurt et al., Case No. D-1-GN-13-000874. The complaint in this matter alleges corporate waste, breaches of fiduciary duties and breaches of the Company’s corporate policies in connection with the acquisition of PowerReviews and certain of the Company’s officers’ and directors’ sales of shares of the Company’s stock. The complaint requests declaratory judgment, a disgorgement of $91.4 million in proceeds received from such sales of the Company’s stock, unspecified damages on behalf of the Company, reasonable attorneys’, accountants’ and experts’ fees, and equitable relief. See Item 1: “Legal Proceedings” for further description of each of these claims. There can be no assurances as to the favorable outcome of any litigation. An unfavorable outcome in any litigation matter against us could result in additional litigation. In addition it can be costly to defend litigation and these costs could negatively impact our financial results.

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

BAZAARVOICE, INC.

Dated: November 26, 2013	/s/ James R. Offerdahl
James R. Offerdahl
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	S-1	333-176506	3.1	August 26, 2011

3.2	Amended and Restated Bylaws, as currently in effect	S-1	333-176506	3.2	August 26, 2011

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	The financial information contained in these XBRL documents is unaudited and these are not the official publicly filed financial statements of Bazaarvoice, Inc. The purpose of submitting these XBRL documents is to test the related format and technology, and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.