Form 10-Q
period 2014-01-31
Bazaarvoice Inc
filed 2014-03-06
CIK 1330421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

The number of shares of the registrant’s common stock outstanding as of February 28, 2014 was 76,893,568.

Bazaarvoice, Inc.

Bazaarvoice, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share data)

(unaudited)

	January 31,	April 30,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$28,692	$25,045
Restricted cash	604	604
Short-term investments	28,195	70,290
Accounts receivable, net of allowance for doubtful accounts of $3,034 and $2,668 as of January 31, 2014 and April 30, 2013, respectively	43,630	29,261
Prepaid expenses and other current assets	7,039	6,632

Total current assets	108,160	131,832
Property, equipment and capitalized internal-use software development costs, net	17,273	14,593
Goodwill	141,833	141,833
Acquired intangible assets, net	46,689	51,924
Other non-current assets	3,279	1,761

Total assets	$317,234	$341,943

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,131	$6,637
Accrued expenses and other current liabilities	27,366	32,390
Deferred revenue	53,614	54,854

Total current liabilities	88,111	93,881
Deferred revenue less current portion	2,104	2,049
Deferred tax liability, long-term	2,028	2,032
Other liabilities, long-term	1,678	2,632

Total liabilities	93,921	100,594
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock – $0.0001 par value; 150,000,000 shares authorized, 77,106,633 shares issued and 76,856,633 shares outstanding as of January 31, 2014; 150,000,000 shares authorized, 73,925,136 shares issued and 73,675,136 shares outstanding at April 30, 2013	8	7
Treasury stock, at cost – 250,000 shares at January 31, 2014 and April 30, 2013	—	—
Additional paid-in capital	391,486	370,397
Accumulated other comprehensive income (loss)	213	(146)
Accumulated deficit	(168,394)	(128,909)

Total stockholders’ equity	223,313	241,349

Total liabilities and stockholders’ equity	$317,234	$341,943

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except net loss per share data)

(unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2014	2013	2014	2013
Revenue	$47,997	$42,678	$138,106	$116,966
Cost of revenue	15,607	14,659	44,381	42,055

Gross profit	32,390	28,019	93,725	74,911

Operating expenses:
Sales and marketing	21,035	20,193	63,066	53,057
Research and development	9,312	9,217	28,452	25,153
General and administrative	7,963	8,555	20,851	31,385
Acquisition-related and other	31	2,021	15,818	4,771
Amortization of acquired intangible assets	1,304	1,165	3,913	2,543

Total operating expenses	39,645	41,151	132,100	116,909

Operating loss	(7,255)	(13,132)	(38,375)	(41,998)

Other income (expense), net:
Interest income	24	61	136	110
Other expense	(292)	(49)	(646)	(451)

Total other income (expense), net	(268)	12	(510)	(341)

Loss before income taxes	(7,523)	(13,120)	(38,885)	(42,339)
Income tax expense (benefit)	440	(2,293)	600	(1,731)

Net loss	$(7,963)	$(10,827)	$(39,485)	$(40,608)

Net loss per share:
Basic and diluted	$(0.10)	$(0.15)	$(0.53)	$(0.60)

Basic and diluted weighted average number of shares outstanding	76,071	71,940	75,047	68,115

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2014	2013	2014	2013
Net loss	$(7,963)	$(10,827)	$(39,485)	$(40,608)
Other comprehensive income (loss), net of tax and reclassification adjustments:
Foreign currency translation adjustment	136	(21)	269	(30)
Unrealized gains (losses) on investments	44	(6)	90	17

Total other comprehensive income (loss), net of tax	180	(27)	359	(13)

Comprehensive loss	$(7,783)	$(10,854)	$(39,126)	$(40,621)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at April 30, 2013	73,925	7	(250)	—	370,397	(146)	(128,909)	241,349
Excess tax benefit related to stock-based expense	—	—	—	—	96	—	—	96
Stock-based expense	—	—	—	—	10,996	—	—	10,996
Issuance of restricted stock awards	76	—	—	—	—	—	—	—
Exercise of stock options and vested restricted stock units	2,954	1	—	—	8,954	—	—	8,955
Shares issued under employee stock plans	152	—	—	—	1,043	—	—	1,043
Change in foreign currency translation adjustment	—	—	—	—	—	269	—	269
Change in unrealized loss on investments	—	—	—	—	—	90	—	90
Net loss	—	—	—	—	—	—	(39,485)	(39,485)

Balance at January 31, 2014	77,107	$8	(250)	$—	$391,486	$213	$(168,394)	$223,313

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended January 31,
	2014	2013
Operating activities:
Net loss	$(39,485)	$(40,608)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	11,167	7,473
Stock-based expense	10,996	19,072
Revaluation of contingent consideration	(3,270)	—
Bad debt expense	1,433	1,643
Excess tax benefit related to stock-based expense	(96)	(365)
Changes in operating assets and liabilities:
Accounts receivable	(15,802)	(10,581)
Prepaid expenses and other current assets	(375)	257
Other non-current assets	(1,473)	1,161
Accounts payable	475	521
Accrued expenses and other current liabilities	(2,214)	7,027
Deferred revenue	(1,185)	4,647
Other liabilities, long-term	(927)	(2,952)

Net cash used in operating activities	(40,756)	(12,705)
Investing activities:
Acquisitions, net of cash acquired, and purchase of intangible asset	(670)	(60,750)
Purchases of property, equipment and capitalized internal-use software development costs	(8,506)	(8,004)
Purchases of short-term investments	(34,517)	(74,578)
Proceeds from maturities of short-term investments	45,410	38,769
Proceeds from sales of short-term investments	31,292	5,014

Net cash provided by (used in) investing activities	33,009	(99,549)
Financing activities:
Proceeds from follow-on stock offering, net of costs	—	51,943
Proceeds from employee stock compensation plans	11,039	9,470
Excess tax benefit related to stock-based expense	96	365

Net cash provided by financing activities	11,135	61,778
Effect of exchange rate fluctuations on cash and cash equivalents	259	(46)

Net change in cash and cash equivalents	3,647	(50,522)
Cash and cash equivalents at beginning of period	25,045	74,367

Cash and cash equivalents at end of period	$28,692	$23,845

Supplemental disclosure of other cash flow information:
Cash paid for income taxes	$730	$236
Supplemental disclosure of non-cash investing and financing activities:
Issuance of stock for acquisition	$—	$125,497

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Nature of Operations

Bazaarvoice, Inc. (“Bazaarvoice” or the “Company”) powers a network that connects brands and retailers to the authentic voices of people where they shop. Bazaarvoice, which literally means “voice of the marketplace,” was founded on the premise that online word of mouth is critical to consumers and businesses because of its influence on purchasing decisions, both online and offline. The Company’s technology platform amplifies these voices into the places that influence the shopping experience – before, during and after a purchase. Network analytics help marketers and advertisers provide more engaging experiences that drive brand awareness, consideration, sales and loyalty. The Company helps clients leverage social data derived from online word of mouth content to increase sales, acquire new customers, improve marketing effectiveness, enhance consumer engagement across channels, increase success of new product launches, improve existing products and services, effectively scale customer support, decrease product returns and enable retailers to launch and manage on-site advertising solutions and site monetization strategies.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, income taxes, stock-based expense, accrued liabilities, useful lives of property and equipment and capitalized software development costs, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates made by management with respect to these items.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with GAAP, as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the three and nine months ended January 31, 2014 are not necessarily indicative of results that may be expected for the fiscal year ending April 30, 2014 or any other period.

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

No single client accounted for 10% or more of accounts receivable as of January 31, 2014 or April 30, 2013. No single client accounted for 10% or more of total revenue for the three and nine months ended January 31, 2014 or 2013.

Revenue Recognition

In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

The Company generates revenue primarily from sales of the following services:

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

Short-term Investments

Short-term investments consist of U.S. Treasury securities and agency securities that are a guaranteed obligation of the U.S. Government and are classified as available-for-sale securities. The Company may or may not hold securities with stated maturities greater than one year until maturity. After consideration of its risks versus reward objectives, as well as its liquidity requirements, the Company may sell these securities prior to their stated maturities. As the Company views these securities as available to support current operations, it has classified all available-for-sale securities as short-term. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. For the periods presented, realized and unrealized gains and losses on short-term investments were not material. An impairment charge is recorded in the condensed consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other-than-temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment. There have been no impairment charges recognized related to short-term investments for the three and nine months ended January 31, 2014 or 2013.

Restricted Cash

The Company’s restricted cash consists of a standby letter of credit under its Pledge and Security Agreement for corporate credit card services, secured by its money market account (See Note 8).

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

The Company may enter into derivative instruments to hedge certain net exposures of non-U.S. dollar-denominated assets and liabilities, even though it does not elect to apply hedge accounting or hedge accounting does not apply. Gains and losses resulting from a change in fair value of these derivatives are reflected in income in the period in which the change occurs and are recognized on the condensed consolidated statement of operations in other income (expense). Cash flows from these contracts are classified within net cash used in operating activities on the condensed consolidated statements of cash flows.

The Company does not use financial instruments for trading or speculative purposes. The Company recognizes all derivative instruments on the balance sheet at fair value, and its derivative instruments are generally short-term in duration.

Derivative contracts were not material as of January 31, 2014 and April 30, 2013. The Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.

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

When depreciable assets are sold or retired, the related cost and accumulated depreciation are removed from the accounts. Any gain or loss is included in other income (expense), net in the Company’s condensed consolidated statement of operations. Major additions and betterments are capitalized. Maintenance and repairs which do not materially improve or extend the lives of the respective assets are charged to operating expenses as incurred.

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

Goodwill, Intangible Assets, Long-Lived Assets and Impairment Assessments

The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during the fourth fiscal quarter or more often if and when circumstances indicate that goodwill may not be recoverable (See Note 5).

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

The Company evaluates the recoverability of its long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value (See Note 6).

Stock-Based Expense

The Company records stock-based expense based upon the fair value for all stock options issued to all persons to the extent that such options vest. The fair value of each award is calculated by the Black-Scholes option pricing model. The Company recognizes stock-based expense on a straight-line basis over the respective vesting period, net of estimated forfeitures.

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

Reclassification

To conform with the basis of presentation adopted in the current quarter and the first two quarters of this fiscal year, the presentation of certain expense line items for the three and nine months ended January 31, 2013 in the condensed consolidated statements of operations has been adjusted to reflect the following:

1)	Bad debt expenses of $0.9 million and $1.7 million has been reclassified from sales and marketing to general and administrative for the three and nine months ended January 31, 2013, respectively.

2)	Information technology costs of $1.1 million and $2.7 million have been allocated from general and administrative to cost of revenue, sales and marketing and research and development for the three and nine months ended January 31, 2013, respectively.

        As these are reclassifications between expense categories, there is no impact on the condensed consolidated balance sheet as of April 30, 2013, the operating loss or net loss as reported on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive loss for the three and nine months ended January 31, 2013, or the condensed consolidated statement of changes in stockholders’ equity and the condensed consolidated statement of cash flows for the nine months ended January 31, 2013.

Recently Adopted Accounting Pronouncements

Income Taxes

In July 2013, the FASB issued Accounting Standard Update 2013-11, “Presentation of an Unrecognized Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (“ASU 2013-11”). ASU 2013-11 requires unrecognized tax benefits to be classified as an offset to deferred tax assets to the extent of any net operating loss carryforwards, similar tax loss carryforwards, or tax credit carryforwards available at the reporting date in the applicable tax jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. This guidance will be effective for the fiscal year ending April 30, 2015 and is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Foreign Currency Matters

In March 2013, the FASB issued Accounting Standard Update 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” (“ASU 2013-05”) to address diversity in practice related to the release of cumulative translation adjustments into earnings upon the occurrence of certain derecognition events. This guidance is effective for the fiscal year ending April 30, 2014 and is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Comprehensive Income

In February 2013, the FASB issued an update to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). Companies are also required to present reclassifications by component when reporting changes in AOCI balances. The updated accounting guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2012 on a prospective basis. The Company adopted the updated guidance in the first quarter of the current fiscal year and has concluded that the reclassifications out of AOCI do not have a material impact on the Company’s condensed consolidated financial statements.

3. Fair Value of Financial Assets and Liabilities

The following table summarizes the Company’s cash and cash equivalents as of January 31, 2014 and April 30, 2013 (in thousands):

	January 31,	April 30,
	2014	2013
Demand deposit accounts	$27,879	$16,522
Money market funds	813	1,314
U.S. Treasury bills	—	7,209

Total cash and cash equivalents	$28,692	$25,045

The following table summarizes the Company’s short-term investments as of January 31, 2014 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$5,450	$4	$(1)	$5,453
U.S. Treasury notes	22,734	10	(2)	22,742

Total short-term investments	$28,184	$14	$(3)	$28,195

The following table summarizes the Company’s short-term investments as of April 30, 2013 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$9,230	$9	$(4)	$9,235
U.S. Treasury notes	61,140	15	(100)	61,055

Total short-term investments	$70,370	$24	$(104)	$70,290

All short-term investments have original maturity dates of less than 12 months as of January 31, 2014 and April 30, 2013. Realized gains and losses from the sale of short-term investments were not material for the three and nine months ended January 31, 2014.

The following table summarizes the fair value of the Company’s financial assets and liabilities that were measured on a recurring basis as of January 31, 2014 and April 30, 2013 (in thousands):

	Fair Value Measurements at January 31, 2014				Fair Value Measurements at April 30, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$813	$—	$—	$813	$1,314	$—	$—	$1,314
U.S. Treasury bills	—	—	—	—	7,209	—	—	7,209

Total cash equivalents	813	—	—	813	8,523	—	—	8,523

Restricted cash	604	—	—	604	604	—	—	604
Short-term investments:
Certificates of deposit	—	5,453	—	5,453	—	9,235	—	9,235
U.S. Treasury notes	22,742	—	—	22,742	61,055	—	—	61,055

Total short-term investments	22,742	5,453	—	28,195	61,055	9,235	—	70,290

Total assets	$24,159	$5,453	$—	$29,612	$70,182	$9,235	$—	$79,417

Liabilities:
Contingent consideration (See Note 4)	$—	$—	$—	$—	$—	$—	$3,270	$3,270

Total liabilities	$—	$—	$—	$—	$—	$—	$3,270	$3,270

The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. There were no reclassifications between levels in any of the periods presented.

4. Business Combinations

On November 5, 2012, the Company acquired Longboard Media, Inc. (“Longboard Media”) for approximately $26.9 million in cash, 0.5 million shares of the Company’s common stock and future contingent consideration with an acquisition date fair value of $4.3 million. The contingent consideration was payable to Longboard Media’s achievement of certain performance goals for the period from January 1, 2013 to December 31, 2013. The estimated fair value of contingent consideration was determined using a weighted average probability of various outcomes of achieving the performance goals. Changes in the fair value of this contingent consideration were recorded in the statement of operations through December 31, 2013. At the date of acquisition, the Company estimated that an additional contingent consideration of approximately $2.0 million would be paid to certain identified key individuals conditional upon being employed with the Company through December 31, 2013.

        As of April 30, 2013, the fair value of the contingent consideration included in the purchase consideration, which is recorded in accrued expenses and other current liabilities, was $3.3 million. On October 31, 2013, the Company determined that the probability of attaining the underlying performance goals had become remote; and, as a result, the fair value of the contingent consideration included in the purchase price and the resultant payout was estimated to be zero. On January 31, 2014, the Company concluded that the underlying performance goals were not met and the payout was zero. The decrease in fair value of $3.3 million was recorded as a benefit to general and administrative expense during the three months ended October 31, 2013 and is reflected in the nine months ended January 31, 2014.

At April 30, 2013, the additional contingent consideration payable to the identified key individuals conditional upon being employed with the Company, was estimated to be $1.5 million and was being recorded over the period for which services are provided. As of October 31, 2013, since the estimated payout was determined to be zero, this additional contingent consideration was also reduced to zero. On January 31, 2014, the Company concluded that the payout was zero. As a result, $1.0 million was recorded as a benefit to general and administration expense and sales and marketing expense for the nine months ended January 31, 2014.

Pro Forma Adjusted Summary

The results of operations of PowerReviews, Inc. (“PowerReviews”), which was acquired in June 2012, and Longboard Media have been included in the Company’s unaudited condensed consolidated financial statements subsequent to the acquisition date. The following unaudited pro forma adjusted summary for the three and nine months ended January 31, 2013 assumes that PowerReviews and Longboard Media had been acquired on May 1, 2011 (in thousands):

	Three months ended January 31,		Nine months ended January 31,
	2014	2013	2014	2013
Pro forma adjusted total revenue (1)	$47,997	$42,764	$138,106	$120,490

(1)	The three and nine months ended January 31, 2014 reflect the actual results of operations for PowerReviews and Longboard Media.

Pro forma adjusted net loss and net loss per share have not been presented as the acquisitions of Longboard Media and PowerReviews would have not had a material impact on the historic results for three months and nine months ended January 31, 2013, if these entities had been acquired on May 1, 2011.

5. Goodwill

As of January 31, 2014 and April 30, 2013, the Company had goodwill in the amount of $141.8 million. The Company assesses goodwill for impairment annually in the fourth fiscal quarter, or more frequently if other indicators of potential impairment arise.

As a result of the ruling issued by the U.S. District Court for the Northern District of California, San Francisco Division, on January 8, 2014 providing that the acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18, and a potential court ordered divestiture (See Note 10), the Company evaluated the recoverability of its goodwill as of January 31, 2014 by performing step one of the impairment test. The Company operates as one reporting unit and therefore considers its market capitalization to represent fair market value. The market capitalization exceeded the carrying value of the consolidated assets, including goodwill, as of January 31, 2014. As a result, this did not necessitate step two of the impairment test and the Company did not record an impairment charge for its goodwill as of January 31, 2014.

6. Acquired Intangible Assets, net

As a result of the ruling issued by the U.S. District Court for the Northern District of California, San Francisco Division, on January 8, 2014 providing that the acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18, and a potential court ordered divestiture (See Note 10), the Company evaluated the recoverability of its long-lived assets resulting from the acquisition of PowerReviews.

The Company performed the first step of the impairment test by comparing the undiscounted cash flows to be generated by the asset group allocated to PowerReviews (inclusive of the value of the Customer relationships and Developed technology) to the carrying value of the asset group as of January 31, 2014. Undiscounted cash flows included the cash flows resulting from the continued operation of the asset group plus estimated probability weighted proceeds from a potential divestiture. The undiscounted cash flows of the assets exceeded the carrying value of the asset group as of January 31, 2014. As a result, this did not necessitate step two of the recoverability test and the Company did not record an impairment charge for its acquired intangible assets as of January 31, 2014.

In light of a potential court ordered divestiture, the Company has engaged in discussions with various potential purchasers of the PowerReviews’ asset group. The Company has determined that the asset group does not meet the held for sale criteria as of January 31, 2014 as the asset group is not available for immediate sale since the Company cannot predict the outcome or final terms of such discussions and any agreement to sell must be acceptable and approved by the court (See Note 10).

Acquired intangible assets, net, resulting from the acquisition of PowerReviews and Longboard Media, as of January 31, 2014 are as follows (in thousands):

	Gross Fair	Accumulated	Net Book
	Value	Amortization	Value
Customer relationships	$51,266	$(7,837)	$43,429
Developed technology	5,400	(2,940)	2,460
Domain name (indefinite useful life)	800	—	800

	$57,466	$(10,777)	$46,689

Acquired intangible assets, net, resulting from the acquisition of PowerReviews and Longboard Media, as of April 30, 2013 are as follows (in thousands):

	Gross Fair	Accumulated	Net Book
	Value	Amortization	Value
Customer relationships	$51,238	$(3,924)	$47,314
Developed technology	5,400	(1,590)	3,810
Domain name (indefinite useful life)	800	—	800

	$57,438	$(5,514)	$51,924

The expected future amortization expense for intangible assets for each of the fiscal years ended thereafter is as follows (in thousands):

Remaining three months of Fiscal 2014	1,754
Fiscal 2015	7,020
Fiscal 2016	5,312
Fiscal 2017	5,087
Fiscal 2018	5,087
Thereafter	21,629

Total amortization expense (customer relationships and developed technology)	$45,889

In the fourth quarter of the current fiscal year, the Company’s management will evaluate the remaining useful life of its acquired intangibles which is dependent upon the outcome of the remedy proceedings in the PowerReviews litigation and the Company’s decision to appeal the final judgment.

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

The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items occurring in the period. The Company’s effective tax rate for the three and nine months ended January 31, 2014 was 5.8% and 1.5%, respectively, compared to benefits of 17.5% and 4.1% for the three and nine months ended January 31, 2013, respectively. The current fiscal year tax rates were primarily attributable to estimated foreign and state income tax expense compared to a consolidated pre-tax book loss. The nine months ended January 31, 2014 includes a benefit of $0.4 million which was recorded as a discrete item related to a 2013 Texas state research and development credit, which was enacted in the first quarter of this fiscal year. During the nine months ended January 31, 2013, the Company recorded a tax benefit of $2.5 million resulting from a reduction in the valuation allowance associated with the Longboard Media acquisition.

8. Debt

On July 18, 2007, the Company entered into a loan and security agreement (“Loan Agreement”) with a financial institution, which was most recently amended in June 2013. As amended, the Loan Agreement provides for a revolving line of credit with a borrowing capacity of up to the lesser of (a) $30.0 million or (b) 100% of eligible monthly service fees as defined in the Loan Agreement, inclusive of any amounts outstanding under the $2.7 million sublimit for corporate credit card and letter of credit services. The revolving line of credit expires on January 31, 2015 with all advances immediately due and payable. The revolving line of credit bears interest at the prime based rate as defined in the Loan Agreement except during any period of time during which, in accordance with the Loan Agreement, the line bears interest at the daily adjusting LIBOR rate plus 2.5%. Borrowings under the revolving line of credit are collateralized by substantially all assets of the Company and of its U.S. subsidiaries. The Loan Agreement contains certain financial and nonfinancial covenants. As of January 31, 2014 and April 30, 2013, the Company had drawn down $1.6 million and $2.0 million, respectively, in the form of letter of credits as security deposits for its leased corporate headquarters. The unused balance of the revolving line of credit was $28.4 million as of January 31, 2014 and $28.0 million as of April 30, 2013. The Company was in compliance with all financial and non-financial covenants as of January 31, 2014. As of April 30, 2013, the Company was not originally in compliance with one of the financial covenants. On June 6, 2013, the Company executed an eighth amendment to the Loan Agreement to revise the financial covenant effective April 28, 2013. As a result of this revision the Company was in compliance with all its financial covenants as of April 30, 2013. On February 21, 2014, the Company drew down $27.0 million of its unused balance of the revolving line of credit. The outstanding loan balance will be subject to all terms and conditions described above in the Loan Agreement and its subsequent amendments. The loan is repayable on or before January 31, 2015.

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

9. Net Loss Per Share Applicable to Common Stockholders

The following table sets forth the computations of net loss per share applicable to common stockholders for the three and nine months ended January 31, 2014 and 2013, respectively (in thousands, except net loss per share data):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
Net loss	$(7,963)	$(10,827)	$(39,485)	$(40,608)
Net loss per share, basic and diluted	$(0.10)	$(0.15)	$(0.53)	$(0.60)
Weighted average number of shares outstanding, basic and diluted	76,071	71,940	75,047	68,115
Potentially dilutive securities (1):
Outstanding stock options	1,761	4,435	2,520	6,786
Restricted shares	219	—	271	—

(1)	The impact of potentially dilutive securities on earnings per share is anti-dilutive in a period of net loss.

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

On June 12, 2012, we acquired PowerReviews, Inc. (“PowerReviews”) for $31.1 million in cash and 6.4 million shares of our common stock for a total consideration of $150.8 million. In connection with the acquisition, we assumed the PowerReviews option plan. After conversion, the PowerReviews options were equivalent to vested and unvested options to purchase 1.7 million shares of our common stock. On January 10, 2013, the U.S. Department of Justice (the “DOJ”) filed a complaint against the Company with the U.S. District Court for the Northern District of California, San Francisco Division, alleging that the Company’s acquisition of PowerReviews violates Section 7 of the Clayton Act, 15 U.S.C. Section 18 and seeking the Company’s divestiture of assets sufficient to create a competing business that can replace the competitive significance of PowerReviews in the marketplace. On January 8, 2014, the court ruled that the Company’s acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18, and ordered further hearings to address a remedy. The court has scheduled a hearing to address the remedy for April 2, 2014. On February 12, 2014, the DOJ’s filed its motion for final judgment, which specified its requested relief. If the court were to adopt the DOJ’s proposed motion, the Company would be required to:

•	divest all assets it acquired in conjunction with the acquisition of PowerReviews to a divestiture buyer;

•	must provide cross-network syndication of content to the customers of the divestiture buyer for free for four years;

•	waive trade secret restrictions for any PowerReviews or Company employees hired by the divestiture buyer;

•	provide the divestiture buyer with a list of the customers the Company had acquired or renewed since its acquisition of PowerReviews;

•	enter into a cross license for intellectual property with the divestiture buyer;

•	waive any breach of contract claims against customers that sign a contract with the divestiture buyer;

•	license its platform (including any improvements) to the divestiture buyer if the Company transfers to the divestiture buyer less than 80% of PowerReviews customers, based on revenue, the Company acquired; and

•	notify the DOJ in advance of any transactions it contemplates over $10 million.

In addition the DOJ requested that a Special Master be appointed to oversee the divestiture sale and ongoing compliance with Court orders.

The Company filed its brief on March 4, 2014, portions of which were redacted to protect confidential and sensitive information. The DOJ will then have the opportunity to file a response brief no later than March 12, 2014. Simultaneously with the remedy proceedings, the court has made the local magistrate judge available to facilitate a possible negotiated settlement between the parties. It is likely that the court’s remedy may require that the Company divest part, or all, of PowerReviews operations and assets. The Company is evaluating whether to appeal the court’s decision, and the outcome of the remedy proceedings may affect the Company’s decision to appeal. In light of a potential court ordered divestiture, the Company has engaged in discussions with various potential purchasers of the PowerReviews operations or assets related to the PowerReviews business. The Company cannot predict the outcome or final terms of such discussions, or whether any agreement that is reached to sell the PowerReviews operations or assets will be acceptable to the court, which must approve any such transaction. The Company’s appeal notice is not due until 60 days from the final judgment, which will not happen until the completion of the remedy proceedings. The Company cannot predict the outcome of an appeal should it elect to appeal the court’s decision or the outcome of the Company’s efforts to stay any disposition of the PowerReviews operations or assets in connection with an appeal. It is also not possible to reliably predict the outcome of the remedy proceedings. Therefore, the Company cannot currently estimate the possible loss or range of loss that could result from the case.

On March 12, 2013, a purported shareholder derivative action was filed in the Texas State District Court for Travis County, Texas against certain of the Company’s officers and directors, former officers and directors, and against the Company as nominal defendant. The original petition in this matter alleged claims purportedly on behalf of the Company against the individual defendants for corporate waste, breaches of fiduciary duties and breaches of the Company’s corporate policies in connection with the acquisition of PowerReviews and certain of the Company’s officers’ and directors’ sales of shares of the Company’s stock. The original petition requested declaratory judgment, a disgorgement of $91.4 million in proceeds received from such sales of the Company’s stock, unspecified damages on behalf of the Company, reasonable attorneys’, accountants’ and experts’ fees, and equitable relief. On October 23, 2013, the court granted a motion filed by the Company and individual defendants and ruled that the plaintiff’s original petition failed to allege particularized facts sufficient to excuse plaintiff from making pre-suit demand on the Company’s Board of Directors. The court ordered the plaintiff to file an amended complaint within 30 days setting forth particularized facts sufficient to excuse demand. On November 22, 2013, the plaintiff filed its amended petition, which again asserted claims for corporate waste, breaches of fiduciary duties and breaches of the Company’s corporate policies in connection with the acquisition of PowerReviews and certain of the Company’s officers’ and directors’ sales of shares of the Company’s stock. The Company has filed a motion for summary judgment asserting that the amended petition has not cured the defects in the original petition. Plaintiff has opposed the motion, which remains pending before the court. Because the case is in its early stages, it is not possible to reliably predict the outcome of the case. Therefore, the Company cannot currently estimate the reasonably possible loss or range of loss that could result from the case.

As of January 31, 2014, the Company was in the process of assessing the sales tax status of the Bazaarvoice enterprise service offering with sales tax agencies in certain states in which it operates. Based on the limited information received from certain of these states, the Company cannot estimate with certainty the historical time period for which these services were taxable, and, for certain states, which of its service offerings and features these states may determine to be subject to state sales tax. The Company currently estimates that its liability, net of amounts to be recovered from customers, will be between $2.3 million and $2.9 million. The Company has accrued a liability of $2.6 million, representing the best estimate of the amount within this range that will probably be incurred to settle these obligations. The estimated range includes continuing to execute its action plan for recovering these amounts due from the Company’s customers. If it is determined that the time period in which the products are taxable or the portion of the Company’s product offering subject to state sales tax is greater than that used to determine the accrual as of January 31, 2014, or if there are changes in our underlying assumptions, then the actual liability incurred will likely approach the higher end of the current estimated range.

11. Subsequent Events

(1) On February 21, 2014, the Company drew down $27.0 million of its unused balance of the revolving line of credit. The outstanding loan balance is subject to all terms and conditions in the Loan Agreement and its subsequent amendments (See Note 8) and is repayable on or before January 31, 2015.

(2) On March 4, 2014, the Company filed its brief with the court, portions of which were redacted to protect confidential and sensitive information, with respect to its position on the potential remedy to be imposed in connection with the court’s ruling that the Company’s acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18 (See Note 10).

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions, although not all forward-looking statements contain these words. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;

•	our ability to retain customers or renew them at similar prices and upsell to existing clients;

•	our ability to attract new clients and launch without delays;

•	our ability to increase adoption of our platforms by our customers’ internal and external users;

•	our ability to protect our users’ information and adequately address security and privacy concerns;

•	our ability to maintain an adequate rate of growth;

•	our ability to effectively execute and adapt our business model in a dynamic market;

•	our future expenses;

•	our ability to integrate customers, employees and operations of acquired companies into our business;

•	our ability to earn revenue based on ads that are served on our network;

•	our plan to continue investing in long-term growth and research and development, enhancing our platforms, and pursuing strategic acquisitions of complementary businesses and technologies to drive future growth;

•	our ability to increase engagement of our solutions by our clients, partners and professional organizations;

•	our anticipated trends of our operating metrics and financial and operating results;

•	the effects of increased competition in our market;

•	our ability to effectively manage our growth;

•	our ability to successfully enter new markets and manage our international expansion;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	the attraction and retention of qualified employees and key personnel;

•	our expectations regarding the outcome of litigation proceedings; and

•	other risk factors included under “Risk Factors” in this Quarterly Report on Form 10-Q.

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

Overview

We power a network that connects brands and retailers to the authentic voices of people where they shop. Bazaarvoice, which literally means “voice of the marketplace,” was founded on the premise that online word of mouth is critical to consumers and businesses because of its influence on purchasing decisions, both online and offline. Our technology platform amplifies these voices into the places that influence the shopping experience – before, during and after a purchase. Network analytics help marketers and advertisers provide more engaging experiences that drive brand awareness, consideration, sales and loyalty. We help clients leverage social data derived from online word of mouth content to increase sales, acquire new customers, improve marketing effectiveness, enhance consumer engagement across channels, increase success of new product launches, improve existing products and services, effectively scale customer support, decrease product returns and enable retailers to launch and manage on-site advertising solutions and site monetization strategies.

Since our inception in May 2005, we have experienced revenue growth primarily driven by our active enterprise clients who have primarily adopted our Conversations platform. In order to take advantage of our growth opportunity and to provide high levels of client service, we have expanded our number of full-time employees since May 2005. We believe our growth is further illustrated by impressions served, which we define as single instances of online word of mouth delivered to an end user’s web browser. While this metric does not drive our pricing, it measures the reach of our network to a consumer audience.

The following table summarizes these measures of our growth over the three and nine months ended January 31, 2014 and 2013:

	Three months ended January 31,		Nine months ended January 31,
	2014	2013	2014	2013
Revenue (in thousands)	$47,997	$42,678	$138,106	$116,966
Number of active enterprise clients (period end) (1)	1,308	1,179	1,308	1,179
Full-time employees (period end)	794	796	794	796
Software as a service (“SaaS”) impressions served (in millions) (2)	65,801	43,661	160,493	109,970

(1)	In connection with our June 2012 acquisition of PowerReviews, we expanded the types of clients that we serve. To reflect differences among our clients and the services that we offer, we define our clients as “active enterprise clients” and “active network clients,” the definitions of which are set forth in the Key Business Metrics section. In this Quarterly Report on Form 10-Q, historical references to active clients for periods prior to the closing of the PowerReviews acquisition include both active enterprise clients and active network clients on an aggregate basis. As a result of this nomenclature change resulting from our acquisition of PowerReviews, comparisons of active clients and active client retention rates for periods prior to June 2012 and after June 2012 may not be directly comparable as we have not made this distinction retrospectively. This change has a corresponding impact on metrics that are driven by number of clients, such as revenue per active client; however, we believe the change has had an immaterial impact on these metrics. Accordingly, our Key Business Metrics discuss the performance of our active enterprise clients exclusively.
(2)	The number of impressions for the three and nine months ended January 31, 2014 and 2013 are exclusive of impressions served on either the PowerReviews Enterprise platform or the PowerReviews Express platform.

For the three and nine months ended January 31, 2014, through the enhancement and expansion of our social commerce platform, we achieved continued growth as compared to the three and nine months ended January 31, 2013 in both the number of active enterprise clients and the revenue we generate from our active enterprise clients over time. Our revenue was $48.0 million and $138.1 million for the three and nine months ended January 31, 2014, respectively, which represents a 12.5% and 18.1% increase, respectively, from the three and nine months ended January 31, 2013.

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

Business Model

The strategic priorities of our business are to optimize our network by continuing to add new retail and brand clients and new content, while continuing to deliver value and leadership to our clients so as to maximize the lifetime value of our client relationships. We make significant investments in acquiring new clients and content and we may need to make similar investments to acquire the appropriate rights to fully utilize the data generated by our network. We believe that we will be able to achieve a favorable return on these investments by retaining and growing our client relationships over time.

In connection with the acquisition of new clients, we incur and recognize significant upfront costs. These costs include sales and marketing costs associated with generating client agreements, such as sales commission expenses that are recognized fully in the period in which we execute a client contract. In addition, we incur implementation costs which are generally recognized in periods prior to recognizing revenue. However, we recognize revenue ratably over the entire term of those contracts, which commences when the client is able to begin using our solution. Although we expect each client to be profitable for us over the duration of our relationship, the costs we incur with respect to any client relationship may exceed revenue in earlier periods because we recognize those costs in advance of the recognition of revenue. As a result, an increase in the mix of new clients as a percentage of total clients will initially have a negative impact on our operating results. On the other hand, we expect that a decrease in the mix of new clients as a percentage of total clients will initially have a positive impact on our operating results. Additionally, clients generally pay in advance of the recognition of revenue on varying billing cycles. As a result, our cash flow from these clients may exceed the amount of revenue recognized for those clients in earlier periods of our relationship. As we depend on third-party Internet-hosting providers to operate our business, increased computing and storage consumption by some of our customers can increase our hosting costs and impact our gross margins.

Key Business Metrics

In addition to macroeconomic trends affecting the demand for our solutions, management regularly reviews a number of key financial and operating metrics to evaluate our business, determine the allocation of our resources, make decisions regarding corporate strategies and evaluate forward-looking projections and trends affecting our business.

The following table summarizes our key business metrics:

	Three months ended January 31,		Nine months ended January 31,
	2014	2013	2014	2013
	(in thousands, except number of clients and client retention rate)
Revenue:
SaaS	$44,983	$40,710	$132,256	$114,998
Media	3,014	1,968	5,850	1,968

Total revenue	$47,997	$42,678	$138,106	$116,966

Cash flow used in operations	$(18,988)	$(6,741)	$(40,756)	$(12,705)
Number of active enterprise clients (period end)	1,308	1,179	1,308	1,179
SaaS revenue per active enterprise client (1)	$34.6	$35.6	$105.1	$108.8
Active enterprise client retention rate (2)	95.7%	97.0%	89.0%	91.4%
Total revenue per employee (3)	$60.3	$54.3	$175.2	$154.8

(1)	Calculated based on the average number of active enterprise clients for the three and nine month periods.
(2)	Calculated based on active enterprise client retention over the three and nine month periods.
(3)	Calculated based on the average number of full-time employees for the three and nine month periods.

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

SaaS Revenue per Active Enterprise Client

SaaS revenue per active enterprise client is calculated as SaaS revenue recognized during the period divided by the average number of active enterprise clients for the period. One of our key goals is to provide exceptional client service to drive client lifetime value. Our experience indicates that the better client service we provide, the more likely we are to increase our SaaS revenue per active enterprise client and retain clients. In addition, we seek to increase SaaS revenue per active enterprise client by selling our solutions to new brands within existing clients or selling additional solutions to existing clients. Many of our clients have multiple brands that have deployed our solutions. Increasing SaaS revenue per active client coupled with client retention maximizes lifetime client value and, by extension, the value of our business. We have expanded our penetration within the small to medium business market segments. This metric may vary as we gain further traction in these market segments and due to a potential court ordered divestiture of PowerReviews assets and operations.

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

Key Components of Our Condensed Consolidated Statements of Operations

Revenue

We generate revenue principally from fixed commitment subscription contracts under which we provide clients with various services, including access to our hosted software platforms. We sell these services under contractual agreements for service terms that are generally one year in length. Clients typically commit to fixed rate fees for the service term. Revenue from these agreements is recognized ratably over the period of service and any revenue that does not meet recognition criteria is recorded as deferred revenue on our balance sheet. We invoice clients on varying billing cycles, including annually, quarterly and monthly; therefore, our deferred revenue balance does not represent the total contract value of our non-cancelable subscription agreements. No single client accounted for more than 10.0% of our revenue for the three and nine months ended January 31, 2014 and 2013.

Cost of Revenue

Cost of revenue consists primarily of personnel and hosting costs and related expenses associated with employees and contractors who provide our subscription services. This includes the costs of our implementation team, content moderation teams and other support services provided as part of the fixed commitment subscription contracts. Cost of revenue also includes professional fees, including third-party implementation support, travel-related expenses and an allocation of general overhead costs. We allocate general overhead expenses to all departments based on the number of employees in each department, which we consider to be a fair and representative means of allocation. Personnel costs include salaries, benefits, bonuses and stock-based expense. We generally increase our capacity, particularly in the areas of implementation and support, ahead of the growth in revenue we expect those investments to drive, which can result in lower margins in the given investment period.

Cost of revenue also includes the amortization of capitalized internal-use software development costs incurred in connection with our hosted software platforms, and the amortization of developed technology acquired from PowerReviews.

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

Sales and marketing. Sales and marketing expenses consist primarily of personnel costs for our sales, marketing and business development employees and executives, including salaries, benefits, stock-based expense, bonuses and commissions earned by our sales personnel. Sales and marketing also includes contingent consideration resulting from the acquisition of Longboard Media. Also included are non-personnel costs such as professional fees, an allocation of our general overhead expenses and the costs of our marketing and brand awareness programs. Our marketing programs include our Social Summits, regional user groups, corporate communications, public relations and other brand building and product marketing expenses. We expense sales commissions when a client contract is executed because we believe our obligation to pay a sales commission arises at that time. We plan to continue investing in sales and marketing by expanding our domestic and international sales and marketing activities, and focusing our marketing efforts on direct sales support and pipeline generation, which we believe will enable us to add new clients and increase penetration within our existing client base. We expect that, in the future, sales and marketing expenses will increase and continue to be our largest operating cost.

Research and development. Research and development expenses consist primarily of personnel costs for our product development employees and executives, including salaries, benefits, stock-based expense and bonuses. Also included are non-personnel costs such as professional fees payable to third-party development resources and an allocation of our general overhead expenses. A substantial portion of our research and development efforts are focused on enhancing our software architecture and adding new features and functionality to our platforms to address social and business trends as they evolve, and we anticipate increasing this focus on innovation through technology. We are also incurring an increasing amount of expenses in connection with our efforts to leverage data that we and our clients collect and manage through the use of our solutions. As we launched our Conversations platform and have not migrated all of our customers, we currently run dual technology platforms which in turn increases our hosting costs. We therefore expect that, in the future, research and development expenses will increase, as will the amount of development expenses capitalized in connection with our internal-use hosted software platforms.

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

Reclassification

To conform with the basis of presentation adopted in the current quarter and the first two quarters of this fiscal year, the presentation of certain expense line items for the three and nine months ended January 31, 2013 in the condensed consolidated statements of operations has been adjusted to reflect the following:

1)	Bad debt expenses of $0.9 million and $1.7 million has been reclassified from sales and marketing to general and administrative for the three and nine months ended January 31, 2013, respectively.

2)	Information technology costs of $1.1 million and $2.7 million have been allocated from general and administrative to cost of revenue, sales and marketing, and research and development for the three and nine months ended January 31, 2013, respectively.

As these are reclassifications between expense categories, there is no impact on the condensed consolidated balance sheet as of April 30, 2013, the operating loss or net loss as reported on the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive loss for the three and nine months ended January 31, 2013, or the condensed consolidated statement of changes in stockholders’ equity and the condensed consolidated statement of cash flows for the nine months ended January 31, 2013.

RESULTS OF OPERATIONS

The following tables set forth our results of operations for the specified periods. The period-to-period comparisons of results of operations are not necessarily indicative of results for future periods.

Consolidated Statements of Operations Data:

	Three months ended January 31,		Nine months ended January 31,
	2014	2013	2014	2013
	(in thousands)
Revenue	$47,997	$42,678	$138,106	$116,966
Cost of revenue (1)	15,607	14,659	44,381	42,055

Gross profit	32,390	28,019	93,725	74,911
Operating expenses:
Sales and marketing (1)	21,035	20,193	63,066	53,057
Research and development (1)	9,312	9,217	28,452	25,153
General and administrative (1)	7,963	8,555	20,851	31,385
Acquisition-related and other	31	2,021	15,818	4,771
Amortization of acquired intangible assets	1,304	1,165	3,913	2,543

Total operating expenses	39,645	41,151	132,100	116,909

Operating loss	(7,255)	(13,132)	(38,375)	(41,998)

Total other income (expense), net	(268)	12	(510)	(341)

Loss before income taxes	(7,523)	(13,120)	(38,885)	(42,339)
Income tax expense (benefit)	440	(2,293)	600	(1,731)

Net loss	$(7,963)	$(10,827)	$(39,485)	$(40,608)

Other Financial Data:
Adjusted EBITDA (2)	$(1,236)	$(5,510)	$(7,509)	$(12,256)

(1) Includes stock-based expense as follows:
Cost of revenue	$391	$454	$1,279	$1,349
Sales and marketing	874	718	3,431	3,426
Research and development	616	681	2,119	2,390
General and administrative	1,459	1,286	4,167	11,907

(2)	We define Adjusted EBITDA as net loss adjusted for stock-based expense, contingent consideration related to acquisition, adjusted depreciation and amortization (which excludes amortization of capitalized internal-use software development costs), integration and other costs related to acquisitions, other non-business cost and benefits, income tax expense and other (income) expense, net. Adjusted EBITDA is a financial measure that is not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

We understand that although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. These limitations include:

•	Adjusted depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future; Adjusted EBITDA does not reflect any cash requirements for these replacements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;

•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three months ended January 31,		Nine months ended January 31,
	2014	2013	2014	2013
	(in thousands)
Net loss	$(7,963)	$(10,827)	$(39,485)	$(40,608)
Stock-based expense	3,340	3,139	10,996	19,072
Contingent consideration related to acquisition (1)	—	—	(3,860)	—
Adjusted depreciation and amortization	2,648	2,462	7,912	5,899
Acquisition-related and other expense	31	2,021	15,818	4,771
Income tax expense (benefit)	440	(2,293)	600	(1,731)
Total other income (expense), net	268	(12)	510	341

Adjusted EBITDA	$(1,236)	$(5,510)	$(7,509)	$(12,256)

(1) Contingent consideration related to acquisition includes the following:
(a) Revaluation of contingent consideration
General and administrative	$—	$—	$(3,270)	$—
(b) Contingent consideration included in compensation expense
General and administrative	—	—	(295)	—
Sales and marketing	—	—	(295)	—

Contingent consideration related to acquisition	$—	$—	$(3,860)	$—

Revaluation of contingent consideration is the decrease in fair value of the liability-classified contingent consideration related to the acquisition of Longboard Media, Inc. Contingent consideration included in compensation expense relates to certain Longboard Media, Inc. employees whose right to receive such compensation is forfeited if they terminate their employment. The contingent consideration was payable to Longboard Media’s achievement of certain performance goals for the period from January 1, 2013 to December 31, 2013. On October 31, 2013, the Company determined that the probability of the attainment of the underlying performance goals was remote and the resultant payout was estimated to be zero. As a result, the fair value of the liability-classified contingent consideration and the liability accrued for contingent consideration included in compensation expense were reduced to zero. On January 31, 2014, the Company concluded that the underlying performance goals were not met and the payout was zero. We exclude these items from our non-GAAP financial measures in order to facilitate the comparison of post-acquisition operating results.

The following table set forth our results of operations for the specified periods as a percentage of revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

Consolidated Statements of Operations Data:

	Three months ended January 31,		Nine months ended January 31,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (1)	32.5	34.3	32.1	36.0

Gross profit	67.5	65.7	67.9	64.0
Operating expenses:
Sales and marketing (1)	43.8	47.3	45.7	45.4
Research and development (1)	19.4	21.6	20.6	21.5
General and administrative (1)	16.6	20.0	15.1	26.8
Acquisition-related and other	0.1	4.7	11.5	4.1
Amortization of acquired intangible assets	2.7	2.8	2.8	2.1

Total operating expenses	82.6	96.4	95.7	99.9

Operating loss	(15.1)	(30.7)	(27.8)	(35.9)

Total other income (expense), net	(0.6)	0.0	(0.4)	(0.3)

Loss before income taxes	(15.7)	(30.7)	(28.2)	(36.2)
Income tax expense (benefit)	0.9	(5.3)	0.4	(1.5)

Net loss	(16.6)%	(25.4)%	(28.6)%	(34.7)%

Other Financial Data:
Adjusted EBITDA (2)	(2.6)%	(12.9)%	(5.4)%	(10.5)%

(1) Includes stock-based expense as follows:
Cost of revenue	0.8%	1.1%	0.9%	1.2%
Sales and marketing	1.8	1.7	2.5	2.9
Research and development	1.3	1.6	1.5	2.0
General and administrative	3.0	3.0	3.0	10.2

(2)	We define Adjusted EBITDA as net loss adjusted for stock-based expense, contingent consideration related to acquisition, adjusted depreciation and amortization (which excludes amortization of capitalized internal-use software development costs), integration and other costs related to acquisitions, other non-business cost and benefits, income tax expense and other (income) expense, net. See Note (2) to the Consolidated Statement of Operations Data on page 24 of this Quarterly Report on Form 10-Q for a reconciliation of net loss to Adjusted EBITDA.

Comparison of the Three Months Ended January 31, 2014 and 2013

Revenue

	Three months ended January 31,
	2014	2013	% Change
	(dollars in thousands)
Revenue	$47,997	$42,678	12.5%

Our revenue increased by $5.3 million, or 12.5%, for the three months ended January 31, 2014 compared to the three months ended January 31, 2013. Included in this increase was an increase in SaaS revenue of $4.3 million and an increase of $1.0 million in Media revenue resulting from our acquisition of Longboard Media. Of the $4.3 million increase in SaaS revenue, $2.9 million was generated from new clients utilizing our platform and solutions during the period. The remaining $1.4 million increase was generated from existing clients due to increased subscriptions of our products and offerings coupled with our client retention. For the three months ended January 31, 2014, our active enterprise client retention rate was 95.7% and SaaS revenue per active enterprise client (in thousands) was $34.6, compared to an active enterprise client retention rate of 97.0% and SaaS revenue per active enterprise client (in thousands) of $35.6 for the three months ended January 31, 2013. Our client retention rates can be impacted due to a variety of reasons including, but not limited to, non-renewals, renewals at less favorable terms, and the cyclical and discretionary nature of marketing and advertising spending.

Cost of Revenue and Gross Profit Percentage

	Three months ended January 31,
	2014	2013	% Change
	(dollars in thousands)
Cost of revenue (1)	$15,607	$14,659	6.5%
Gross profit	32,390	28,019	15.6
Gross profit percentage	67.5%	65.7%

(1)	Includes amortization of intangible assets of $0.5 million for the three months ended January 31, 2014 and 2013, respectively.

Cost of revenue increased $0.9 million, or 6.5%, for the three months ended January 31, 2014 compared to the three months ended January 31, 2013. The increase was primarily due to a $1.4 million increase in costs associated with hosting services which was partially offset by a reduction of $0.5 million in personnel-related expenses. A $0.3 million increase in professional fees and allocated overhead expenses was offset by a $0.3 million decrease in travel expenses.

Operating Expenses

	Three months ended January 31,
	2014		2013		% Change
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Sales and marketing	$21,035	43.8%	$20,193	47.3%	4.2%
Research and development	9,312	19.4	9,217	21.6	1.0
General and administrative	7,963	16.6	8,555	20.0	(6.9)
Acquisition-related and other	31	0.1	2,021	4.7	(98.5)
Amortization of acquired intangible assets	1,304	2.7	1,165	2.8	11.9

Total operating expenses	$39,645	82.6%	$41,151	96.4%	(3.7)%

Sales and marketing. Sales and marketing expenses increased $0.8 million, or 4.2%, for the three months ended January 31, 2014 compared to the three months ended January 31, 2013. This increase was due to a $0.3 million increase in professional fees, a $0.3 million increase in travel and a $0.2 million increase in facility-related expenses and depreciation and amortization. A $0.5 million increase in allocated overhead expenses was offset by a $0.5 million decreased in marketing expenses.

Research and development. Research and development expenses stayed relatively constant at $9.3 million for the three months ended January 31, 2014 compared to $9.2 million for the three months ended January 31, 2013. Increase in allocated overhead costs were offset by decreases in professional fees and travel expenses.

General and administrative. General and administrative expenses decreased $0.6 million, or 6.9%, for the three months ended January 31, 2014 compared to the three months ended January 31, 2013. Depreciation and amortization expense decreased $0.1 million and facility-related expenses decreased $0.5 million. A $0.4 million increase in personnel-related expenses was offset by a $0.4 million decrease in professional fees.

Acquisition-related and other. Our acquisition-related expenses decreased significantly for the three months ended January 31, 2014 since legal activities regarding the U.S. Department of Justice suit related to our acquisition of PowerReviews reduced significantly as we awaited the court’s ruling, which became public on January 9, 2014. For the three months ended January 31, 2013, we incurred $2.0 million in acquisition-related expenses which included $1.2 million of legal and advisory fees primarily for the U.S. Department of Justice suit related to our acquisition of PowerReviews and $0.4 million each for severance to former PowerReviews executives and legal and advisory expenses related to our acquisition of Longboard Media.

Amortization of acquired intangibles. Amortization of acquired intangibles represents amortization of the customer relationships purchased in the PowerReviews and Longboard Media acquisitions. This amortization is presented separately in the statement of operations and was $1.3 million and $1.2 million for the three months ended January 31, 2014 and 2013, respectively.

Other Income (Expense), Net

	Three months ended January 31,
	2014		2013		% Change
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Interest income	$24	0.0%	$61	0.1%	(60.7)%
Other expense	(292)	(0.6)	(49)	(0.1)	495.9

Total other income (expense), net	$(268)	(0.6)%	$12	0.0%	(2,333.3)%

Total other income (expense) decreased by $0.3 million for the three months ended January 31, 2014 compared to the three months ended January 31, 2013, primarily due to changes in realized and unrealized losses on transactions in foreign currencies.

Income Tax Expense (Benefit)

	Three months ended January 31,
	2014		2013		% Change
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Income tax expense (benefit)	$440	0.9%	$(2,293)	(5.3)%	(119.2)%

Income tax expense for the three months ended January 31, 2014 increased $2.7 million to $0.4 million compared to the income tax benefit of $2.3 million for the three months ended January 31, 2013. The income tax benefit in the prior year quarter was primarily due to a $2.5 million tax benefit from a reduction in the valuation allowance related to our acquisition of Longboard Media on November 5, 2012.

Comparison of the Nine Months Ended January 31, 2014 and 2013

Revenue

	Nine months ended January 31,
	2014	2013	% Change
	(dollars in thousands)
Revenue	$138,106	$116,966	18.1%

Our revenue increased by $21.1 million, or 18.1%, for the nine months ended January 31, 2014 compared to the nine months ended January 31, 2013. Included in this increase was an increase in SaaS revenue of $17.3 million and an increase of $3.8 million in Media revenue. Of the $17.3 million increase in SaaS revenue, $9.0 million was generated from new clients utilizing our platform and solutions during the period as we continued to increase our market penetration and $1.7 million was due to incremental revenue from PowerReviews customers which were acquired on June 12, 2012. The remaining $6.6 million increase was generated from existing clients due to increased subscriptions of our products and offerings. For the nine months ended January 31, 2014, our active enterprise client retention rate was 89.0%, and SaaS revenue per active enterprise client (in thousands) was $105.1, compared to an active enterprise client retention rate of 91.4% and SaaS revenue per active enterprise client (in thousands) of $108.8 for the nine months ended January 31, 2013. Our client retention rates can be impacted due to a variety of reasons including, but not limited to, non-renewals, renewals at less favorable terms, and the cyclical and discretionary nature of marketing and advertising spending.

Cost of Revenue and Gross Profit Percentage

	Nine months ended January 31,
	2014	2013	% Change
	(dollars in thousands)
Cost of revenue (1)	$44,381	$42,055	5.5%
Gross profit	93,725	74,911	25.1
Gross profit percentage	67.9%	64.0%

(1)	Includes amortization of intangible assets of $1.4 and $1.2 million for the nine months ended January 31, 2014 and 2013, respectively.

Cost of revenue increased $2.3 million, or 5.5%, for the nine months ended January 31, 2014 compared to the nine months ended January 31, 2013. This increase was primarily due to an increase of $3.8 million in costs associated with hosting services which was partially offset by a $0.9 million reduction in travel expenses and a $0.6 million reduction in personnel-related expenses.

Operating Expenses

	Nine months ended January 31,
	2014		2013		% Change
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Sales and marketing	$63,066	45.7%	$53,057	45.4%	18.9%
Research and development	28,452	20.6	25,153	21.5	13.1
General and administrative	20,851	15.1	31,385	26.8	(33.6)
Acquisition-related and other	15,818	11.5	4,771	4.1	231.5
Amortization of acquired intangible assets	3,913	2.8	2,543	2.1	53.9

Total operating expenses	$132,100	95.7%	$116,909	99.9%	13.0%

Sales and marketing. Sales and marketing expenses increased $10.0 million, or 18.9%, for the nine months ended January 31, 2014 compared to the nine months ended January 31, 2013. This increase was primarily due to growth in our sales and marketing headcount compared to prior year, resulting in an increase of $4.0 million in personnel-related expenses which is net of a $1.2 million reduction in stock-based expense related to the acceleration of vesting of stock options for former PowerReviews executives in the nine months ended January 31, 2013. As of January 31, 2014, we determined that the underlying performance goals tied to the contingent consideration were not met and the resultant payout was zero. As a result, the increase in personnel-related expenses was further offset by $0.3 million decrease in the accrued compensation component of the contingent consideration related to the acquisition of Longboard Media. Expansion of our sales and marketing efforts also resulted in increases of $3.5 million in professional fees, $0.8 million in travel expenses, $0.6 million in facility-related expenses, $0.3 million in depreciation and amortization and $1.4 million in allocated overhead expenses. Marketing expenses decreased $0.3 million.

Research and development. Research and development expenses increased $3.3 million, or 13.1%, for the nine months ended January 31, 2014 compared to the nine months ended January 31, 2013. Personnel-related expenses increased $1.4 million due to an increase in research and development headcount. We also experienced increases of $0.1 million in depreciation and amortization, $0.7 million in allocated overhead expenses and $1.6 million in professional fees due to increased use of third party contractor resources. These increases were partially offset by a $0.5 million reduction in travel and marketing expenses.

General and administrative. General and administrative expenses decreased $10.5 million, or 33.6%, for the nine months ended January 31, 2014 compared to the nine months ended January 31, 2013. Personnel-related expenses decreased $7.3 million as the nine months ended January 31, 2013 included $8.6 million in stock-based expense related to the acceleration of vesting of stock options for former PowerReviews executives offset by an increase of $1.3 million due to an increase in headcount in the nine months ended January 31, 2014. In addition, there was a $3.3 million reduction in expense due to the decrease in fair value of the liability for contingent consideration related to the acquisition of Longboard Media since, as of January 31, 2014, we determined that the underlying performance goals tied to the contingent consideration were not met and the resultant payout was zero. Furthermore, as payout was determined to be zero, the accrued compensation component of the contingent consideration was also reduced to zero, resulting in an additional decrease of $0.3 million in personnel-related expenses. An additional decrease of $0.2 million in travel and $0.2 million of bad debt expenses was offset by increases of $0.4 million in professional fees and $0.4 million in facility-related expenses.

Acquisition-related and other. We incurred $15.8 million in acquisition-related expenses for the nine months ended January 31, 2014, primarily for the legal and advisory fees for the U.S. Department of Justice suit related to our acquisition of PowerReviews. We incurred $4.8 million in severance and legal and advisory expenses for the nine months ended January 31, 2013, related to our acquisition of PowerReviews.

Amortization of acquired intangibles. Amortization of acquired intangibles represents amortization of the customer relationships purchased in the PowerReviews and Longboard Media acquisitions. This amortization is presented separately in the statement of operations and was $3.9 million and $2.5 million for the nine months ended January 31, 2014 and 2013, respectively.

Other Income (Expense), Net

	Nine months ended January 31,
	2014		2013		% Change
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Interest income	$136	0.1%	$110	0.1%	23.6%
Other expense	(646)	(0.5)	(451)	(0.4)	43.2

Total other expense, net	$(510)	(0.4)%	$(341)	(0.3)%	49.6%

Interest income stayed relatively constant for the nine months ended January 31, 2014 compared to the nine months ended January 31, 2013. Other expense increased by $0.2 million for the nine months ended January 31, 2014 compared to the nine months ended January 31, 2013 primarily due to changes in realized and unrealized losses on transactions in foreign currencies.

Income Tax Expense (Benefit)

	Nine months ended January 31,
	2014		2013		% Change
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Income tax expense (benefit)	$600	0.4%	$(1,731)	(1.5)%	(134.7)%

Income tax expense for the nine months ended January 31, 2014 increased by $2.3 million to $0.6 million compared to an income tax benefit of $1.7 million for the nine months ended January 31, 2013. The income tax benefit in the prior year was primarily due to a $2.5 million tax benefit from a reduction in the valuation allowance related to our acquisition of Longboard Media on November 5, 2012.

Liquidity and Capital Resources

Our principal source of liquidity as of January 31, 2014 consisted of $56.9 million of cash and cash equivalents and short-term investments. We also have a revolving line of credit with a borrowing capacity of up to $30.0 million. Cash and cash equivalents consist of cash, money market funds and U.S. Treasury securities. Our short-term investments consist of certificates of deposit and U.S. Treasury securities. As of January 31, 2014, the amount of cash and cash equivalents held by foreign subsidiaries was $5.0 million. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds; however, our intent is to indefinitely reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries. The income tax liability would be insignificant if these earnings were to be repatriated.

On February 21, 2014, we drew down $27.0 million of the unused balance of the revolving line of credit. The funds will be used for general corporate purposes. Our principal needs for liquidity include funding our ongoing operations, working capital requirements, capital expenditures and acquisitions.

As of January 31, 2014, our accounts payable, accrued expenses and other current liabilities includes $6.9 million of estimated liabilities for legal fees primarily for the U.S. Department of Justice suit related to our acquisition of PowerReviews, sales tax for our enterprise service offerings and other stock-related expenses in connection with our treatment of certain stock options grants. We may incur additional expenses as a result of additional proceedings to discuss a remedy and whether we decide to appeal the court’s judgment. While actual results could differ from the estimates made by management with respect to these items, expected payments towards these estimated liabilities may result in an increased use of cash for the year ended fiscal 2014.

Further, we anticipate making significant investments in growth and initiatives designed to improve our operating efficiency for the foreseeable future, which may impact our ability to generate positive cash flow from operating activities in the near-term. Our future capital requirements will depend on many factors, including our rate of client and revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts, the timing of introductions of new features and enhancements to our social commerce platforms, and future acquisitions of, or investments in, complementary businesses and technologies. The timing, frequency, and pattern of our billing mix can also impact our operating cash flows. Moreover, in the event of a potential court ordered divestiture of PowerReviews, we would expect such divestiture to delay our progress towards profitability and positive operating cash flows. To the extent that existing cash, cash equivalents and short-term investments along with future cash flow from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The following table summarizes our cash flows for the periods indicated:

	Nine months ended January 31,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(40,756)	$(12,705)
Net cash provided by (used in) investing activities	33,009	(99,549)
Net cash provided by financing activities	11,135	61,778

Net Cash Used in Operating Activities

Net cash used in operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of clients using our platforms and the amount and timing of client payments.

For the nine months ended January 31, 2014, operating activities used $40.8 million of cash after changes in our operating assets and liabilities partially offset a net loss of $39.5 million. Changes in our operating assets and liabilities included non-cash depreciation and amortization of $11.2 million, non-cash stock-based expense of $11.0 million, a non-cash benefit related to the revaluation of contingent consideration of $3.3 million, non-cash bad debt expense of $1.4 million and a non-cash tax benefit related to stock-based expense of $0.1 million. Accounts receivable increased by $15.8 million primarily due to the increase in billings for our media business on account of the holiday season and the increase in our SaaS customer billings. Prepaid expenses and other current assets and other non-current assets also increased by $1.9 million. Accrued expenses and other current liabilities, deferred revenue and other liabilities decreased $4.3 million partially offset by a $0.5 million increase in accounts payable; resulting in a net decrease of $21.5 million in operating assets and liabilities.

For the nine months ended January 31, 2013, operating activities used $12.7 million of cash after changes in our operating assets and liabilities offset a net loss of $40.6 million. Changes in our operating assets and liabilities included non-cash depreciation and amortization of $7.5 million, non-cash stock-based expense of $19.1 million, non-cash bad debt expense of $1.6 million and a non-cash benefit related to stock-based expense of $0.4 million. Accounts payable, accrued expenses, deferred revenue and other liabilities increased $9.2 million, which offset an increase of $9.2 million in accounts receivable, prepaid expenses and other assets. The increase in our accounts receivable, accounts payable and accrued expenses and other current liabilities was primarily due to our continued growth during the nine months ended January 31, 2013.

Net Cash Provided by (Used in) Investing Activities

For the nine months ended January 31, 2014, investing activities provided $33.0 million, including $42.2 million of proceeds from the maturities and sales of short term investments, net of purchases of short term investments, offset by $8.5 million in purchases of property, equipment and capitalized internal-use software development costs and a $0.7 million purchase of an intangible asset.

For the nine months ended January 31, 2013, investing activities used $99.5 million, which included $60.8 million, net of cash acquired, used in our acquisition of PowerReviews in June 2012. The remainder of our investing activities were related to the purchase and maturity of short-term investments, purchase of property, plant and equipment, costs capitalized as a result of our internal-use software and an increase in our restricted cash.

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

For the nine months ended January 31, 2014, financing activities provided $11.1 million, primarily due to proceeds from the exercise of options to purchase our common stock and contributions to our Employee Stock Purchase Plan.

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

As of January 31, 2014 and April 30, 2013, we had drawn down $1.6 million and $2.0 million, respectively, in the form of letter of credits as security deposits for our leased corporate headquarters. The unused balance of the revolving line of credit was $28.4 million as of January 31, 2014 and $28.0 million as of April 30, 2013. Borrowings under the revolving line of credit are collateralized by substantially all of our assets and bear interest at a floating interest rate equal to the prime rate (defined as the financial institution’s daily adjusting LIBOR rate plus 2.5% if greater), which is payable monthly. The revolving line of credit expires and all interest and principal thereunder is payable in full on January 31, 2015.

The Loan Agreement contains certain restrictive covenants that limit our and our subsidiaries’ ability to, among other things, incur additional indebtedness or guarantee indebtedness of others; make payments on additional indebtedness or make changes to certain agreements related to additional indebtedness; enter into hedging arrangements; create liens on our assets; make loans and investments; make capital expenditures; dispose of assets; store inventory and equipment with others; pay dividends or make distributions on, or purchase or redeem, our capital stock; enter into mergers or consolidations with or into other entities; undergo a change of control; engage in different lines of business; or enter into transactions with affiliates. The Loan Agreement also contains numerous affirmative covenants, including covenants regarding, among other things, compliance with applicable laws and regulations, reporting, payment of taxes and other obligations, maintenance of insurance coverage, maintenance of bank and investment accounts with the financial institution and its affiliates, registration of intellectual property rights, and obtaining certain third-party consents and waivers. We were in compliance with all financial and non-financial covenants as of January 31, 2014. As of April 30, 2013, the Company was not originally in compliance with one of the financial covenants. On June 6, 2013, the Company executed an eighth amendment to the Loan Agreement to revise the financial covenant effective April 28, 2013. As a result of this revision, the Company was in compliance with all of its financial covenants as of April 30, 2013. On February 21, 2014, we drew down $27.0 million of the unused balance of the revolving line of credit. The outstanding loan balance will be subject to all terms and conditions described above in the Loan Agreement and its subsequent amendments. The loan is repayable on or before January 31, 2015.

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

Critical Accounting Policies and the Use of Estimates

Preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013, filed on July 3, 2013 describe the significant accounting estimates and policies used in the preparation of our condensed consolidated financial statements. Actual results in these areas could differ from management’s estimates. During the nine months ended January 31, 2014, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013, filed on July 3, 2013.

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

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. dollar and the Euro and British Pound Sterling, the currencies of countries where we currently have our most significant international operations. On a historical basis, invoicing has largely been denominated in U.S. dollars; however, we expect an increasing proportion of our future business to be conducted in currencies other than U.S. dollars. Our expenses are generally denominated in the currencies of the countries in which our operations are located, with our most significant operations at present located in the United States, the United Kingdom, Germany, France, Australia and Sweden.

We assess the market risk of changes in foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows of a hypothetical 10% change in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The effect of an immediate 10% adverse change in exchange rates on foreign currency denominated monetary assets and liabilities, principally accounts receivable and intercompany balances, as of January 31, 2014, would be immaterial.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2014. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e)

under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of January 31, 2014, management concluded that our disclosure controls and procedures were effective as of January 31, 2014.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended January 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 12, 2012, we acquired PowerReviews, Inc. (“PowerReviews”) for $31.1 million in cash and 6.4 million shares of our common stock. In connection with the acquisition, we assumed the PowerReviews option plan. After conversion, the PowerReviews options were equivalent to vested and unvested options to purchase 1.7 million shares of our common stock. On January 10, 2013, the U.S. Department of Justice (the “DOJ”) filed a complaint against us with the U.S. District Court for the Northern District of California, San Francisco Division, alleging that our acquisition of PowerReviews violates Section 7 of the Clayton Act, 15 U.S.C. Section 18 and seeking the divestiture of assets sufficient to create a competing business that can replace the competitive significance of PowerReviews in the marketplace. On January 8, 2014, the court ruled that our acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18 and ordered further hearings to address a remedy. The court has scheduled a hearing to address the remedy. On February 12, 2014, the DOJ’s filed its motion for final judgment, which specified its requested relief. If the court were to adopt the DOJ’s proposed motion, we would be required to:

•	divest all assets it acquired in conjunction with the acquisition of PowerReviews to a divestiture buyer;

•	must provide cross-network syndication of content to the customers of the divestiture buyer for free for four years;

•	waive trade secret restrictions for any PowerReviews or Company employees hired by the divestiture buyer;

•	provide the divestiture buyer with a list of the customers the Company had acquired or renewed since its acquisition of PowerReviews;

•	enter into a cross license for intellectual property with the divestiture buyer;

•	waive any breach of contract claims against customers that sign a contract with the divestiture buyer;

•	license its platform (including any improvements) to the divestiture buyer if we transfer to the divestiture buyer less than 80% of PowerReviews customers, based on revenue, we acquired; and

•	notify the DOJ in advance of any transactions it contemplates over $10 million.

In addition the DOJ requested that a Special Master be appointed to oversee the divestiture sale and ongoing compliance with Court orders. We filed our brief on March 4, 2014, portions of which were redacted to protect confidential and sensitive information. The DOJ will then have the opportunity to file a response brief no later than March 12, 2014. Simultaneously with the remedy proceedings, the court has made the local magistrate judge available to facilitate a possible negotiated settlement between the parties. It is likely that the remedy may require that we divest part, or all, of PowerReviews operations and assets. In light of a potential court ordered divestiture, we have engaged in discussions with various potential purchasers of the PowerReviews operations or assets related to the PowerReviews business. We cannot predict the outcome or final terms of such discussions, or whether any agreement that we reach to sell the PowerReviews operations or assets will be acceptable to the court, which must approve any such transaction. We are evaluating whether to appeal the court’s decision and the outcome of the remedy proceedings may affect our decision to appeal. Our appeal notice is not due until 60 days from the final judgment, which will not happen until the completion of the remedy proceedings. We cannot predict the outcome of an appeal should we elect to appeal the court’s decision or the outcome of our efforts to stay any disposition of the PowerReviews operations or assets in connection with an appeal. It is also not possible to reliably predict the outcome of the remedy proceedings. Therefore, we cannot currently estimate the possible loss or range of loss that could result from the case.

On March 12, 2013, a purported shareholder derivative action was filed in the Texas State District Court for Travis County, Texas against certain of our officers and directors, former officers and directors, and against us as nominal defendant. The original petition in this matter alleged claims purportedly on behalf of us against the individual defendants for corporate waste, breaches of fiduciary duties and breaches of our corporate policies in connection with the acquisition of PowerReviews and certain of our officers’ and directors’ sales of shares of our stock. The original petition requested declaratory judgment, a disgorgement of $91.4 million in proceeds received from such sales of our stock, unspecified damages on behalf of us, reasonable attorneys’, accountants’ and experts’ fees, and equitable relief. On October 23, 2013, the court granted a motion filed by us and individual defendants and ruled that the plaintiff’s original petition failed to allege particularized facts sufficient to excuse plaintiff from making pre-suit demand on our Board of Directors. The court ordered the plaintiff to file an amended complaint within 30 days setting forth particularized facts sufficient to excuse demand. On November 22, 2013, the plaintiff filed its amended petition, which again asserted claims for corporate waste, breaches of fiduciary duties and breaches of our corporate policies in connection with the acquisition of PowerReviews and certain of our officers’ and directors’ sales of shares of our stock. We have filed a motion for summary judgment asserting that the amended petition has not cured the defects in the original petition. Plaintiff has opposed the motion, which remains pending before the court. Because the case is in its early stages, it is not possible to reliably predict the outcome of the case. Therefore, we cannot currently estimate the reasonably possible loss or range of loss that could result from the case.

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

We have incurred significant losses in each fiscal period since our inception in 2005. We experienced net losses of $63.8 million and $24.3 million during fiscal years 2013 and 2012, respectively. As of January 31, 2014, we had an accumulated deficit of $168.4 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire clients. Expenses associated with the integration of the customers, employees and operations of acquired companies into our business could further delay our profitability. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest to grow our business and acquire clients, develop our platforms and develop new products and solutions. These efforts may prove more expensive and more difficult than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new products and solutions could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our client base; we could also incur increased losses because costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. Additionally, we currently sell our products on a fixed price basis. However, many of the third-party costs associated with providing our products are subject to variable pricing. We cannot be certain that we will be able to attain or increase profitability on a client-by-client basis or on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

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

We have several direct and indirect competitors that provide third-party social commerce solutions, including but not limited to companies like Pluck, Reevoo, eKomi, Yotpo, Rating System and Gigya. It is possible that in connection with the ongoing remedy proceedings arising out of the order entered by the U. S. District Court for the Northern District of California, San Francisco Division, on January 8, 2014, which became public on January 9, 2014 and is more fully discussed in the “Legal Proceedings” section of this report, we may be required to divest part, or all, of PowerReviews’ operations and assets to a third party. Such a divestiture would result immediately in either the creation of a new competitor to us or in the strengthening of an already existing competitor to us in the social commerce solution market. Additionally, we face potential competition from participants in adjacent markets that may enter our markets by leveraging related technologies and partnering with other companies.

We may also face competition from companies entering our market, including large Internet companies like Amazon, Google and Facebook, which could expand their platforms or acquire a competitor. While these companies do not currently focus on our market, they have significantly greater financial resources and, in the case of Amazon and Google, a longer operating history. They may be able to devote greater resources to the development and improvement of their services than we can and, as a result, they may be able to respond more quickly to technological changes and clients’ changing needs. Because our market is changing rapidly, it is possible that new entrants, especially those with substantial resources, more efficient operating models, more rapid product development cycles or lower marketing costs, could introduce new solutions that disrupt the manner in which businesses use online word of mouth and engage with consumers online to address the needs of our clients and potential clients. Our business and operating results could be harmed if any such disruption occurs.

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

Our revenue, expenses, operating results and cash flows have fluctuated from quarter to quarter in the past and are likely to continue to do so in the future. These fluctuations are due to, or may in the future result from, many factors, some of which are outside of our control, including:

•	the timing differences between when we incur sales commissions, implementation costs and other client acquisition costs associated with new solutions sales and when we generate revenue from these sales, particularly related to larger sales to new or existing clients;

•	our ability to sell additional solutions, including our media solutions, to existing clients and to add new clients, in multiple regions around the world, particularly in the United States and Europe, which has fluctuated and is likely to continue to fluctuate, due to the effectiveness of our sales execution, economic conditions, the timing of larger sales opportunities and other factors affecting our sales in each of these regions;

•	our ability, and the ability of our clients, to timely and effectively implement our solutions;

•	the amount, timing and effectiveness of our product development investments and related expenses and delays in generating revenue from these new solutions;

•	increases in our hosting costs, which could result in advance payments to our hosting vendors, due to variations in demand for storage capacity and computing consumption without a corresponding increase in pricing from our existing customers;

•	the timing, frequency and pattern of our billing mix;

•	our ability to adjust our cost structure, particularly our personnel costs, in response to reductions in revenue;

•	the cyclical and discretionary nature of marketing and advertising spending, especially spending on social commerce solutions;

•	seasonal variations and unpredictability in our customers’ advertising budgets;

•	the amount and timing of operating expenses and capital expenditures related to the expansion of our operations and infrastructure and client acquisition;

•	our failure to achieve the growth rate that was anticipated by us in setting our operating and capital expense budgets;

•	changes in our active enterprise client retention rates;

•	the timing and success of new solutions, product and service offerings and pricing policies by us or our competitors or any other changes in the competitive dynamics of our industry;

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill or intangible assets from acquired companies, including in connection with our acquisitions of PowerReviews and Longboard Media and our potential divestiture of assets or operations of PowerReviews;

•	unforeseen litigation costs and related settlement costs, particularly those related to intellectual property infringement and our obligation to fulfill related client indemnification obligations and regulatory investigations or restructuring activities, including settlement costs and regulatory penalties assessed related to government enforcement actions;

•	our ability to accurately estimate state and local sales tax obligations and to collect such actual amounts from our customers;

•	our ability to accurately estimate payroll and related taxes for wages and equity transactions;

•	our ability to accurately estimate bonus and other incentive payments to key employees based on performance and market conditions;

•	changes in currency exchange rates and associated costs of hedging to manage foreign currency fluctuations; and

•	the adoption of new laws or regulations, or interpretations of existing laws or regulations, that restrict, or increase the costs of, providing social commerce solutions or using the Internet as a medium for communications and commerce.

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

We face risks associated with our acquired companies that may adversely impact our operating results.

In November 2012, we acquired Longboard Media, a full service media network for retailers, shopping publishers and advertisers based in San Francisco, California. We may not successfully evaluate, utilize or integrate the acquired products, technologies or personnel, or accurately forecast the financial impact of the acquisitions, including accounting charges or the impact on our existing business. The acquisition of Longboard Media has provided us with a new line of business, and the entry into a new line of business in which we are inexperienced may result in unforeseen operating difficulties and expenditures. External factors, such as competition from companies with greater resources and experience and our clients’ willingness to purchase new and different services from us, may also limit our ability to make further investment in this business in order to take full advantage of the business opportunities available to us. Accordingly, we may not realize the potential benefits of the acquisition.

We may be required to divest assets in connection with the antitrust lawsuit brought against us by the Department of Justice in connection with our acquisition of PowerReviews. Such a divestiture could have an adverse effect on our business.

After the completion of our acquisition of PowerReviews, the Department of Justice, Antitrust Division (the “DOJ”), filed a complaint against us with the U.S. District Court for the Northern District of California, San Francisco Division, alleging that our acquisition of PowerReviews violates Section 7 of the Clayton Act, 15 U.S.C. Section 18, and seeking the Company’s divestiture of assets sufficient to create a competing business that can replace the competitive significance of PowerReviews in the marketplace. On January 8, 2014, the court ruled that our acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18, and ordered further hearings to address a remedy. The court has scheduled a hearing to address the remedy for April 2, 2014. The court’s order of a remedy in the antitrust proceeding may adversely affect our operations or financial condition. In the pending antitrust litigation, the DOJ has proposed very broad remedies that, if accepted by the court, could have a negative impact on our business. We cannot predict what judgment the court will enter. Simultaneously with the remedy proceedings, the court has made the local magistrate judge available to facilitate a possible negotiated settlement between the parties. The lawsuit has resulted in material legal fees and associated costs, and has required considerable time and attention of our management. Further, it is likely that the remedy may require that we divest part, or all, of PowerReviews’ operations and assets. We are evaluating whether to appeal the court’s decision, and the outcome of the remedy proceedings will factor into that decision. If we are required to make a divestiture of part or all of PowerReviews business, in the short term we would expect to experience a decrease in our SaaS revenues and a negative impact on our adjusted EBITDA. Moreover, in the event of a potential court ordered divestiture of PowerReviews, we would expect such divestiture to delay our progress towards profitability and positive operating cash flows.

Our actual results may differ significantly from any guidance that we may issue in the future and the consensus expectations of research analysts.

From time to time, we may release earnings guidance or other forward-looking statements in our earnings releases, earnings conference calls or otherwise regarding our future performance that represent our management’s estimates as of the date of release. If given, this guidance will be based on forecasts prepared by our management. The principal reason that we may release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. Guidance is necessarily speculative in nature. The speculative nature of any guidance is further exacerbated by the rapidly evolving nature and uncertain size of the market for social commerce solutions, as well as the unpredictability of future general economic and financial conditions. In addition, at this time we cannot accurately predict the outcome of the PowerReviews antitrust litigation and the impact it may have on our future performance. As a result, some or all of the assumptions of any future guidance that we furnish may not materialize or may vary significantly from actual future results. Any failure to meet guidance or analysts’ expectations could have a material adverse effect on the trading price or volume of our stock.

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

Our management team may not be able to execute our business plan. Changes to our management team may cause uncertainty regarding the future of our business and may adversely impact employee hiring and retention, our stock price, and our revenue, operating results, and financial condition.

Our management team has worked together at the Company for only a limited period of time and has a limited track record of executing our business plan as a team. In addition, we have recently filled a number of positions in our senior management. Accordingly, certain key personnel have only recently assumed the duties and responsibilities they are now performing, and it is difficult to predict whether our management team, individually and collectively, will be effective in operating our business. In addition, our Chief Executive Officer assumed his current position on January 31, 2014, becoming out third Chief Executive Officer in the last eighteen months. These changes may cause speculation and uncertainty regarding our future business strategy and direction and may cause or result in:

•	disruption of our business or distraction of our employees and management;

•	difficulty in recruiting, hiring, motivating and retaining talented and skilled personnel;

•	stock price volatility; and

•	difficulty in negotiating, maintaining or consummating business or strategic relationships or transactions.

If we are unable to mitigate these or other potential risks, our revenue, operating results and financial condition may be adversely impacted.

Our business depends on retaining and attracting qualified management and operating personnel.

Our success depends in large part on our ability to retain and attract high-quality management and operating personnel. Our business plan was developed in large part by our executive officers, and its implementation requires their skills and knowledge. We do not maintain key person life insurance policies on any of our employees. We may not be able to offset the impact on our business of the loss of the services of one or more of our executive officers or key employees. Our business also requires skilled technical and sales personnel, who are in high demand and are often subject to competing offers. As we expand into new vertical and geographic markets, we will require personnel with expertise in these new areas. Competition for qualified employees is intense in our industry and particularly in Austin, Texas, where most of our employees are based. We continue to experience increased employee turnover since our initial public offering and have incurred additional expenses as a result. An inability to retain, attract, relocate and motivate additional highly skilled employees required for the operation and planned expansion of our business, could harm our operating results and impair our ability to grow. To retain and attract key personnel, we use various measures, including an equity incentive program and incentive bonuses for executive officers and other key employees. These measures may not be sufficient to retain and attract the personnel we require to operate our business effectively. A significant portion of the stock options held by our employees have exercise prices that are higher than the current market price for our common stock. As a result, such stock options may no longer provide additional incentive for our employees to remain employed by us and we may be required to issue additional equity grants to retain key employees. In addition, in making employment decisions, particularly in the software industry, job candidates often consider the value of the stock options they are to receive in connection with their employment. Significant volatility in the price of our stock may, therefore, adversely affect our ability to retain and attract key employees.

Our growth could strain our personnel, technology and infrastructure resources, and if we are unable to effectively manage our growth, our operating results may suffer.

Since our inception, we have experienced rapid growth, which has increased the complexity of our operations. As our operations have expanded, we have grown from 45 full-time employees at April 30, 2007 to 794 full-time employees at January 31, 2014. We have increased the size of our client base from 32 active clients at April 30, 2007 to 1,308 active enterprise clients at January 31, 2014, including approximately 300 active enterprise clients added to our business as a result of our acquisition of PowerReviews on June 12, 2012. The rapid growth and increasing complexity have demanded, and will continue to demand, substantial resources and attention from our management, most of whom have limited experience in managing a business of our size and complexity. We expect to continue to hire more employees in the future as we grow our business. To manage the expected growth of our operations and personnel and to support financial reporting requirements as a public company, we will need to continue to improve our operational, financial, technology and management controls and our reporting systems and procedures. Further, to accommodate our expected growth we must continually improve and maintain our technology, systems and network infrastructure. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Our inability to expand our personnel and operations in an efficient manner could result in difficulty in acquiring new clients or retaining existing clients, declines in quality or client satisfaction, increases in expenses relative to our revenue and challenges in developing and introducing new solutions, any of which could adversely affect our operating results.

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

We rely primarily on our direct sales force to sell our solutions. Our solutions require a sophisticated sales force. We have worked to upgrade and expand our sales team in order to increase revenue from new and existing clients and to further penetrate our existing markets and expand into new markets. We are constantly evaluating our sales organization as part of our efforts to optimize our sales operations to grow our revenue. If we have not structured our sales organization properly or if we fail to make changes in a timely fashion, our ability to grow our revenue could be adversely effected.

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

We have begun implementation of Conversations, our next-generation social commerce technology platform, and we intend to migrate all of our customers to this new technology platform over time. We have limited experience migrating customers from one platform to another. Given the complexity and significance of this transition, including the amount of customer data within our systems that will need to be accessed and migrated, our customer relationships, our reputation, and our overall business could be severely damaged if these migrations go poorly. To the extent we encounter difficulties in implementation and migration of Conversations, we may be required to incur additional costs, including research and development costs, to address issues identified during the process. In addition, we have incurred additional expenses as a result of the dual technology platforms we maintain (Conversations and PRR), and if we experience any delays or technical problems as a result of the migration to Conversations, we may incur such expenses for a much longer period of time than anticipated. Also, one of the anticipated benefits of Conversations is that customer implementation times should be shortened, which should result in reduced costs and earlier revenue recognition. Delays in the launch of and migration to Conversations would result in corresponding delays in our ability to achieve these anticipated benefits and could result in customer dissatisfaction. Similarly, even if the migrations go smoothly, our business operations and customer relationships will be at high risk if the new platform does not meet our performance expectations, or those of our customers. All of this could harm our business in numerous ways including, without limitation, a loss of revenue, lost customer contracts, and damage to our reputation.

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

As our operations have expanded, we have established and currently maintain offices in the United States, the United Kingdom, France, Germany, the Netherlands, Sweden, Singapore, Australia and Japan. We have limited experience in operating in foreign jurisdictions outside the United States and are making significant investments to build our international operations. Managing a global organization is difficult, time-consuming and expensive, and any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to risks, including the following:

•	the cost and resources required to localize our solutions;

•	competition with companies that understand the local market better than we do or who have pre-existing relationships with potential clients in those markets;

•	legal uncertainty regarding the application of unique local laws to social commerce solutions or a lack of clear precedent of applicable law;

•	lack of familiarity with and the burden of complying with a wide variety of other foreign laws, legal standards and foreign regulatory requirements, which are subject to unexpected changes;

•	difficulties in managing and staffing key leadership positions in international operations;

•	fluctuations in currency exchange rates;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

•	increased financial accounting and reporting burdens and complexities and difficulties in implementing and maintaining adequate internal controls;

•	political, social and economic instability abroad, terrorist attacks and security concerns in general;

•	reduced or varied protection for intellectual property rights in some countries; and

•	higher telecommunications and Internet service provider costs.

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

Specifically, we outsource some of our product development, quality assurance and technology operations to two third-party contractors located in the Ukraine and Costa Rica. We also rely on a third-party relationship to assist with client implementation support. We believe that supplementing our product development and implementation support activities with our outsourced third-party contractors enhances the efficiency and cost-effectiveness of these activities. If we experience problems with our third-party contractors, including if such contractors’ business operations are interrupted for any reason, or the costs charged by our contractors increases, we may not be able to develop new solutions or enhance existing solutions or meet our clients’ implementation support needs in an alternate manner that is equally or more efficient and cost-effective.

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

We host our solutions and serve our clients primarily from third-party data center facilities located in Texas, Virginia and Oregon. We also utilize third-party services that deploy data centers worldwide. We do not control the operation of any of the third-party data center facilities we use. These facilities may be subject to break-ins, computer viruses, denial-of-service attacks, sabotage, acts of vandalism and other misconduct. They are also vulnerable to damage or interruption from power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes and similar events. As a result, we may in the future experience website disruptions, outages and other performance problems. Despite our efforts, the occurrence of any of these events, a decision by our third-party service providers to close their data center facilities without adequate notice or other unanticipated problems could result in loss of data as well as a significant interruption in the offering of our solutions and harm to our reputation and brand.

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

Companies in the Internet and technology industries, and other patent, copyright and trademark holders, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on claims of infringement or other violations of intellectual property rights. We have received in the past, and expect to receive in the future, notices that claim we or our clients using our solutions have misappropriated or misused other parties’ intellectual property rights. For example, as previously disclosed, on August 21, 2013, c4cast.com, Inc. filed a complaint against us alleging patent infringement, which matter was subsequently settled for an immaterial amount. There may be intellectual property rights held by others, including issued or pending patents, copyrights and trademarks, that cover significant aspects of our technologies, content, branding or business methods. Any intellectual property claim against us or against our clients requiring us to indemnify our clients, regardless of merit, could be time-consuming and expensive to settle or litigate and could divert our management’s attention and other resources. These claims also could subject us to significant liability for damages and could result in our having to stop using technology, content, branding or business methods found to be in violation of another party’s rights. In addition, some of our commercial agreements require us to indemnify the other party for third-party intellectual property infringement claims, which could increase the cost to us of an adverse ruling in such an action. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, content, branding or business methods, which could require significant effort and expense and make us less competitive. If we cannot license or develop technology, content, branding or business methods for any allegedly infringing aspect of our business, we may be unable to compete effectively. Any of these results could harm our operating results.

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

As of January 31, 2014, we had eight issued U.S. patents and 23 pending U.S. non-provisional patent applications. We cannot be certain that any additional patents will be issued with respect to our current or potential patent applications. Any current or future patents issued to us may be challenged, invalidated or circumvented, may not provide sufficiently broad protection or may not prove to be enforceable inactions against alleged infringers. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

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

On July 18, 2007, we entered into a loan and security agreement with a financial institution. As amended to date, the loan agreement provides for borrowings up to $30.0 million, subject to a borrowing formula, under a revolving line of credit, with a sublimit of $2.7 million for the issuance of corporate credit cards and letters of credit on our behalf. As of January 31, 2014, we had no borrowings and a $1.6 million standby letter of credit issued under our loan agreement. On February 21, 2014, the Company drew down $27.0 million of its unused balance of the revolving line of credit. The outstanding loan balance will be subject to all terms and conditions per the Loan Agreement and its subsequent amendments. The loan is repayable on or before January 31, 2015. If we cannot obtain the funds to repay this loan or otherwise refinance it on terms favorable to us, or at all, our liquidity and general financial condition could be adversely effected. Any borrowings, letters of credit and credit card services pursuant to our loan agreement are secured by substantially all of our assets, including our intellectual property. Our loan agreement limits, among other things, our ability to:

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

The market price of our common stock has been volatile historically and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, fluctuations in the valuation of companies perceived by investors to be comparable to us or in valuation metrics, such as our price to earnings ratio, could impact our stock price. Additionally, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations and general economic, political and market conditions, such as recessions, changes in U.S. credit ratings, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock. In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future, particularly following the announcement of the outcome of the PowerReviews antitrust litigation with the U.S. Department of Justice. Securities litigation against us, regardless of the merits or outcome, could result in substantial costs and divert our management’s attention from other business concerns, which could materially harm our business.

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

Our executive officers, directors, beneficial owners of 5.0% or more of our outstanding shares of common stock and affiliated entities together owned approximately 38.1% of our common stock outstanding as of January 31, 2014. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit our other stockholders. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

The price of our common stock could decline if there are substantial sales of our common stock in the public stock market. We had an aggregate of 76,893,568 outstanding shares of common stock as of February 28, 2014. Shares beneficially owned by our affiliates and certain employees are subject to volume and other restrictions under Rules 144 or 701 of the Securities Act, as well as our insider trading policy and any applicable 10b5-1 trading plan. Certain of our employees, including many of our executive officers, have entered into 10b5-1 trading plans providing for sales of shares of our common stock from time to time.

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

We are, and in the future may be, subject to legal actions in the ordinary course of our operations, both domestically and internationally. On January 10, 2013, the U.S. Department of Justice filed a complaint against us with the U.S. District Court for the Northern District of California, San Francisco Division, with respect to our acquisition of PowerReviews. See Item 1: “Legal Proceedings” for further discussion of this claim. In addition, on March 12, 2013, a purported shareholder derivative action was filed in the Texas State District Court for Travis County, Texas against certain of our officers and directors, former officers and directors, and against us as nominal defendant in Edmans v. Hurt et al., Case No. D-1-GN-13-000874. The complaint in this matter alleges corporate waste, breaches of fiduciary duties and breaches of the Company’s corporate policies in connection with the acquisition of PowerReviews and certain of the Company’s officers’ and directors’ sales of shares of the Company’s stock. The complaint requests declaratory judgment, a disgorgement of $91.4 million in proceeds received from such sales of the Company’s stock, unspecified damages on behalf of the Company, reasonable attorneys’, accountants’ and experts’ fees, and equitable relief. See Item 1: “Legal Proceedings” for further description of each of this claim. There can be no assurances as to the favorable outcome of any litigation. An unfavorable outcome in any litigation matter against us could result in additional litigation. In addition it can be costly to defend litigation and these costs could negatively impact our financial results.

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

Item 5. Other Information

On March 4, 2014, the Company’s Board of Directors appointed Bryan C. Barksdale as Chief Legal Officer. Mr. Barksdale previously held the position of General Counsel. Mr. Barksdale will continue to serve as the Secretary of the Company.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

BAZAARVOICE, INC.

Dated: March 6, 2014	/s/ James R. Offerdahl
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