Form 10-K
period 2014-04-30
Bazaarvoice Inc
filed 2014-06-26
CIK 1330421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was October 31, 2013, the aggregate market value of its shares (based on a closing price of $9.38 per share) held by non-affiliates was approximately $435 million. Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that owned 5 percent or more of the Registrant’s outstanding Common Stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 23, 2014, 77,785,977 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:

Certain portions, as expressly described in this Annual Report on Form 10-K, of the registrant’s Proxy Statement for the 2014 Annual Meeting of the Stockholders, to be filed within 120 days of April 30, 2014, are incorporated by reference into Part III, Items 10-14.

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), particularly in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors” and Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions, although not all forward-looking statements contain these words. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;

•	our ability to retain clients or renew them at similar prices and upsell to existing clients;

•	our ability to attract new clients and launch without delays;

•	our ability to increase adoption of our platforms by our clients’ internal and external users;

•	our ability to protect our users’ information and adequately address security and privacy concerns;

•	our expectation that revenue growth will begin to accelerate by the third quarter of fiscal year 2015;

•	our ability to maintain an adequate rate of growth;

•	our ability to effectively execute and adapt our business model in a dynamic market;

•	our future expenses;

•	our ability to expand our network;

•	our ability to integrate clients, employees and operations of acquired companies into our business;

•	our ability to earn revenue based on ads that are served on our network;

•	our plan to continue investing in long-term growth and research and development, enhancing our platforms, and pursuing strategic acquisitions of complementary businesses and technologies to drive future growth;

•	our ability to increase engagement of our solutions by our clients, partners and professional organizations and launch those solutions without delay;

•	our anticipated trends of our operating metrics and financial and operating results;

•	the effects of increased competition in our market;

•	our ability to effectively manage our growth;

•	our ability to successfully enter new markets and manage our international expansion;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	the attraction and retention of qualified employees and key personnel;

•	our expectations regarding the outcome of litigation proceedings; and

•	other risk factors included under “Risk Factors” in this Annual Report on Form 10-K.

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

Overview

We power a network that connects brands and retailers to the authentic voices of people where they shop. Bazaarvoice, which literally means “voice of the marketplace,” was founded on the premise that online word of mouth is critical to consumers and businesses because of its influence on purchasing decisions, both online and offline. Our technology platform collects and displays ratings and reviews, questions and answers and stories from consumers along with visual commerce capabilities that collectively amplify the voices of the consumers into the shopping experience – before, during and after a purchase. We help clients leverage social data derived from online word of mouth content to increase sales, acquire new customers, improve marketing effectiveness, enhance consumer engagement across channels, increase success of new product launches, improve existing products and services, effectively scale customer support, decrease product returns and enable retailers to launch and manage on-site advertising solutions and site monetization strategies.

Word of mouth influences consumers’ decisions to purchase products and services. Consumers often trust and rely on what other consumers say about a brand, product or service, particularly if they consider the content to be authentic and credible. Consumer interaction through the social web has significantly increased the volume and availability of online word of mouth about products and services, which is proving to have a significant and growing influence on both online and offline commerce. The rapid adoption of Internet-enabled mobile devices is further amplifying the impact of online word of mouth by making this content even easier, more convenient and faster to generate and access. As a result, there has been a paradigm shift in marketing in response to this “connected economy” in which shared, collaborative relationships are networked between businesses, clients and other influencers. Traditional methods are being disrupted and businesses are now seeking solutions that embrace online word of mouth to more effectively engage, influence and tap into the collective power of consumers, who we believe are no longer seen as mere “buyers” but innovators, trendsetters and advocates.

Our solutions, which are primarily provided via a Software as a Service (“SaaS”) platform, enable clients to:

•	capture and display online ratings and reviews about specific products and services;

•	channel content into all the places where it will influence a purchase both within and outside our network, which we refer to as syndication; and

•	use business insights so they can act on what consumers want.

Our business model focuses on maximizing the lifetime value of a client relationship. We make significant investments in acquiring new clients and believe that we will be able to achieve a favorable return on these investments by growing our relationships over time and ensuring that we have a high level of client retention.

On April 15, 2014, we acquired FeedMagnet, Inc. (“FeedMagnet”), a privately-owned social media curation company that enables brands to collect, curate and display consumer-generated images, video and social content on their websites and other marketing priorities. The total consideration paid for this transaction was $9.3 million in cash.

On November 5, 2012, we acquired Longboard Media, Inc. (“Longboard Media”), a full service media management company based in San Francisco, California that enables online retailers, shopping publishers and mobile commerce applications to launch and manage on-site advertising solutions and site monetization. The total consideration paid for this transaction was $36.9 million, including the issuance of 0.5 million shares of our common stock and future contingent consideration with an acquisition date fair value of $4.3 million.

On June 12, 2012, we acquired PowerReviews, Inc. (“PowerReviews”), a provider of social commerce solutions based in San Francisco, California. The total consideration paid for this transaction was $150.8 million, including the issuance of 6.4 million shares of our common stock and assumption of vested and unvested options to purchase the common stock of PowerReviews equivalent to options to purchase 1.7 million shares of our common stock, but excluding the potential cash proceeds that may arise from the exercise of these assumed options. On January 10, 2013, the U.S. Department of Justice (the “DOJ”) filed a complaint against us with the U.S. District Court for the Northern District of California, San Francisco Division (the “Court”), alleging that our acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18 and seeking the divestiture of assets sufficient to create a competing business that can replace the competitive significance of PowerReviews in the marketplace. On January 8, 2014, the Court ruled that our acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18. On April 24, 2014, we entered into a Joint Stipulation with the DOJ to resolve the DOJ’s claims in the antitrust action challenging our acquisition of PowerReviews and, together with the DOJ, we submitted a proposed order to the Court. Under the terms of the Joint Stipulation and the proposed order, we are required to divest all of the net assets of the PowerReviews business. On June 4, 2014, we entered into a definitive agreement to divest PowerReviews, LLC, the successor to PowerReviews, to Wavetable Labs, LLC (“Wavetable”), the parent company of Viewpoints, LLC, for $30.0 million in cash. This transaction remains subject to closing conditions set forth in the definitive agreement. While there can be no assurance that the proposed transaction with Wavetable will be completed, the transaction is expected to close within the first quarter of the our 2015 fiscal year ending July 31, 2014, provided that we receive the necessary approvals, including the Court’s entry of the Proposed Final Judgment. On June 26, 2014, the DOJ approved the terms of the transaction. As a result, we have reported the results of operations and financial position of PowerReviews as discontinued operations within the consolidated statement of operations and the balance sheets for all periods presented. The discussion of our results of operations is based upon the results from our continuing operations unless otherwise indicated.

We originally incorporated in the State of Delaware in May 2005. Our principal executive offices are located at 3900 N. Capital of Texas Highway, Suite 300, Austin, Texas 78746-3211, and our telephone number is (512) 551-6000. Our corporate website address is www.bazaarvoice.com. We do not incorporate the information contained on, or accessible through, our website into this Annual Report on Form 10-K. We completed our initial public offering in February 2012 and our common stock is listed on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Global Select Market under the symbol “BV.” Unless the context requires otherwise, the words “Bazaarvoice,” “Company,” “we,” “us” and “our” refer to Bazaarvoice, Inc. and its wholly owned subsidiaries.

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

Key capabilities of our Conversations platform include:

•	Ratings & Reviews. Allows our clients to capture, manage and display consumer reviews about their products and services on their websites and mobile-optimized websites.

•	Questions & Answers. Allows our clients to facilitate question and answer conversations between consumers, or between consumers and brand representatives, on their websites.

•	Campaigns. Allows our clients to collect consumer testimonials about their products and services and display these stories on their websites. Our Campaigns capability is used in brand marketing initiatives where an in-depth story from a consumer, often accompanied by photos and sometimes videos, is used to create a strong emotional link between consumers and a brand.

•	Syndication. Enables brands to display review content from their brand websites on retail websites within our network.

•	Seller Ratings. Provides clients the ability to solicit and collect reviews about their company. Seller ratings are based on reviews about customers’ online experiences with the client’s company. Seller Reviews are collected by us on behalf of the client via e-mail solicitation. Once submitted, the Seller Reviews are displayed on our public-facing website as well as third-party sites and can also be syndicated to the clients’ website.

•	Applications for Facebook. Enables consumers to read or write reviews, product questions, product answers or stories on our clients’ pages on social networking websites and easily share this content with the people they influence the most—their social network friends or followers.

•	Third-party Developer Application Programming Interface (“API”). Provides third-party developers with tools to build products or extend our platform on behalf of our clients, which enables us to expand the use of our platform by leveraging applications built by third-party developers. For example, some agencies use our developer APIs to develop applications for our clients’ brands that allow consumers to read reviews via touchscreen displays while shopping in stores or via their mobile devices while traveling.

•	Product Sampling. Allows brands and retailers to build their very own branded community to engage their advocates to gain content and momentum for new products, seasonal launches or across a portfolio.

•	Bazaarvoice Local. Helps clients gather and promote reviews of local service affiliates, drive customers to such local preferred service affiliates and gain insight to the performance of such local service affiliates.

Bazaarvoice Connections Solutions

Our Conversations clients are connected through our SaaS platform to form a network. We offer network syndication and brand engagement solutions to facilitate the sharing of online word of mouth among our clients and to enable brands to directly interact with consumers on our retail clients’ websites.

•	BrandAnswers. Enables brands to interact directly with consumers on retail websites within our network to answer questions and provide suggestions on alternative products that may better meet that consumer’s needs. Brands gain visibility into all questions and answers about their products on retail websites that participate in our distribution relationships.

•	Review Response: Enables brands to interact with consumers by responding to reviews posted on retail websites within our network. Brands strengthen their affinity with consumers by demonstrating that they are listening to and acting on consumer feedback gathered in the retail channel.

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

Bazaarvoice Curations

Bazaarvoice Curations pulls in content from across a wide variety of social platforms, including Instagram, Facebook and Twitter. Clients can then organize photos, videos, text and links that leverage social content throughout their site.

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

Pursue new clients.

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

Increase the volume and variety of content across our network and help clients derive greater consumer insights.

We plan to continue to aggregate an increasing volume and variety of online word of mouth and other relevant data across our network. In turn, we expect that consumers will have access to a greater amount of relevant online word of mouth to inform their purchase decisions. We plan to enhance our clients’ ability to analyze the aggregated data by introducing new analytics capabilities to help our clients derive meaningful insights from consumer data across our network.

Further expand internationally and penetrate industry verticals.

We have already established operations in the United Kingdom, Australia, France, Germany, Sweden, the Netherlands and Singapore and we intend to leverage this experience by expanding our sales and client service operations and further developing the Bazaarvoice brand. Moreover, we plan to further penetrate our current industry verticals and expand into additional verticals. We believe companies in various verticals can benefit from utilizing our platform to better understand consumers.

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

Our Clients

Beginning as of our fourth quarter of fiscal 2014, we now define an active client as an organization from which we are currently recognizing recurring revenue. We count organizations that are closely related as one client, even if they have signed separate contractual agreements. We believe that our ability to increase our active client base is a leading indicator of our ability to grow revenue.

Further, due to the presentation of the PowerReviews business as discontinued operations, we have separated our active clients into two categories: 1) active clients from continuing operations and 2) active clients from discontinued operations. As a result of this analysis, each category could include a common client who may have organizations for which we recognized recurring revenue that have separate signed contractual agreements.

All prior periods have been revised to conform to the current period definition of an active client.

As of April 30, 2014, we served 1,133 active clients from continuing operations, including clients in the retail, consumer products, travel and leisure, technology, telecommunications, financial services, healthcare and automotive industries. No single client represented more than 10.0% of our revenue for the year ended April 30, 2014.

We define a network client as a client from which we are not recognizing recurring revenue. We count organizations that are closely related as one client, even if they have signed separate contractual agreements. We believe that our network client base in combination with our active client base is an indicator of the reach of our network.

Sales and Marketing

We sell our solutions through our direct sales team located globally in the markets we serve. Our sales cycle can vary substantially from client to client but typically requires three to 12 months. In addition to focusing on new client sales, our sales directors are also focused on selling additional solutions to our existing clients.

Our marketing efforts are intended to build the corporate brand, support lead generation, provide sales support and penetrate new markets. Our marketing efforts include:

•	participation in, and sponsorship of, user conferences, trade shows and industry events;

•	online marketing activities, including social advertising, search engine marketing, search engine optimization, webinars, email campaigns, our company website and our Bazaarvoice Blog;

•	informational resources development to educate prospective clients on the evolving nature of marketing and business, including white papers, client case studies and in-person demonstrations;

•	sales resources development; and

•	industry partnership and business development programs.

We also host an annual Bazaarvoice Summit for current and prospective clients, along with social strategists, to share insights into the industry and results from social initiatives. The event features a variety of speakers, including: Bazaarvoice executives, clients, and industry thought leaders. The Summit also features training, solutions demonstrations and best practice sharing with the goal to build loyalty, expanding Bazaarvoice’s presence within existing accounts and signing new clients. In addition, we host a number of regional user groups.

Worldwide Client Services

Our Worldwide Client Services team is responsible for managing all client activity after clients purchase our solutions. With locations in the markets we serve, our Worldwide Client Services team is divided into four broad functions:

•	Client Onboarding – implementation project managers, implementation engineers and user interface designers responsible for the solution design, implementation, and launch of our solutions on client’s websites;

•	Client Success – a team of client success professionals who provide consulting, account management, and support for program best practices and strategic success plans to drive tangible business results in a scalable manner. The Client Success team leads the renewals of our clients’ agreements with us;

•	Client Support – consists of support professionals who provide generalized client support to a variety of issues as well as the more traditional technical support services to diagnose and correct issues, deliver new production releases and respond to configuration change requests for our clients; and

•	User Generated Content Services – content moderators who review and moderate user generated review content across multiple languages and authenticity analysts who use internet forensics techniques to detect fraudulent reviews and validate authentic reviews.

Our enterprise license agreements with our clients include software updates and specific levels of onboarding, and client retention/renewal services. However, under these license agreements, major functional updates or enhancements may, at our discretion, be considered new solutions that will be made available to our clients at an additional charge.

Research and Development

Our research and development team is responsible for the design, development, maintenance and operation of our technology solutions. Our research and development process emphasizes frequent, iterative and incremental development cycles, enabling us to incorporate client feedback while maintaining a high standard of quality. Within the research and development team, we have several highly aligned, independent sub-teams that focus on particular capabilities of our solutions. Each of these sub-teams includes product managers, designers, developers and quality assurance engineers responsible for the initial and ongoing development of their solution capability. In addition, the research and development team includes our production operations team, which is responsible for platform uptime.

We believe that continued investment in research and development is critical to the future success of our business. Historically, we have made substantial investments in research and development, and we plan to continue doing so in order to further differentiate ourselves from our competitors. In addition, we augment our full-time research and development staff with offshore third-party contractors located in Ukraine and India. Our research and development expenses were $37.6 million, $32.2 million and $21.3 million in fiscal years 2014, 2013 and 2012, respectively.

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

We have several direct and indirect competitors that provide third-party social commerce solutions, including but not limited to companies such as Wavetable, Pluck, Reevoo, eKomi, Yotpo, Rating System and Gigya. Additionally, we face potential competition from participants in adjacent markets that may enter our markets by leveraging related technologies and partnering with other companies.

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

Our Culture

We consider our people and our culture to be a key differentiator for Bazaarvoice. As such, we invest in our people to drive high performance throughout the organization. We focus on 1) Communicating to build engagement and alignment around our strategy 2) Creating a unique and competitive culture 3) Attracting and hiring top talent 4) Developing key capabilities around sales, services, R&D and leadership and 5) Rewarding and recognizing high performance.

In particular, our culture gives us a competitive advantage in recruiting and retaining talent and is built upon the following fundamental beliefs:

•	We believe in delighting our customers – we are passionate about making a difference for our clients – among which are some of the most influential customers on the planet

•	We believe in doing what matters – we have a mission that inspires and gives us purpose

•	We believe in our seven values – performance, passion, innovation, authenticity, respect, teamwork and generosity

•	We believe in the power of people coming together – we are stronger and smarter together

Technology Infrastructure & Operations

We have invested extensively in developing our proprietary technology infrastructure to support the growth of our business. Our proprietary technology infrastructure includes a third-party data center, cloud computing and network management, a secure centralized source control management system and proprietary data analytics.

Maintaining the integrity and security of our technology infrastructure is critical to our ability to provide online word of mouth, and we have a dedicated security team that promotes industry best practices and drives compliance with data security standards. We use encryption technologies and certificates for secure transmission of personal information between consumers and our solutions.

Our technology infrastructure has the ability to handle sudden bursts of activity for users over a short period of time with high levels of performance and reliability. We operate at a scale that routinely delivers more than 500 million content impressions per day with peak activity of over 1 billion impressions per day.

Key elements of our technology infrastructure are described below.

•	Scalable Infrastructure. Our physical network infrastructure utilizes multiple hosted and cloud data centers linked with a high speed virtual private network. We utilize commodity hardware together with cloud infrastructure, and our architecture is designed for high availability and fault tolerance while accommodating the demands of our service utilization.

•	Cloud Computing Innovation. We have developed our architecture to work effectively in a flexible cloud environment that has a high degree of automated elasticity together with high levels of availability.

Intellectual Property

Our intellectual property includes our patent applications, registered and unregistered trademarks and registered domain names. We believe that our intellectual property is an essential asset of our business and that our technology infrastructure currently gives us a competitive advantage. We rely on a combination of trademark, copyright and trade secret laws in the United States and the European Union, as well as contractual provisions, to protect our proprietary technology and assets. We currently have trademarks registered in the

United States for our name and certain of the words and phrases that we use in our business. We also rely on copyright laws to protect software relating to our websites and our proprietary technologies, although we have not yet registered for copyright protection. We have registered numerous Internet domain names related to our business in order to protect our proprietary interests. As of April 30, 2014, we had five issued U.S. patents, 24 pending U.S. non-provisional patent applications. We also enter into confidentiality agreements with our employees and consultants and seek to control access to and distribution of our proprietary information in a commercially prudent manner.

The efforts we have taken to protect our intellectual property may not be sufficient or effective. Third-parties may infringe upon or misappropriate our proprietary rights. Despite our efforts, other parties may copy or otherwise obtain and use the content of our websites without authorization. We may be unable to prevent competitors from acquiring domain names or trademarks that are similar to, infringe upon or diminish the value of our domain names, trademarks, service marks and our other proprietary rights. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our solutions. Failure to protect our proprietary rights adequately could significantly harm our competitive position and operating results.

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

Employees

As of April 30, 2014, we had 799 full-time employees, 24 of which are attributable to discontinued operations. We consider our current relationship with our employees to be good. None of our employees are represented by a labor union or is a party to a collective bargaining agreement.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Note 19 of the Notes to Consolidated Financial Statements under Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov.

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

We have incurred significant losses in each fiscal period since our inception in 2005. We experienced net losses of $52.8 million, $47.5 million and $24.4 million from continuing operations during fiscal years 2014, 2013 and 2012, respectively. As of April 30, 2014, we had an accumulated deficit of $192.1 million which also includes losses from discontinued operations. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire clients. Expenses associated with the integration of the clients, employees and operations of acquired companies into our business could further delay our profitability. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest to grow our business and acquire clients, develop our platforms and develop new products and solutions. These efforts may prove more expensive and more difficult than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new products and solutions could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our client base; we could also incur increased losses because costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. Additionally, we currently sell our products on a fixed price basis. However, many of the third-party costs associated with providing our products are subject to variable pricing. We cannot be certain that we will be able to attain or increase profitability on a client-by-client basis or on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

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

In particular, we believe our success will depend to a large extent on the willingness of brands to use online word of mouth in their marketing and advertising materials. Many of our potential clients remain hesitant to embrace our solutions, such as Ratings & Reviews, since they are uncomfortable displaying negative reviews about products or services offered on their websites. In addition, many brands may continue to devote significant portions of their marketing and advertising budgets to traditional, offline media or other types of online marketing or advertising initiatives that do not use online word of mouth. Some brands may be open to the idea of making online word of mouth available to consumers and yet may be unwilling or unable to implement third-party SaaS solutions similar to ours or may seek to develop such solutions internally. We believe that the continued growth and acceptance of our solutions will depend on the perceived authenticity of online word of mouth and effectiveness of using online word of mouth to influence purchase decisions, both online and offline, and better understand consumer preferences regarding products and services. The existence of fraudulent reviews may call into question the authenticity of online word of mouth. We also depend on the continued growth of the social web and adoption of mobile devices, among other factors. If any of these factors are not realized, then the market for social commerce solutions may not develop as we expect, or it may develop more slowly than we expect, either of which could significantly harm our business and operating results.

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

We have several direct and indirect competitors that provide third-party social commerce solutions, including but not limited to companies such as Wavetable, Pluck, Reevoo, eKomi, Yotpo, Rating System and Gigya. Additionally, we face potential competition from participants in adjacent markets that may enter our markets by leveraging related technologies and partnering with other companies.

We may also face competition from companies entering our market, including large Internet companies like Amazon, Google and Facebook, which could expand their platforms or acquire one or more of our competitors. While these companies do not currently focus on our market, they have significantly greater financial resources and, in the case of Amazon and Google, a longer operating history. They may be able to devote greater resources to the development and improvement of their services than we can and, as a result, they may be able to respond more quickly to technological changes and clients’ changing needs. Because our market is changing rapidly, it is possible that new entrants, especially those with substantial resources, more efficient operating models, more rapid product development cycles or lower marketing costs, could introduce new solutions that disrupt the manner in which businesses use online word of mouth and engage with consumers online to address the needs of our clients and potential clients. Our business and operating results could be harmed if any such disruption occurs.

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

Our revenue, expenses, operating results and cash flows have fluctuated from quarter to quarter in the past and are likely to continue to do so in the future. These fluctuations are due to, or may in the future result from, many factors, some of which are outside of our control, including:

•	the timing differences between when we incur sales commissions, implementation costs and other client acquisition costs associated with new solutions sales and when we generate revenue from these sales, particularly related to larger sales to new or existing clients;

•	our ability to sell additional solutions, including our media solutions, to existing clients and to add new clients, in multiple regions around the world, particularly in the United States and Europe, which has fluctuated and is likely to continue to fluctuate, due to the effectiveness of our sales execution, economic conditions, the timing of larger sales opportunities and other factors affecting our sales in each of these regions;

•	our ability, and the ability of our clients, to timely and effectively implement our solutions;

•	the amount, timing and effectiveness of our product development investments and related expenses and delays in generating revenue from these new solutions;

•	increases in our hosting costs, which could result in advance payments to our hosting vendors, due to variations in demand for storage capacity and computing consumption without a corresponding increase in pricing from our existing clients;

•	the timing, frequency and pattern of our billing mix;

•	our ability to adjust our cost structure, particularly our personnel costs, in response to reductions in revenue;

•	the cyclical and discretionary nature of marketing and advertising spending, especially spending on social commerce solutions;

•	seasonal variations and unpredictability in our clients’ advertising budgets;

•	the amount and timing of operating expenses and capital expenditures related to the expansion of our operations and infrastructure and client acquisition;

•	our failure to achieve the growth rate that was anticipated by us in setting our operating and capital expense budgets;

•	changes in our active client retention rates;

•	the timing and success of new solutions, product and service offerings and pricing policies by us or our competitors or any other changes in the competitive dynamics of our industry;

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill or intangible assets from acquired companies;

•	unforeseen litigation costs and related settlement costs, particularly those related to intellectual property infringement and our obligation to fulfill related client indemnification obligations and regulatory investigations or restructuring activities, including settlement costs and regulatory penalties assessed related to government enforcement actions;

•	our ability to accurately estimate state and local sales tax obligations and to collect such actual amounts from our clients;

•	our ability to accurately estimate payroll and related taxes for wages and equity transactions;

•	our ability to accurately estimate bonus and other incentive payments to key employees based on performance and market conditions;

•	changes in currency exchange rates and associated costs of hedging to manage foreign currency fluctuations; and

•	the adoption of new laws or regulations, or interpretations of existing laws or regulations, that restrict, or increase the costs of, providing social commerce solutions or using the Internet as a medium for communications and commerce.

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

Our active client retention rates may decline in the future due to a variety of factors, including:

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

We incur most of our client acquisition costs at the time of sale. Depending upon the scope of the client’s needs, these costs can be significant. In certain cases, clients may have the right to terminate or cancel agreements with us if we fail to maintain service level requirements or we are otherwise in breach under the client agreements. If a client does not renew or cancels its agreement with us or we are otherwise required to provide price concessions to retain the client, we may not recognize sufficient revenue from that client prior to the termination or cancellation to offset the acquisition costs associated with that client. If the cost to acquire clients is greater than the revenue we generate over time from those clients, our business and operating results may be harmed.

Specifically, pursuant to the terms contained in the Joint Stipulation with the DOJ, we have agreed that during the period beginning on the date we close the sale of PowerReviews and ending on the later to occur of one year and the termination date of a client’s contract we will allow existing Bazaarvoice clients as of the date of the closing of the divestiture to terminate their contracts with us should they choose to use the ratings and reviews solution offered by PowerReviews. This could result in a decrease in revenues as a result of either the loss of clients or a reduction in service fees as a result of price concessions given to retain clients.

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

In November 2012, we acquired Longboard Media, a full service media network for retailers, shopping publishers and advertisers based in San Francisco, California. In April 2014, we acquired FeedMagnet, a privately-owned social media curation company that enables brands to collect, curate and display consumer-generated images, video and social content on their websites and other marketing priorities. We may not successfully evaluate, utilize or integrate the acquired products, technologies or personnel, or accurately forecast the financial impact of the acquisitions, including accounting charges or the impact on our existing business. The acquisitions of Longboard Media and FeedMagnet have provided us with new lines of business and/or products that may result in unforeseen operating difficulties and expenditures. External factors, such as competition from companies with greater resources and experience and our clients’ willingness to purchase new and different services from us, may also limit our ability to make further investment in this business in order to take full advantage of the business opportunities available to us. Accordingly, we may not realize the potential benefits of the acquisition.

We are required to divest assets in connection with the antitrust lawsuit brought against us by the Department of Justice in connection with our acquisition of PowerReviews and we have entered into an agreement with a buyer. Such a divestiture could have an adverse effect on our business. Additionally, the failure to consummate the transaction on the terms contained within the current definitive agreement could have an adverse effect on our business.

After the completion of our acquisition of PowerReviews, the DOJ, Antitrust Division, filed a complaint against us with the Court alleging that our acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18, and seeking the divestiture of assets sufficient to create a competing business that can replace the competitive significance of PowerReviews in the marketplace. On January 8, 2014, the court ruled that our acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18. On April 24, 2014, we entered into a Joint Stipulation with the DOJ to resolve the DOJ’s claims in the antitrust action and, together with the DOJ, we submitted a proposed order to the Court. Under the terms of the Joint Stipulation and the proposed order, we are required to divest all of the net assets of the PowerReviews business. On June 4, 2014, we entered into a definitive agreement to divest PowerReviews, LLC, the successor to PowerReviews, to Wavetable Labs, LLC (“Wavetable”) for $30.0 million in cash. This transaction remains subject to closing conditions set forth in the definitive agreement. Following the completion of any divestiture, in the short term we would expect to experience a decrease in our SaaS revenues and a negative impact on our adjusted EBITDA and our progress towards profitability and positive operating cash flows. Furthermore, there can be no assurance that the proposed transaction with Wavetable will be completed. Should we be required to divest PowerReviews on different terms than those contained in the current definitive agreement with Wavetable, our business could be adversely affected.

Our actual results may differ significantly from any guidance that we may issue in the future and the consensus expectations of research analysts.

From time to time, we may release earnings guidance or other forward-looking statements in our earnings releases, earnings conference calls or otherwise regarding our future performance that represent our management’s estimates as of the date of release. If given, this guidance will be based on forecasts prepared by our management. The principal reason that we may release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. Guidance is necessarily speculative in nature. The speculative nature of any guidance is further exacerbated by the rapidly evolving nature and uncertain size of the market for social commerce solutions, as well as the unpredictability of future general economic and financial conditions. In addition, at this time we cannot accurately predict the outcome of the PowerReviews antitrust litigation, the anticipated divestiture of the PowerReviews business or the impact these matters may have on our future performance. As a result, some or all of the assumptions of any future guidance that we furnish may not materialize or may vary significantly from actual future results. Any failure to meet guidance or analysts’ expectations could have a material adverse effect on the trading price or volume of our stock.

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

Our management team has worked together at the Company for only a limited period of time and has a limited track record of executing our business plan as a team. In addition, we have recently filled a number of positions in our senior management. Accordingly, certain key personnel have only recently assumed the duties and responsibilities they are now performing, and it is difficult to predict whether our management team, individually and collectively, will be effective in operating our business. In addition, our Chief Executive Officer assumed his current position on January 31, 2014, becoming our third Chief Executive Officer in the last 18 months. These changes may cause speculation and uncertainty regarding our future business strategy and direction and may cause or result in:

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

Since our inception, we have experienced growth, which has increased the complexity of our operations. As our operations have expanded, we have grown from 640 full-time employees at April 30, 2012 to 799 full-time employees at April 30, 2014. We have increased the size of our client base from 782 active clients at April 30, 2012 to 1,133 active clients at April 30, 2014. The rapid growth and increasing complexity have demanded, and will continue to demand, substantial resources and attention from our management, most of whom have limited experience in managing a business of our size and complexity. We expect to continue to hire more employees in the future as we grow our business. To manage the expected growth of our operations and personnel and to support financial reporting requirements as a public company, we will need to continue to improve our operational, financial, technology and management controls and our reporting systems and procedures. Further, to accommodate our expected growth we must continually improve and maintain our technology, systems and network infrastructure. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Our inability to expand our personnel and operations in an efficient manner could result in difficulty in acquiring new clients or retaining existing clients, declines in quality or client satisfaction, increases in expenses relative to our revenue and challenges in developing and introducing new solutions, any of which could adversely affect our operating results.

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

Our sales cycle can be long and unpredictable and require considerable time and expense, which may cause our operating results to fluctuate. Additionally, if we do not continue to identify and qualify new clients, our ability to grow our revenue may be adversely effected.

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

We continue to focus our sales efforts on generating business from new clients. Our future success, particularly our ability to grow revenue, will depend largely upon the success of this effort. Our sales force and marketing team need to continue to generate new sales leads. When we “qualify” a lead, that lead becomes part of our sales “pipeline.” If we do not continue to add potential new clients to our pipeline there could eventually be a negative impact in our ability to grow our revenue in the future.

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

Our client relationships and overall business will suffer if we encounter significant problems migrating clients to our next-generation technology platform, or if the new platform does not meet expectations.

In fiscal year 2013, we began implementation of Conversations, our next-generation social commerce technology platform, and we intend to migrate all of our clients to this new technology platform over time. We have limited experience migrating clients from one platform to another. Given the complexity and significance of this transition, including the amount of client data within our systems that will need to be accessed and migrated, our client relationships, our reputation, and our overall business could be severely damaged if these migrations go poorly. To the extent we encounter difficulties in implementation and migration of Conversations, we may be required to incur additional costs, including research and development costs, to address issues identified during the process. In addition, we have incurred additional expenses as a result of the dual technology platforms we maintain (Conversations and PRR), and if we experience any delays or technical problems as a result of the migration to Conversations, we may incur such expenses for a much longer period of time than anticipated. Also, one of the anticipated benefits of Conversations is that client implementation times should be shortened, which should result in reduced costs and earlier revenue recognition. Delays in the launch of and migration to Conversations would result in corresponding delays in our ability to achieve these anticipated benefits and could result in client dissatisfaction. Similarly, even if the migrations go smoothly, our business operations and client relationships will be at high risk if the new platform does not meet our performance expectations, or those of our clients. All of this could harm our business in numerous ways including, without limitation, a loss of revenue, lost client contracts, and damage to our reputation.

Our long-term success depends, in part, on our ability to maintain and expand our operations outside of the United States and, as a result, our business is susceptible to risks associated with international operations.

As our operations have expanded, we have established and currently maintain offices in the United States, the United Kingdom, France, Germany, the Netherlands, Sweden, Singapore and Australia. We have limited experience in operating in foreign jurisdictions outside the United States and are making significant investments to build our international operations. Managing a global organization is difficult, time-consuming and expensive, and any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to risks, including the following:

•	the cost and resources required to localize our solutions;

•	competition with companies that understand the local market better than we do or who have pre-existing relationships with potential clients in those markets;

•	legal uncertainty regarding the application of unique local laws to social commerce solutions or a lack of clear precedent of applicable law;

•	lack of familiarity with and the burden of complying with a wide variety of other foreign laws, legal standards and foreign regulatory requirements, which are subject to unexpected changes;

•	difficulties in managing and staffing key leadership positions in international operations;

•	fluctuations in currency exchange rates;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

•	Developing and maintaining the appropriate tax structure;

•	increased financial accounting and reporting burdens and complexities and difficulties in implementing and maintaining adequate internal controls;

•	political, social and economic instability abroad, terrorist attacks and security concerns in general;

•	reduced or varied protection for intellectual property rights in some countries; and

•	higher telecommunications and Internet service provider costs.

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

Specifically, we outsource some of our product development, quality assurance and technology operations to two third-party contractors located in the Ukraine and India. We also rely on a third-party relationship to assist with client implementation support. We believe that supplementing our product development and implementation support activities with our outsourced third-party contractors enhances the efficiency and cost-effectiveness of these activities. If we experience problems with our third-party contractors, including if such contractors’ business operations are interrupted for any reason, or the costs charged by our contractors increases, we may not be able to develop new solutions or enhance existing solutions or meet our clients’ implementation support needs in an alternate manner that is equally or more efficient and cost-effective.

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

Our Curations product collects and curates consumer-generated images, video and social content from social media platforms such as Facebook, Instagram, Pinterest and Twitter. If these social medical companies change their technology or terms of use in ways that restrict or inhibit the way we can collect or use content, the success of this solution could be significantly impacted.

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

Regulators, including the Federal Trade Commission (“FTC”), continue to more broadly define personal information to include IP addresses, machine identification, location data, and other information. As a result of such broadened definition of personal information, our ability to use such information is increasingly restricted and may limit or inhibit our ability to operate or expand our business. For example, the U.S. government, including the White House, Congress, and the FTC are reviewing the need for greater regulation for the use, collection and disclosure of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. Proposed legislation could, if enacted, impose additional requirements and/or prohibit the use, collection, storage and disclosure of information concerning consumer behavior on the Internet and restrict or otherwise prohibit the use of certain technologies that track individuals’ activities on web pages or across the Internet. Such laws and regulations could restrict our ability to collect and use web browsing data and personal information, which may result in financial penalties, litigation, regulatory investigations, negative publicity, reduced growth opportunities, reduced demand for our solutions and other significant liabilities. Recently, the State of California and several other states have adopted privacy guidelines with respect to mobile applications which impose additional restrictions and requirements on the data collected by such mobile applications. We will also face additional privacy issues as we expand into other international markets, as many nations and economic regions have privacy protections more stringent or that are otherwise at odds with those in the United States. For example, the European Union is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies with users in Europe. The Australian Privacy Principles (APP) that came into effect this year likewise create higher burdens for business and increase the complexities of operating in that economy. The conflicting privacy and data security requirements across the various countries or economic regions that we operate may be inconsistently applied and conflict with other applicable requirements, our business practices, or our contractual commitments to customers.

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

As of April 30, 2014, we had five issued U.S. patents and 24 pending U.S. non-provisional patent applications. We cannot be certain that any additional patents will be issued with respect to our current or potential patent applications. Any current or future patents issued to us may be challenged, invalidated or circumvented, may not provide sufficiently broad protection or may not prove to be enforceable inactions against alleged infringers. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

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

Our solutions are complex and frequently upgraded and may contain undetected errors, defects, failures or viruses, especially when first introduced or when new versions or enhancements are released. Our solutions and services may also be vulnerable to fraudulent acts by third-parties, including the posting of inauthentic reviews and click-through fraud, which occurs when an individual clicks on an ad displayed on a website or an automated system is used to create such clicks with the intent of generating the revenue share payment to the publisher rather than to view the underlying content. Despite testing, our solutions, or third-party products that we incorporate into our solutions each may contain undetected errors, defects, viruses or vulnerabilities that could, among other things:

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

On July 18, 2007, we entered into a loan and security agreement with a financial institution. As amended to date, the loan agreement provides for borrowings up to $30.0 million, subject to a borrowing formula, under a revolving line of credit, with a sublimit of $2.7 million for the issuance of corporate credit cards and letters of credit on our behalf. As of April 30, 2014, we had $27.0 million in borrowings and a $1.6 million standby letter of credit issued under our loan agreement. The outstanding loan balance is subject to all terms and conditions per the Loan Agreement and its subsequent amendments. The loan is repayable on or before January 31, 2015. If we cannot obtain the funds to repay this loan or otherwise refinance it on terms favorable to us, or at all, our liquidity and general financial condition could be adversely effected. Any borrowings, letters of credit and credit card services pursuant to our loan agreement are secured by substantially all of our assets, including our intellectual property. Our loan agreement limits, among other things, our ability to:

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

In addition to our acquisition Longboard Media in November 2012 and our acquisition of FeedMagnet in April 2014, we may support our growth through acquisitions of, or investments in, additional complementary businesses, services or technologies in the future. Future acquisitions involve risks, such as:

•	misjudgment with respect to the value, return on investment or strategic fit of any acquired operations or assets;

•	challenges associated with integrating acquired technologies, operations and cultures of acquired companies;

•	exposure to unforeseen liabilities;

•	diversion of management and other resources from day-to-day operations;

•	possible loss of key employees, clients, suppliers and partners;

•	higher than expected transaction costs;

•	potential loss of commercial relationships and clients based on their concerns regarding the acquired business or technologies; and

•	additional dilution to our existing stockholders if we use our common stock as consideration for such acquisitions.

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

As of April 30, 2014, we had federal net operating loss carry-forwards of $190.9 million due to prior period losses, which expire beginning in 2026. We also have federal research tax credit carry-forwards of approximately $4.8 million that will begin to expire in 2026. As of April 30, 2014, the Company had state net operating loss carryforwards of $83.5 million, which will begin expiring in 2015 if not utilized, and research and development credits of $1.4 million, of which a portion will begin expiring in 2033 and a portion will not expire. Realization of these net operating loss and research tax credit carry-forwards depends on many factors, including our future income. There is a risk that due to regulatory changes or unforeseen reasons our existing carry-forwards could expire or otherwise be unavailable to offset future income tax liabilities, which would adversely affect our operating results. In addition, under Section 382/383 of the Internal Revenue Code of 1986, as amended, or the

Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards or other pre-change tax attributes to offset U.S. federal and state taxable income may be subject to limitations.

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

Our executive officers, directors, beneficial owners of 5.0% or more of our outstanding shares of common stock and affiliated entities together owned approximately 56.5% of our common stock outstanding as of April 30, 2014. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit our other stockholders. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

The price of our common stock could decline if there are substantial sales of our common stock in the public stock market. We had an aggregate of 77,785,977 outstanding shares of common stock as of June 23,

2014. Shares beneficially owned by our affiliates and certain employees are subject to volume and other restrictions under Rules 144 or 701 of the Securities Act, as well as our insider trading policy and any applicable 10b5-1 trading plan. Certain of our employees, including many of our executive officers, have entered into 10b5-1 trading plans providing for sales of shares of our common stock from time to time.

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

We are, and in the future may be, subject to legal actions in the ordinary course of our operations, both domestically and internationally. For example, on January 10, 2013, the U.S. Department of Justice filed a complaint against us with the U.S. District Court for the Northern District of California, San Francisco Division, with respect to our acquisition of PowerReviews. See Item 3: “Legal Proceedings” for further discussion of this claim. In addition, on March 12, 2013, a purported shareholder derivative action was filed in the Texas State District Court for Travis County, Texas against certain of our officers and directors, former officers and directors, and against us as nominal defendant in Edmans v. Hurt et al., Case No. D-1-GN-13-000874. The complaint in this matter alleges corporate waste, breaches of fiduciary duties and breaches of the Company’s corporate policies in connection with the acquisition of PowerReviews and certain of the Company’s officers’ and directors’ sales of shares of the Company’s stock. The complaint requests declaratory judgment, a disgorgement of $91.4 million in proceeds received from such sales of the Company’s stock, unspecified damages on behalf of the Company, reasonable attorneys’, accountants’ and experts’ fees, and equitable relief. See Item 3: “Legal Proceedings” for further description of each of this claim. There can be no assurances as to the favorable outcome of any litigation. An unfavorable outcome in any litigation matter against us could result in additional litigation. In addition it can be costly to defend litigation and these costs could negatively impact our financial results.

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

Our current certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

•	a classified board of directors whose members serve staggered three-year terms;

•	not providing for cumulative voting in the election of directors;

•	authorizing our board of directors to issue, without stockholder approval, preferred stock with rights senior to those of our common stock;

•	prohibiting stockholder action by written consent; and

•	requiring advance notification of stockholder nominations and proposals.

These and other provisions in our current certificate of incorporation and bylaws, and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay in the future for shares of our common stock and result in the market price of our common stock being lower than it would be without these provisions.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are located in Austin, Texas, where we lease approximately 120,878 square feet of office space under leases that expire on December 31, 2015. As of April 30, 2014, we maintained additional offices in New York, San Francisco, Chicago, United Kingdom, Australia, France, Germany, Singapore, Japan, the Netherlands and Sweden. We employ multiple data centers located in Texas, Virginia, Oregon and Ireland under hosting agreements with Rackspace U.S., Inc. d/b/a Rackspace Hosting, and Amazon Web Services. We believe our current and planned office facilities and data center space will be adequate for our needs through fiscal year 2015.

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

There have been and continue to be regulatory developments that affect our industry. For example, the Federal Trade Commission has directed attention to compensated blogging, endorsements and reviews and state, U.S. federal and international government agencies have become increasingly focused on privacy in social networks and social commerce, including with respect to collection and use of personally identifiable information and the deployment and use of cookies. In addition, with respect to our clients that are in regulated industries, such as banking and finance or healthcare, our activities may be subject to the regulations governing such businesses.

On June 12, 2012, we acquired PowerReviews, Inc. (“PowerReviews”), a provider of social commerce solutions based in San Francisco, California. PowerReviews’ solutions are offered through two platforms – a network platform that is similar to our Conversations platform and an express platform that provides certain ratings and reviews solutions as a turn-key offering. The total consideration paid for this transaction was $150.8 million, including the issuance of 6.4 million shares of our common stock and assumption of vested and unvested options to purchase the common stock of PowerReviews equivalent to options to purchase 1.7 million shares of our common stock, but excluding the potential cash proceeds that may arise from the exercise of these assumed options. On January 10, 2013, the U.S. Department of Justice (the “DOJ”) filed a complaint against us with the U.S. District Court for the Northern District of California, San Francisco Division (the “Court”), alleging that our acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18 and seeking the divestiture of assets sufficient to create a competing business that can replace the competitive significance of PowerReviews in the marketplace. On January 8, 2014, the Court ruled that our acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18. On April 24, 2014, we entered into a Joint Stipulation with the DOJ to resolve the DOJ’s claims in the antitrust action challenging our acquisition of PowerReviews and, together with the DOJ, we submitted a proposed order to the Court. Under the terms of the Joint Stipulation and the proposed order, we are required to divest all of the net assets of the PowerReviews business. On June 4, 2014, we entered into a definitive agreement to divest PowerReviews, LLC, the successor to PowerReviews, to Wavetable Labs, LLC (“Wavetable”) for $30.0 million in cash. We have recorded an estimated loss on disposal of $9.2 million. This transaction remains subject to closing conditions set forth in the definitive agreement. While there can be no assurance that the proposed transaction with Wavetable will be completed, the transaction is expected to close within the first quarter of the our 2015 fiscal year ending July 31, 2014, provided that we receive the necessary approvals, including the Court’s entry of the Proposed Final Judgment. On June 26, 2014, the DOJ approved the terms of the transaction.

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

Stock Price and Dividends

Our common stock was listed on the NASDAQ Global Market under the symbol “BV” from February 24, 2012 to January 31, 2013. Starting February 1, 2013, our stock has been listed on the NASDAQ Global Select Market. Prior to February 24, 2012, there was no public trading market for our common stock. As of June 23, 2014, we had 77,785,977 shares of common stock, $0.0001 par value, outstanding and 103 holders of record of such common stock. The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company.

The table below sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ for the periods indicated:

	High	Low
Year ended April 30, 2014:
Quarter ended July 31, 2013	$10.99	$6.83
Quarter ended October 31, 2013	$11.50	$8.74
Quarter ended January 31, 2014	$9.54	$6.94
Quarter ended April 30, 2014	$8.73	$6.45
Year ended April 30, 2013:
Quarter ended July 31, 2012	$20.20	$14.48
Quarter ended October 31, 2012	$16.59	$12.33
Quarter ended January 31, 2013	$12.96	$6.37
Quarter ended April 30, 2013	$8.31	$6.37

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

Performance Graph

The following graph compares the cumulative total stockholder return from February 24, 2012, the date our common stock commenced trading on the NASDAQ, through April 30, 2014, for our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index. The NASDAQ Computer Index is a market capitalization-weighted index that includes securities of 394 NASDAQ-listed companies classified according to the Industry Classification Benchmark as Technology, excluding Telecommunications Equipment. We have assumed that dividends have been reinvested. The graph below assumes that $100 was invested on February 24, 2012, in each of our common stock, the stocks comprising the NASDAQ Composite Index and the stocks comprising the NASDAQ Computer Index.

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

Some of the proceeds from our initial public offering have been used for working capital and general corporate purposes. We initially invested our net proceeds from our initial public offering in U.S. government-guaranteed short-term investments. In connection with our acquisition of PowerReviews, we used approximately $31.1 million in cash in our first fiscal quarter of 2013. On November 5, 2012, we used approximately $26.9 million in cash in our purchase of Longboard Media. On December 1, 2012, we used approximately $4.2 million in cash to purchase customer contracts from Shopzilla, Inc. (“Shopzilla”). On April 15, 2014, we used approximately $9.3 million in cash in our purchase of FeedMagnet. We have broad discretion over the uses of the net proceeds. Pending other uses, we plan to invest the remaining net proceeds from our initial public offering in short-term, interest-bearing obligations investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. There have been no material differences between the actual use of proceeds and intended use of proceeds as originally described in the final prospectus related to our initial public offering as filed with the SEC on February 24, 2012.

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

The consolidated statements of operations data for the years ended April 30, 2014, 2013 and 2012 and the selected consolidated balance sheet data as of April 30, 2014 and 2013 are derived from our audited consolidated financial statements appearing in Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The consolidated statements of operations for the years ended April 30, 2011 and 2010 and the selected consolidated balance sheet data as of April 30, 2012, 2011 and 2010 are derived from audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected in the future, and our interim results are not necessarily indicative of the results to be expected for the full fiscal year.

	Year Ended April 30,
	2014	2013	2012	2011	2010
	(in thousands, except net loss per share data)
Consolidated Statements of Operations Data:
Revenue	$168,145	$146,812	$106,136	$64,482	$38,648
Cost of revenue (1)	52,905	47,350	37,416	25,615	15,191

Gross profit	115,240	99,462	68,720	38,867	23,457

Operating expenses:
Sales and marketing (1)	86,482	73,114	49,273	34,568	17,803
Research and development (1)	37,585	32,169	21,266	10,847	5,828
General and administrative (1)	26,370	30,990	20,896	13,156	7,651
Acquisition-related and other	16,184	10,487	—	—	—
Amortization of acquired intangible assets	1,135	549	—	—	—

Total operating expenses	167,756	147,309	91,435	58,571	31,282

Operating loss	(52,516)	(47,847)	(22,715)	(19,704)	(7,825)

Total other income (expense), net	(830)	(828)	(803)	208	56

Loss from continuing operations before income taxes	(53,346)	(48,675)	(23,518)	(19,496)	(7,769)
Income tax expense (benefit)	(500)	(1,172)	811	561	205

Net loss from continuing operations	$(52,846)	$(47,503)	$(24,329)	$(20,057)	$(7,974)
Accretion of redeemable convertible preferred stock	—	—	(38)	(46)	(43)

Net loss from continuing operations attributable to common stockholders	(52,846)	(47,503)	(24,367)	(20,103)	(8,017)
Loss from discontinued operations, net of tax	(10,320)	(16,249)	—	—	—

Net loss applicable to common stockholders	$(63,166)	$(63,752)	$(24,367)	$(20,103)	$(8,017)

Net loss per share applicable to common stockholders:
Continuing Operations	$(0.70)	$(0.69)	$(0.92)	$(1.13)	$(0.48)
Discontinued Operations	(0.14)	(0.23)	—	—	—

Basic loss per share:	$(0.84)	$(0.92)	$(0.92)	$(1.13)	$(0.48)

Basic and diluted weighted average number of shares outstanding	75,564	69,336	26,403	17,790	16,637

Other Financial Data:
Adjusted EBITDA from continuing operations (2)	(21,875)	(21,862)	(12,901)	(13,317)	(4,211)

(1) Includes stock-based expense as follows:

Cost of revenue	$1,155	$677	$1,239	$978	$604
Sales and marketing	4,496	3,033	1,881	1,122	924
Research and development	2,817	2,840	1,335	731	469
General and administrative	5,357	4,608	3,255	1,850	636

(2)	We define Adjusted EBITDA from continuing operations (“Adjusted EBITDA”) as generally accepted accounting principles (“GAAP”) net loss from continuing operations adjusted for stock-based expense, contingent considerations related to acquisition, adjusted depreciation and amortization (which excludes amortization of capitalized internal-use software development costs), integration and other costs related to acquisitions, other non-business costs and benefits, income tax expense and other (income) expense, net. Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S GAAP.

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

The following table presents a reconciliation of net loss from continuing operations, the most comparable GAAP measure, to Adjusted EBITDA from continuing operations for each of the periods indicated:

	Year Ended April 30,
	2014	2013	2012	2011	2010
	(in thousands)
GAAP net loss from continuing operations	$(52,846)	$(47,503)	$(24,329)	$(20,057)	$(7,974)
Stock-based expense	13,825	11,158	7,710	4,681	2,633
Contingent consideration related to acquisition (1)	(3,860)	(410)	—	—	—
Adjusted depreciation and amortization	4,492	3,322	2,104	1,706	981
Acquisition-related and other expense	16,184	10,487	—	—	—
Other stock-related expense (2)	—	1,428	—	—	—
Income tax expense (benefit)	(500)	(1,172)	811	561	205
Total other expense (income), net	830	828	803	(208)	(56)

Adjusted EBITDA from continuing operations	$(21,875)	$(21,862)	$(12,901)	$(13,317)	$(4,211)

(1) Contingent consideration related to acquisition includes the following:
(a) Revaluation of contingent consideration
General and administrative	$(3,270)	$(1,000)	$—	$—	$—
(b) Contingent consideration included in compensation expense
General and administrative	(295)	295	—	—	—
Sales and marketing	(295)	295	—	—	—

Contingent consideration related to acquisition	$(3,860)	$(410)	$—	$—	$—

Revaluation of contingent consideration is the decrease in fair value of the liability-classified contingent consideration related to the acquisition of Longboard Media, Inc. Contingent consideration included in compensation expense relates to certain Longboard Media employees whose right to receive such compensation is forfeited if they terminate their employment. The contingent consideration was payable to Longboard Media’s achievement of certain performance goals for the period from January 1, 2013 to December 31, 2013. On October 31, 2013, the Company determined that the probability of the attainment of the underlying performance goals was remote and the resultant payout was estimated to be zero. As a result, the fair value of the liability-classified contingent consideration and the liability accrued for contingent consideration included in compensation expense were reduced to zero. On January 31, 2014, the Company concluded that the underlying performance goals were not met and the payout was zero. We exclude these items from our non-GAAP financial measures in order to facilitate the comparison of post-acquisition operating results.

(2)	Other stock-related expense represents an estimated liability of $1.4 million for taxes and related items in connection with our treatment of certain stock option grants. Since the estimated liability directly relates to stock option grants and as stock- based expenses are consistently excluded from our non-GAAP financial measures, we have excluded this estimated liability.

	Year Ended April 30,
	2014	2013	2012	2011	2010
	(in thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$31,934	$25,045	$74,367	$15,050	$16,036
Short term investments	40,700	70,290	50,834	—	—
Total deferred revenue	56,673	52,959	45,586	32,160	17,104
Total current assets	154,294	182,139	147,551	31,095	25,581
Total current liabilities	115,989	94,010	57,400	35,901	20,186
Total assets	327,270	341,943	156,867	37,972	32,547
Total liabilities	120,808	100,594	63,269	43,589	24,943
Total non-current liabilities	4,819	6,584	5,869	7,688	4,757
Redeemable convertible preferred stock	—	—	—	23,633	23,587
Total stockholders’ equity (deficit)	206,462	241,349	93,598	(29,250)	(15,983)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a network that connects brands and retailers to the authentic voices of people where they shop. Bazaarvoice, which literally means “voice of the marketplace,” was founded on the premise that online word of mouth is critical to consumers and businesses because of its influence on purchasing decisions, both online and offline. Our technology platform collects and displays ratings and reviews, questions and answers and stories from consumers along with visual commerce capabilities that collectively amplify the voices of the consumers into the shopping experience – before, during and after a purchase. We help clients leverage social data derived from online word of mouth content to increase sales, acquire new customers, improve marketing effectiveness, enhance consumer engagement across channels, increase success of new product launches, improve existing products and services, effectively scale customer support, decrease product returns and enable retailers to launch and manage on-site advertising solutions and site monetization strategies.

Since our inception in May 2005, we have experienced revenue growth primarily driven by our active clients who have primarily adopted our Conversations platform. In order to take advantage of our growth opportunity and to provide high levels of client service, we have expanded our number of full-time employees since the fiscal year following our IPO. We believe our growth is further illustrated by impressions served, which we define as single instances of online word of mouth delivered to an end user’s web browser, as this metric measures the reach of our network to a consumer audience.

The following table summarizes these measures of our growth over fiscal years 2014, 2013 and 2012 for continuing operations:

	Year Ended April 30,
	2014	2013	2012
Revenue (in thousands)	$168,145	$146,812	$106,136
Number of active clients (period end) (1)	1,133	885	782
Full-time employees (period end) (2)	799	783	640
SaaS impressions served (in millions) (3)	214,966	145,554	125,426

(1)	Beginning as of our fourth quarter of fiscal 2014, we now define an active client as an organization from which we are currently recognizing recurring revenue. We count organizations that are closely related as one client, even if they have signed separate contractual agreements. We believe that our ability to increase our active client base is a leading indicator of our ability to grow revenue. Further, due to the presentation of the PowerReviews business as discontinued operations, we have separated our active clients into two categories: 1) active clients from continuing operations and 2) active clients from discontinued operations. As a result of this analysis, each category could include a common client who may have organizations for which we recognized recurring revenue that have separate signed contractual agreements. All prior periods have been revised to conform to the current period definition of an active client from continuing operations.
(2)	Included in full-time employees for fiscal year 2014 and 2013 are 24 and 29 full-time employees attributable to discontinued operations of PowerReviews, respectively.
(3)	The number of SAAS impressions for the fiscal year ended April 30, 2014 and April 30, 2013 are exclusive of impressions served on either the PowerReviews enterprise platform or the Express platform.

On June 12, 2012, we acquired PowerReviews, a provider of social commerce solutions based in San Francisco, California. On January 10, 2013, the DOJ filed a complaint against us with the U.S. District Court for the Northern District of California, San Francisco Division (the “Court”), alleging that our acquisition of PowerReviews violates Section 7 of the Clayton Act, 15 U.S.C. Section 18 and seeking the divestiture of assets sufficient to create a competing business that can replace the competitive significance of PowerReviews in the marketplace. On January 8, 2014, the Court ruled that our acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18. On April 24, 2014, we entered into a Joint Stipulation with the DOJ to resolve the DOJ’s claims in the antitrust action challenging our acquisition of PowerReviews and, together with the DOJ, we submitted a proposed order to the Court. Under the terms of the Joint Stipulation and the proposed order, we are required to divest all of the assets of the PowerReviews business. On June 4, 2014, we entered into a definitive agreement to divest PowerReviews, LLC, the successor to PowerReviews, to Wavetable Labs, LLC (“Wavetable”) for $30.0 million in cash. This transaction remains subject to closing conditions set forth in the definitive agreement. While there can be no assurance that the proposed transaction with Wavetable will be completed, the transaction is expected to close within the first quarter of the our 2015 fiscal year ending July 31, 2014, provided that we receive the necessary approvals, including the Court’s entry of the Proposed Final Judgment. As a result, we have reported the results of operations and financial position of PowerReviews as discontinued operations within the consolidated statement of operations and the balance sheets for all periods presented. See Note 3 of Notes to Consolidated Financial Statements for further discussion of our discontinued operations. The discussion of our results of operations is based upon the results from our continuing operations unless otherwise indicated.

For the fiscal year ended April 30, 2014, through the continued enhancement and expansion of our social commerce platform, we achieved significant growth as compared to 2013 in both the number of active clients and the revenue we generate from our active clients over time. Our revenue was $168.1 million in 2014, which represented a 14.5% increase from 2013.

In February 2012 we completed our initial public offering, at which time we issued and sold a total of 10,422,645 shares of our common stock for which we received total cash proceeds of $112.8 million, net of issuance costs.

For fiscal years 2014, 2013 and 2012, our net loss from continuing operations was $52.8 million, $47.5 million and $24.3 million, respectively, our Adjusted EBITDA from continuing operations was a loss of $21.9 million, $21.9 million and $12.9 million, respectively, and our cash flow used in operating activities was $43.5 million, $21.8 million and $0.3 million, respectively. For a reconciliation of net loss from continuing operations to Adjusted EBITDA from continuing operations, see note 2 under Item 6: “Selected Financial Data” of this Annual Report on Form 10-K.

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

On December 1, 2012, we purchased the customer contracts operated in Europe by Shopzilla Inc. (“Shopzilla”) using the PowerReviews technology under a license agreement between Shopzilla and PowerReviews. Through this transaction we added 48 active clients.

On February 21, 2014, we drew down $27.0 million of the unused balance of the revolving line of credit.

On April 15, 2014, we acquired FeedMagnet, a privately-owned social media curation company that enables brands to collect, curate and display consumer-generated images, video and social content on their websites and other marketing priorities. FeedMagnet’s offerings complement our platform with a client-centric rich media solution that enables brands and retailers to create powerful visual commerce solutions.

We plan to continue to invest for long-term growth. We expect to continue the enhancement of our platforms by developing new solutions, adding new features and functionality and expanding the potential applications of our existing solutions. We also plan to continue our investments in research and development and to pursue strategic acquisitions of complementary businesses and technologies that will enable us to continue to drive growth in the future. We expect our cost of acquiring clients to improve as we gain sales overhead efficiencies and leverage a larger, more experienced sales force.

As of April 30, 2014, we had 799 full-time employees compared to 783 full-time employees the same period last year.

Business Model

Our business model focuses on adding new clients and maximizing the lifetime value of such client relationships. We make significant investments in acquiring new clients and believe that we will be able to achieve a favorable return on these investments by growing our relationships over time and ensuring that we have a high level of client retention.

In connection with the acquisition of new clients, we incur and recognize significant upfront costs. These costs include sales and marketing costs associated with generating client agreements, such as sales commission expenses that are recognized fully in the period in which we execute a client contract. However, we recognize revenue ratably over the entire term of those contracts, which commences when the client is able to begin using our solution. Although we expect each client to be profitable for us over the duration of our relationship, the costs we incur with respect to any client relationship may exceed revenue in earlier periods because we recognize those costs in advance of the recognition of revenue. As a result, an increase in the mix of new clients as a percentage of total clients will initially have a negative impact on our operating results. On the other hand, we expect that a decrease in the mix of new clients as a percentage of total clients will initially have a positive impact on our operating results. Additionally, some clients pay in advance of the recognition of revenue and, as a result, our cash flow from these clients may exceed the amount of revenue recognized for those clients in earlier periods of our relationship.

Key Business Metrics

In addition to macroeconomic trends affecting the demand for our solutions, management regularly reviews a number of key financial and operating metrics to evaluate our business, determine the allocation of our resources, make decisions regarding corporate strategies and evaluate forward-looking projections and trends affecting our business. The following table summarizes our key business metrics for continuing operations:

	Year Ended April 30,
	2014	2013	2012
	(in thousands, except number of clients and client retention rate)
Revenue:
SaaS	$161,328	$144,096	$106,136
Media	6,817	2,716	—

Total revenue	$168,145	$146,812	$106,136

Cash flow used in operations	$(43,467)	$(21,811)	$(320)
Number of active clients (period end)	1,133	885	782
SaaS revenue per active client (1)	$150.5	$157.7	$140.8
Active client retention rate (2)	86.6%	76.6%	88.4%
Total revenue per employee (3)	$217.8	$193.8	$170.1

(1)	Calculated based on the average number of active clients for the period on a quarterly basis from continuing operations.
(2)	Calculated based on active client retention over a 12 month period from continuing operations.
(3)	Calculated based on the average number of full-time employees for the period on a quarterly basis. For the purpose of this calculation, we have excluded full-time employees attributable to discontinued operations of PowerReviews for fiscal years 2014 and 2013, respectively.

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

Cash Flow Used in Operations

Cash flow used in operations is the cash that we use through the normal course of business and is measured prior to the impact of investing or financing activities. Due to the fact that we incur a significant amount of upfront costs associated with the acquisition of new clients with revenue recognized over an extended period, we consider cash flows from operations to be a key measure of our operating performance.

Number of Active Clients

Beginning with our fourth quarter of fiscal 2014, we now define an active client as an organization from which we are recognizing recurring revenue, and we count organizations that are closely related as one client, even if they have signed separate contractual agreements. We believe that our ability to increase our active client base is a leading indicator of our ability to grow revenue.

All prior periods have been revised to conform to the current period definition of an active client.

SaaS Revenue per Active Client

SaaS revenue per active client is calculated as SaaS revenue recognized during the period divided by the average number of active clients for the period. Since some of our new clients are added at initial pricing that is lower than our average pricing, our SaaS revenue per client could decline in the future.

Active Client Retention Rate

Active client retention rate is calculated based on the number of active clients at period end that were also active clients at the start of the period divided by the number of active clients at the start of the period. We believe that our ability to retain our active clients and expand their use of our solutions over time is a leading indicator of the stability of our revenue base and the long-term value of our client relationships.

Total Revenue per Employee

Revenue per employee is calculated as revenue recognized during the period divided by the average number of full-time employees for the period, excluding content moderators and employees attributable to the discontinued operations of PowerReviews. We believe revenue per employee is a leading indicator of our productivity and operating leverage. The growth of our business is dependent on our ability to hire the talented people we require to effectively capitalize on our market opportunity and scale with growth while maintaining a high level of client service.

Network Clients

We define a network client as a client from which we are not recognizing recurring revenue. We count organizations that are closely related as one client, even if they have signed separate contractual agreements. We believe that our network client base in combination with our active client base is an indicator of the reach of our network.

Key Components of Our Consolidated Statements of Operations

Revenue

We generate revenue principally from fixed commitment subscription contracts under which we provide clients with various services, including access to our hosted software platforms. We sell these services under contractual agreements for service terms that are generally one year in length. Clients typically commit to fixed rate fees for the service term. Revenue from these agreements is recognized ratably over the period of service and any revenue that does not meet recognition criteria is recorded as deferred revenue on our balance sheet. We invoice clients on varying billing cycles, including annually, quarterly and monthly; therefore, our deferred revenue balance does not represent the total contract value of our non-cancelable subscription agreements. Fees payable under these agreements are due in full within 30 to 90 days of invoicing and non-refundable regardless of the actual use of the service and contain no general rights of return. No single client accounted for more than 10.0% of our revenue for fiscal years 2014, 2013 and 2012.

Cost of Revenue

Cost of revenue consists primarily of personnel costs and related expenses associated with employees and contractors who provide our subscription services, our implementation team, our content moderation teams and other support services provided as part of the fixed commitment subscription contracts. Cost of revenue also includes professional fees, including third-party implementation support, travel-related expenses and an allocation of general overhead costs. We allocate general overhead expenses to all departments based on the number of employees in each department, which we consider to be a fair and representative means of allocation. Personnel costs include salaries, benefits, bonuses and stock-based expense. We generally increase our capacity, particularly in the areas of implementation and support, ahead of the growth in revenue we expect those investments to drive, which can result in lower margins in the given investment period.

Cost of revenue also includes hosting costs, the amortization of capitalized internal-use software development costs incurred in connection with our hosted software platforms, personnel costs and third-party service costs to support and retain our clients.

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

Acquisition-related and other. Acquisition-related and other expenses consist of costs incurred related to the acquisition of FeedMagnet and Longboard Media and include legal, banking, accounting and other advisory fees of third parties. Included in acquisition costs are legal and advisory fees for the U.S. Department of Justice suit related to our acquisition of PowerReviews. All other legal and advisory expenses related to our acquisition of PowerReviews are now included as a component of “loss from discontinued operations, net of tax”

Amortization of acquired intangible assets. The amortization of acquired intangible assets represents amortization of acquired customer relationship intangible assets from FeedMagnet and Longboard Media. Due to the reclassification of PowerReviews as discontinued operations, all intangible assets related to the acquisition of PowerReviews have been included in “assets held for sale” and the related amortization expenses of these intangible assets is now included as a component of “loss from discontinued operations, net of tax.”

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

	Year Ended April 30,
	2014	2013	2012
	(in thousands)
Revenue	$168,145	$146,812	$106,136
Cost of revenue (1)	52,905	47,350	37,416

Gross profit	115,240	99,462	68,720
Operating expenses:
Sales and marketing (1)	86,482	73,114	49,273
Research and development (1)	37,585	32,169	21,266
General and administrative (1)	26,370	30,990	20,896
Acquisition-related and other	16,184	10,487	—
Amortization of acquired intangible assets	1,135	549	—

Total operating expenses	167,756	147,309	91,435

Operating loss	(52,516)	(47,847)	(22,715)

Total other expense, net	(830)	(828)	(803)

Loss from continuing operations before income taxes	(53,346)	(48,675)	(23,518)
Income tax expense (benefit)	(500)	(1,172)	811

Net loss from continuing operations	$(52,846)	$(47,503)	$(24,329)

Other Financial Data:
Adjusted EBITDA from continuing operations (2)	$(21,875)	$(21,862)	$(12,901)

(1)	Includes stock-based expense as follows:

Cost of revenue	$1,155	$677	$1,239
Sales and marketing	4,496	3,033	1,881
Research and development	2,817	2,840	1,335
General and administrative	5,357	4,608	3,255

(2)	We define Adjusted EBITDA from continuing operations as GAAP net loss from continuing operations adjusted for stock-based expense, contingent considerations related to acquisition, adjusted depreciation and amortization (which excludes amortization of capitalized internal-use software development costs), integration and other costs related to acquisitions, other non-business costs and benefits, income tax expense and other (income) expense, net. See Item 6: “Selected Financial Data” of this Annual Report on Form 10-K for a reconciliation of net loss from continuing operations to Adjusted EBITDA from continuing operations.

The following tables set forth our results of operations for the specified periods as a percentage of revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Year Ended April 30,
	2014	2013	2012
Revenue	100.0%	100.0%	100.0%
Cost of revenue (1)	31.5	32.3	35.3

Gross profit	68.5	67.7	64.7
Operating expenses:
Sales and marketing (1)	51.3	49.8	46.4
Research and development (1)	22.4	21.9	20.0
General and administrative (1)	15.7	21.1	19.7
Acquisition-related and other	9.6	7.1	—
Amortization of acquired intangible assets	0.7	0.4	—

Total operating expenses	99.7	100.3	86.1

Operating loss	(31.2)	(32.6)	(21.4)

Total other expense, net	(0.5)	(0.6)	(0.8)

Loss from continuing operations before income taxes	(31.7)	(33.2)	(22.2)
Income tax expense (benefit)	(0.3)	(0.8)	0.7

Net loss from continuing operations	(31.4)%	(32.4)%	(22.9)%

Other Financial Data:
Adjusted EBITDA from continuing operations(2)	(13.0)%	(14.9)%	(12.2)%

(1)	Includes stock-based expense as follows:

Cost of revenue	0.7%	0.5%	1.2%
Sales and marketing	2.7	2.1	1.8
Research and development	1.7	1.9	1.3
General and administrative	3.2	3.1	3.1

(2)	We define Adjusted EBITDA from continuing operations as GAAP net loss from continuing operations adjusted for stock-based expense, contingent considerations related to acquisition, adjusted depreciation and amortization (which excludes amortization of capitalized internal-use software development costs), integration and other costs related to acquisitions, other non-business costs and benefits, income tax expense and other (income) expense, net. See Item 6: “Selected Financial Data” of this Annual Report on Form 10-K for a reconciliation of net loss from continuing operations to Adjusted EBITDA from continuing operations.

Comparison of Our Fiscal Years Ended April 30, 2014 and 2013

Revenue

	Year Ended April 30,
	2014	2013	% Change
	(dollars in thousands)
Revenue	$168,145	$146,812	14.5%

Our revenue increased by $21.3 million, or 14.5%, for fiscal year 2014 compared to fiscal year 2013. Included in this increase was an increase in SaaS revenue of $17.2 million and an increase in Media revenue of $4.1 million. Of the $17.2 million increase in SaaS revenue, $7.0 million was generated from new clients utilizing our platform and solutions during the period as we continued to increase our market penetration. The remaining $10.2 million increase was generated from existing clients due to increased subscriptions of our products and offerings coupled with our client retention. For the year ended April 30, 2014, the active client retention rate was 86.6%, and SaaS revenue per active client (in thousands) was $150.5, compared to an active client retention rate of 76.6% and SaaS revenue per active client (in thousands) of $157.7 for the year ended April 30, 2013. In fiscal year 2013, approximately 90 clients who were subscribing to our Connection solutions only were converted to a ‘freemium’ model which resulted in a decline in our active client retention rate. As the revenue per client for these Connections only clients was low, this shift did not have a significant impact on SaaS revenue per client. Further, our client retention rates can be impacted due to a variety of reasons including, but not limited to, non-renewals, renewals at less favorable terms and the cyclical and discretionary nature of marketing and advertising spending.

Cost of Revenue and Gross Profit Percentage

	Year Ended April 30,
	2014	2013	% Change
	(dollars in thousands)
Cost of revenue	$52,905	$47,350	11.7%
Gross profit	115,240	99,462	15.9
Gross profit percentage	68.5%	67.7%

Cost of revenue increased $5.6 million, or 11.7%, for fiscal year 2014 compared to fiscal year 2013. This increase was primarily due to increases of $5.6 million in costs associated with hosting services and capitalized internal-use software development costs, $0.6 million in personnel-related expenses and $0.4 million of allocated overhead expenses. These increases were partially offset by a reduction of $1.0 million in travel related expense. Gross profit percentage increased to 68.5% in fiscal year 2014 compared to 67.7% in fiscal year 2013 largely due to the inclusion of a full fiscal year of our Media business revenues in fiscal year 2014.

Operating Expenses

	Year Ended April 30,				% Change
	2014		2013
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Sales and marketing	$86,482	51.3%	$73,114	49.8%	18.3%
Research and development	37,585	22.4	32,169	21.9	16.8
General and administrative	26,370	15.7	30,990	21.1	(14.9)
Acquisition-related and other	16,184	9.6	10,487	7.1	54.3
Amortization of acquired intangible assets	1,135	0.7	549	0.4	106.7

Total operating expenses	$167,756	99.7%	$147,309	100.3%	13.9%

Sales and marketing. Sales and marketing expenses increased $13.4 million, or 18.3%, for fiscal year 2014 compared to fiscal year 2013. This increase was primarily due to growth in our sales and marketing headcount compared to fiscal year 2013, resulting in an increase of $7.1 million for personnel-related expenses. Expansion of our sales and marketing efforts also resulted in increases of $2.3 million in professional fees, $1.9 million in allocated overhead expenses, $1.3 million in travel related expenses, $0.6 million in facility-related expenses and $0.5 million in depreciation and amortization. These increases were partially offset by a decrease of $0.3 million in marketing expenses.

Research and development. Research and development expenses increased $5.4 million, or 16.8%, for fiscal year 2014 compared to fiscal year 2013. This increase was primarily due to an increase in personnel-related expenses of $3.0 million as we continued to expand our research and development team. This expansion also resulted in increases of $1.9 million in professional fees due to increased use of third party contractor resources and $0.9 million in allocated overhead expenses. These increases were partially offset by a $0.4 million decrease in travel related expenses.

General and administrative. General and administrative expenses decreased $4.6 million, or 14.9%, for fiscal year 2014 compared to fiscal year 2013 largely due to the $2.3 million incremental decrease in fair value of the liability for contingent consideration related to the acquisition of Longboard Media. During fiscal year 2014, we concluded that the underlying performance goals were not met and the payout for the contingent consideration was reduced to zero. Personnel-related expenses decreased by $0.5 million. Other decreases include $0.8 million in professional fees as additional expenses were incurred in fiscal year 2013 which was our first fiscal year of being a publically traded company. Bad debt expenses decreased by $1.0 million due to improved collections in our fourth quarter of fiscal year 2014.

Acquisition-related and other. We incurred $16.2 and $10.5 million in acquisition-related expenses for legal and advisory fees for the U.S. Department of Justice suit related to our acquisition of PowerReviews in fiscal year 2014 and 2013, respectively, and legal and advisory expenses related to our acquisition of Longboard Media in fiscal year 2013. All other legal and advisory expenses related to our acquisition of PowerReviews are included as a component of “Loss from discontinued operations, net of tax.” We did not incur significant acquisition-related expense for our acquisition of FeedMagnet.

Amortization of acquired intangibles. Amortization of acquired intangibles represents amortization of the customer relationships purchased in the FeedMagnet and Longboard Media acquisitions. This amortization is presented separately in the statement of operations and was $1.1 million and $0.5 million for fiscal years 2014 and 2013, respectively. The $0.6 million increase is primarily due to the inclusion of amortization of customer relationships purchased in the Longboard Media acquisition for the full fiscal year 2014.

Other Income (Expense), Net

	Year Ended April 30,
	2014		2013		% Change
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Interest income	$143	0.1%	$217	0.1%	(34.1)%
Other expense	(973)	(0.6)	(1,045)	(0.7)	(6.9)

Total other expense, net	$(830)	(0.5)%	$(828)	(0.6)%	0.2%

Total other expense stayed relatively constant from fiscal year 2013 to fiscal year 2014. This is largely due to interest income which decreased by $0.1 million during fiscal year 2014 compared to fiscal year 2013, primarily due to a decrease in our investments during fiscal year 2014, which was offset by an increase of $0.1 million of interest expense due to our draw down of $27.0 million of the unused balance of our revolving line of credit.

Income Tax Expense (Benefit)

	Year Ended April 30,
	2014		2013		% Change
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Income tax expense (benefit)	$(500)	(0.3)%	$(1,172)	(0.8)%	(57.3)%

We recognized a net income tax benefit of $0.5 million for fiscal year 2014 compared to income tax benefit of $1.2 million for fiscal year 2013. Included in fiscal year 2014 is a $1.4 million tax benefit resulting from a reduction in the valuation allowance related to our acquisition of FeedMagnet. Also included in fiscal year 2014 is a benefit of $0.4 million related to a 2013 Texas state research and development credit which was enacted in the first quarter of fiscal year 2014. Included in fiscal year 2013 is a $2.5 million tax benefit from a reduction in the valuation allowance related to our acquisition of Longboard Media.

Comparison of Our Fiscal Years Ended April 30, 2013 and 2012

Revenue

	Year Ended April 30,
	2013	2012	% Change
	(dollars in thousands)
Revenue	$146,812	$106,136	38.3%

Our revenue increased by $40.7 million, or 38.3%, for fiscal year 2013 compared to fiscal year 2012. Included in this increase was an increase in SaaS revenue of $38.0 million and the inclusion of Media revenue of $2.7 million in fiscal year 2013. Of the $38.0 million increase in SaaS revenue, $7.9 million was generated from new clients utilizing our platform and solutions during the period as we continued to increase our market penetration. The remaining $30.1 million increase was generated from existing clients due to increased subscriptions of our products and offerings coupled with our client retention. For the year ended April 30, 2013, the active client retention rate was 76.6%, and SaaS revenue per active client (in thousands) was $157.7, compared to an active client retention rate of 88.4% and SaaS revenue per active client (in thousands) of $140.8 for the year ended April 30, 2012. In fiscal year 2013, approximately 90 clients who were subscribing to our Connection solutions only were converted to a ‘freemium’ model which resulted in a decline in our active client retention rate. As the revenue per client for these Connections only clients was low, this shift did not have a significant impact on SaaS revenue per client. Our client retention rates can be impacted due to a variety of reasons including, but not limited to, non-renewals, renewals at less favorable terms and the cyclical and discretionary nature of marketing and advertising spending.

Cost of Revenue and Gross Profit Percentage

	Year Ended April 30,
	2013	2012	% Change
	(dollars in thousands)
Cost of revenue	$47,350	$37,416	26.6%
Gross profit	99,462	68,720	44.7
Gross profit percentage	67.7%	64.7%

Cost of revenue increased $9.9 million, or 26.6%, for fiscal year 2013 compared to fiscal year 2012. This increase was primarily due to increases of $6.1 million in costs associated with hosting services and capitalized internal-use software development costs, $1.3 million in professional fees and travel related expenses and $3.8 million of allocated overhead expenses and depreciation and amortization. These increases were partially offset by a reduction of $1.3 million in marketing and facilities-related expenses. Gross profit percentage increased to 67.7% in fiscal year 2013 compared to 64.7% in fiscal year 2012.

Operating Expenses

	Year Ended April 30,				% Change
	2013		2012
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Sales and marketing	$73,114	49.8%	$49,273	46.4%	48.4%
Research and development	32,169	21.9	21,266	20.0	51.3
General and administrative	30,990	21.1	20,896	19.7	48.3
Acquisition-related and other	10,487	7.1	—	—	—
Amortization of acquired intangible assets	549	0.4	—	—	—

Total operating expenses	$147,309	100.3%	$91,435	86.1%	61.1%

Sales and marketing. Sales and marketing expenses increased $23.8 million, or 48.4%, for fiscal year 2013 compared to fiscal year 2012. This increase was primarily due to growth in our sales and marketing headcount compared to fiscal year 2013, resulting in an increase of $15.4 million for personnel-related expenses, which includes $0.3 million in the additional contingent consideration related to the acquisition of Longboard Media payable to identified key individuals. Expansion of our sales and marketing efforts also resulted in increases of $2.0 million in professional fees, $2.9 million in allocated overhead expenses, $1.6 million in travel related expenses and $1.9 million in marketing expenses.

Research and development. Research and development expenses increased $10.9 million, or 51.3%, for fiscal year 2013 compared to fiscal year 2012. This increase was primarily due to an increase in personnel-related expenses of $5.9 million as we continued to expand our research and development team. This expansion also resulted in increases of $1.8 million in professional fees due to increased use of third party contractor resources and $3.2 million in allocated overhead expenses and depreciation and amortization expense.

General and administrative. General and administrative expenses increased $10.1 million, or 48.3%, for fiscal year 2013 compared to fiscal year 2012 primarily due to an increase in our staffing and facilities to support infrastructure growth and additional expenses associated with being a publically traded company. Personnel-related expenses increased $1.0 million, professional fees increased $3.9 million, other stock-related expenses increased $1.4 million and allocated overhead expenses increased $1.1 million. Additional increases include a $0.9 million in facilities-related expenses and $1.8 million in bad debt expense.

Acquisition-related and other. We incurred $10.5 million in acquisition-related expenses for legal and advisory expenses for the U.S. Department of Justice suit related to our acquisition of PowerReviews and our acquisition of Longboard Media. All other legal and advisory expenses related to our acquisition of PowerReviews are included as a component of “Loss from discontinued operations, net of tax.”

Amortization of acquired intangibles. Amortization of acquired intangibles represents amortization of the customer relationships purchased in the Longboard Media acquisition. This amortization is presented separately in the statement of operations and was $0.5 million for fiscal year 2013.

Other Income (Expense), Net

	Year Ended April 30,
	2013		2012
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Interest income	$217	0.1%	$17	—%	1,176.5%
Other expense	(1,045)	(0.7)	(820)	(0.8)	27.4

Total other expense, net	$(828)	(0.6)%	$(803)	(0.8)%	3.1%

Interest income increased by $0.2 million during fiscal year 2013 compared to fiscal year 2012 primarily due to returns on our investments of proceeds from our initial public offering and follow-on offering. Other income decreased by $0.2 million primarily due to changes in realized and unrealized gains on transaction in foreign currencies.

Income Tax Expense

	Year Ended April 30,
	2013		2012
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Income tax expense (benefit)	$(1,172)	(0.8)%	$811	0.7%	(244.5)%

We recognized a net income tax benefit of $1.2 million for fiscal year 2013 compared to income tax expense of $0.8 million for fiscal year 2012, primarily as the result of a $2.5 million tax benefit from a reduction in the valuation allowance related to our acquisition of Longboard Media.

Liquidity and Capital Resources

Our principal source of liquidity at April 30, 2014 consisted of $72.6 million of cash, cash equivalents and short term investments. Cash and cash equivalents consist of cash, money market funds and U.S. Treasury securities. Our short-term investments consist of certificates of deposit and U.S. Treasury securities. As of April 30, 2014, the amount of cash and cash equivalents held by foreign subsidiaries was $5.2 million. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.

On February 21, 2014, we drew down $27.0 million of the unused balance of the revolving line of credit. The funds will be used for general corporate purposes. Our principal needs for liquidity include funding our operating losses, working capital requirements, capital expenditures and acquisitions. We believe that our available resources are sufficient to fund our liquidity requirements for at least the next 12 months.

As of April 30, 2014, our accounts payable, accrued expenses and other current liabilities includes $4.7 million of estimated liabilities for legal fees primarily for the DOJ suit related to our acquisition of PowerReviews, sales tax for our enterprise service offerings and other stock-related expenses in connection with our treatment of certain stock options grants. We may incur additional expenses as we work to close the transaction with Wavetable within the first quarter of our 2015 fiscal year ending July 31, 2014. While actual results could differ from the estimates made by management with respect to these items, expected payments towards these estimated liabilities may result in an increased use of cash for the year ended fiscal 2015.

Further, we anticipate making significant investments in growth and initiatives designed to improve our operating efficiency for the foreseeable future, which may impact our ability to generate positive cash flow from operating activities in the near-term. Our future capital requirements will depend on many factors, including our rate of client and revenue growth, the expansion of our sales and marketing activities, our needs to expand our existing infrastructure and facilities, the timing and extent of spending to support product development efforts, the timing of introductions of new features and enhancements to our social commerce platforms and future acquisitions of, or investments in, complementary businesses and technologies. The timing, frequency, and pattern of our billing mix can also impact our operating cash flows. Moreover, in the event that the transaction with Wavetable does not close, we may incur additional transaction costs to find a new buyer. To the extent that existing cash, cash equivalents and short-term investments along with future cash flow from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The following table summarizes our cash flows for the periods indicated:

	Year Ended April 30,
	2014	2013	2012
	(in thousands)
Net cash used in operating activities	$(43,467)	$(21,811)	$(320)
Net cash provided by (used in) investing activities	9,207	(91,084)	(56,253)
Net cash provided by financing activities	40,715	63,679	115,905

Net Cash Used in Operating Activities

Net cash used in operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of clients using our platform and the amount and timing of client payments.

For fiscal year 2014, operating activities used $43.5 million of cash after changes in our operating assets and liabilities offset a net loss of $63.2 million, which included non-cash depreciation and amortization of $15.1 million, non-cash impairment of acquired intangible assets of $2.5 million, non-cash estimated loss on disposal of discontinued operations, net of tax, of $9.2 million, non-cash stock-based expense of $14.5 million, non-cash benefit related to the revaluation of contingent consideration of $3.3 million, non-cash bad debt expense of $1.9 million, non-cash benefit related to stock-based expense of $0.2 million and other non-cash expenses of $0.5 million. Accounts receivable increased by $12.1 million, primarily due our increase in billings and prepaid expenses and other current assets and other non-current assets also increased by $3.1 million. Accounts payable, accrued expenses and other current liabilities and other long-term liabilities decreased by $7.3 million and were partially offset by a $2.0 million increase in deferred revenues; resulting in a net decrease of cash of $20.5 million due to changes in operating assets and liabilities. Included in changes for accrued liabilities and accounts payable was $22.6 million which we spent on legal and advisory fees for the DOJ suit related to our acquisition of PowerReviews.

For fiscal year 2013, operating activities used $21.8 million of cash after changes in our operating assets and liabilities offset a net loss of $63.8 million, which included non-cash depreciation and amortization of $10.9 million, non-cash stock-based expense of $22.5 million, non-cash benefit related to the revaluation of contingent consideration of $1.0 million, non-cash bad debt expense of $2.9 million and a non-cash tax benefit related to stock options of $0.5 million. Accounts receivable, prepaid expenses and current other assets and other non-current assets increased $12.9 million, which partially offset an increase of $20.1 million in accounts payable, accrued expenses, deferred revenue and other liabilities; resulting in a net increase of cash of $7.2 million due to changes in operating assets and liabilities. Included in changes for accrued liabilities and accounts payable was $6.4 million which we spent on legal and advisory fees for the U.S. Department of Justice suit related to our acquisition of PowerReviews.

For fiscal year 2012, operating activities used $0.3 million of cash after changes in our operating assets and liabilities offset a net loss of $24.3 million, which included non-cash depreciation and amortization of $3.1 million, non-cash stock-based expense of $7.7 million and non-cash bad debt expense of $1.1 million. Accounts receivable, prepaid expenses and current assets and other non-current assets increased $7.0 million. Accounts payable, accrued expenses and other liabilities increased $5.9 million and deferred revenue increased $13.4 million, which offset a decreased of $0.2 million in other long-term liabilities; resulting in a net increase of cash of $12.1 million due to changes in operating assets and liabilities. The increase in our accounts receivable and our deferred revenue, accounts payable and accrued expenses and other current liabilities was primarily due to our continued growth during fiscal year 2012.

Net Cash Provided by (Used in) Investing Activities

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

For fiscal year 2014, investing activities provided $9.2 million, including $29.5 million of proceeds from the maturities and sales of short term investments, net of purchases of short term investments, offset by $10.7 million in purchases of property, equipment and capitalized internal-use software development costs and $9.6 million related to acquisitions, mainly FeedMagnet.

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

Net Cash Provided by Financing Activities

Our financing activities have consisted primarily of net proceeds from the issuance of common stock, proceeds from the exercises of options to purchase common stock and proceeds from our revolving line of credit.

For fiscal year 2014, financing activities provided $40.7 million, which consisted primarily of proceeds of $13.5 million from the exercise of options to purchase shares of our common stock and proceeds of $27.0 million draw down of the unused balance of our revolving line of credit.

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

Contractual Obligations and Commitments

We have non-cancelable operating lease obligations related to our office space, the largest of which is for our headquarters in Austin, Texas. We do not have any material capital lease obligations and all of our property, equipment and software has been purchased with cash. We have no material purchase obligations outstanding with any vendors or third-parties.

The following table summarizes our future minimum payments under non-cancelable operating leases and our revolving line of credit as of April 30, 2014:

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Operating lease obligations	$11,273	$4,998	$5,208	$1,067	$—
Revolving line of credit obligations	27,000	27,000	—	—	—

Total	$38,273	$31,998	$5,208	$1,067	$—

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without cause and without a material penalty are not included in the table above.

Obligations arising from unrecognized tax benefits are not included in the contractual obligations because it is expected that the unrecognized benefits would result in an insignificant amount of cash payments as the Company has generated net operating losses.

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

As of April 30, 2014 and 2013, the Company had drawn down $1.6 million and $2.0 million, respectively, in the form of letter of credits as security deposits for its leased corporate headquarters. On February 21, 2014, the Company drew down $27.0 million of its unused balance of the revolving line of credit. The outstanding loan balance is subject to all terms and conditions described above in the Loan Agreement and its subsequent amendments. The unused balance of the revolving line of credit was $1.4 million and $28.0 million as of April 30, 2014 and April 30, 2013, respectively. Borrowings under the revolving line of credit are collateralized by substantially all of our assets and bear interest at a floating interest rate equal to the prime rate (defined as the financial institution’s daily adjusting LIBOR rate plus 2.5%), which is payable monthly. The revolving line of credit expires and all interest and principal thereunder is payable in full on January 31, 2015.

The Loan Agreement contains certain restrictive covenants that limit our and our subsidiaries’ ability to, among other things, incur additional indebtedness or guarantee indebtedness of others; make payments on additional indebtedness or make changes to certain agreements related to additional indebtedness; enter into hedging arrangements; create liens on our assets; make loans and investments; make capital expenditures; dispose of assets; store inventory and equipment with others; pay dividends or make distributions on, or purchase or redeem, our capital stock; enter into mergers or consolidations with or into other entities; undergo a change of control; engage in different lines of business; or enter into transactions with affiliates. The Loan Agreement also contains numerous affirmative covenants, including covenants regarding, among other things, compliance with applicable laws and regulations, reporting, payment of taxes and other obligations, maintenance of insurance coverage, maintenance of bank and investment accounts with the financial institution and its affiliates, registration of intellectual property rights, and obtaining certain third-party consents and waivers. As of April 30, 2013, we were not originally in compliance with one of the financial covenants. On June 6, 2013, we executed an eighth amendment to the Loan Agreement to revise the financial covenants effective April 28, 2013. As a result of this revision, we were in compliance with all our covenants as of April 30, 2013. We are in compliance with all financial covenants as of April 30, 2014.

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

Revenue Recognition

In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the client, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.

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

Our agreements currently do not combine SaaS and Media services.

Deferred Revenue

Deferred revenue consists of billings or payments in advance of revenue recognition and is recognized as revenue recognition criteria are met. Deferred revenue that will be recognized during the succeeding 12 month period is recorded as current deferred revenue and the remaining portion is recorded as non-current deferred revenue.

Our deferred revenue increased to $56.7 million at April 30, 2014 compared to $53.0 million at April 30, 2013. We typically have a varying mix of monthly, quarterly, semiannual and annual billings from both new and existing clients, with average upfront billings of less than one year.

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

Stock-Based Expense

We record stock-based expense based upon the fair value for all stock options issued to all persons to the extent that such options vest. The fair value of each award is calculated by the Black-Scholes option pricing model. We recognize stock-based expense on a straight-line basis over the respective vesting period, net of estimated forfeitures. We recognize stock-based expense for shares issued pursuant to our Employee Stock Purchase Plan (“ESPP”) on a straight-line basis over the offering period of six months. We include an estimated effect of forfeitures in our compensation cost and update the estimated forfeiture rate through the final vesting date of the awards.

Inputs into the Black-Scholes option pricing model include:

•	The estimated life for the stock options which is based on the “simplified method” allowed under SEC guidance. The estimated life for shares issued pursuant to our ESPP is the one purchase period which is the six month offering period;

•	The risk-free interest rate is based on the rate for a U.S. government security with the same estimated life at the time of the option grant and the stock purchase rights;

•	Since we were a private entity prior to our initial public offering in February 2012 with little historical data regarding the volatility of the common stock price, we determine the expected volatility on the historical volatility of comparable companies from a representative industry peer group. The expected volatility of options granted is determined using an average of the historical volatility measures of this peer group. The volatility for ESPP is also based on the historical volatility of comparable companies from the same representative industry peer group; and

•	We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

We currently recognize an insignificant tax benefit resulting from stock-based costs expensed in the financial statements, however we provide a valuation allowance against the majority of deferred tax asset resulting from this type of temporary difference since we expect that we will not have sufficient future taxable income to realize such benefit.

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

We make an evaluation at the end of each reporting period as to whether or not some or all of the undistributed earnings of our foreign subsidiaries are permanently reinvested. Our provision for income taxes does not include provisions for U.S. income taxes and foreign withholding taxes associated with the repatriation of undistributed earnings of any of our foreign subsidiaries because we intend to invest our non-U.S. earnings permanently in foreign operations. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes (subject to adjustment for foreign tax credits) and foreign withholding taxes.

Significant judgment is required in evaluating our uncertain tax positions. While we believe our tax return positions are sustainable, we recognize tax benefits from uncertain tax positions in the financial statements only when it is more likely than not that the positions will be sustained upon examination based on the technical merits and a consideration of the relevant taxing authority’s administrative practices and precedents. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. We believe we have provided adequate reserves for all uncertain tax positions.

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

Recent Accounting Pronouncements

Revenue

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”) which provides updated, comprehensive revenue recognition guidance for contracts with customers, including a new principles-based five step framework that eliminates much of the industry-specific guidance in current accounting literature. Under ASU 2014-09, revenue recognition is based on a core principle that companies recognize revenue in an amount consistent with the consideration it expects to be entitled to in exchange for the transfer of goods or services. The standards update also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of recognized revenue. This guidance will be effective for fiscal year ending April 30, 2018, with early adoption not permitted. The Company is currently evaluating the impact of this standards update on the Company’s consolidated financial statements.

Discontinued Operations

In April 2014, the FASB issued Accounting Standards Update 2014-08, “Reporting of Discontinued Operations and Disclosures of Disposals of Components of an entity,” (“ASU 2014-08”) which changes the criteria for determining which disposals can be presented as discontinued operations and requires new disclosures for individually significant dispositions that do not quality as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2014, with early adoption permitted for transactions that have not been reported in financial statements previously issued or available for issuance. The standard will be effective for the fiscal year ending April 30, 2016. We are currently evaluating the effect of this update but it is not expected to have a material impact on our consolidated financial statements.

Income Taxes

In July 2013, the FASB issued Accounting Standards Update 2013-11, “Presentation of an Unrecognized Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (“ASU 2013-11”). ASU 2013-11 requires unrecognized tax benefits to be classified as an offset to deferred tax assets to the extent of any net operating loss carryforwards, similar tax loss carryforwards, or tax credit carryforwards available at the reporting date in the applicable tax jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. This guidance will be effective for the fiscal year ending April 30, 2015 and is not expected to have a material impact on our consolidated financial statements.

Comprehensive Income

In February 2013, the FASB issued Accounting Standards Update 2013-02, “Reporting of Amount Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU 2013-02”) to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). Companies are required to present reclassifications by component when reporting changes in AOCI balances. The updated accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 on a prospective basis. We adopted ASU 2013-02 in fiscal year 2014. The adoption did not have a material effect on our consolidated financial statements.

Foreign Currency Matters

In March 2013, the FASB issued Accountings Standard Update 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” (“ASU 2013-05”) to address diversity in practice related to the release of cumulative translation adjustments (“CTA”) into earnings upon the occurrence of certain derecognition events. We adopted ASU 2013-05 in fiscal year 2014. The adoption did not have a material effect on our consolidated financial statements.

Goodwill

In July 2012, the FASB issued Accounting Standards Update 2012-02, “Intangibles –Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment,” (“ASU 2012-02”) which simplifies the periodic testing of indefinite-lived intangible assets for impairment. This guidance allows companies to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived asset is impaired before performing the two-step quantitative impairment test required under current accounting standards. This guidance was effective for our annual indefinite-lived intangible asset impairment test performed in the fiscal year ending April 30, 2014. We adopted ASU 2012-02 in fiscal year 2014. The adoption did not have a material effect on our consolidated financial statements.

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

We assess the market risk of changes in foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows of a hypothetical 10% change in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The effect of an immediate

10% adverse change in exchange rates on foreign currency denominated monetary assets and liabilities, principally accounts receivable and intercompany balances, as of April 30, 2014, would be immaterial.

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

BAZAARVOICE, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bazaarvoice, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Bazaarvoice, Inc. and its subsidiaries at April 30, 2014 and April 30, 2013, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Austin, Texas

June 26, 2014

BAZAARVOICE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	April 30,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$31,934	$25,045
Restricted cash	604	604
Short-term investments	40,700	70,290
Accounts receivable, net of allowance for doubtful accounts of $2,324 and $2,371 as of April 30, 2014 and 2013, respectively.	39,099	27,582
Prepaid expenses and other current assets	8,212	6,563
Assets held for sale	33,745	52,055

Total current assets	154,294	182,139
Property, equipment and capitalized internal-use software development costs, net	17,005	14,461
Goodwill	139,155	132,831
Acquired intangible assets, net	13,388	10,751
Other non-current assets	3,428	1,761

Total assets	$327,270	$341,943

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,346	$6,362
Accrued expenses and other current liabilities	27,071	29,959
Revolving line of credit	27,000	—
Deferred revenue	54,951	51,039
Liabilities held for sale	3,621	6,650

Total current liabilities	115,989	94,010
Deferred revenue less current portion	1,722	1,920
Deferred tax liability, long-term	1,730	2,032
Other liabilities, long-term	1,367	2,632

Total liabilities	120,808	100,594
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock – $0.0001 par value; 150,000,000 shares authorized, 77,887,663 shares issued and 77,637,663 shares outstanding as of April 30, 2014; 150,000,000 shares authorized, 73,925,136 shares issued and 73,675,136 shares outstanding at April 30, 2013	8	7
Treasury stock, at cost – 250,000 shares at April 30, 2014 and 2013	—	—
Additional paid-in capital	398,201	370,397
Accumulated other comprehensive income (loss)	328	(146)
Accumulated deficit	(192,075)	(128,909)

Total stockholders’ equity	206,462	241,349

Total liabilities and stockholders’ equity	$327,270	$341,943

The accompanying notes are an integral part of these consolidated financial statements.

BAZAARVOICE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Year Ended April 30,
	2014	2013	2012
Revenue	$168,145	$146,812	$106,136
Cost of revenue (1)	52,905	47,350	37,416

Gross profit	115,240	99,462	68,720

Operating expenses:
Sales and marketing (1)	86,482	73,114	49,273
Research and development (1)	37,585	32,169	21,266
General and administrative (1)	26,370	30,990	20,896
Acquisition-related and other	16,184	10,487	—
Amortization of acquired intangible assets	1,135	549	—

Total operating expenses	167,756	147,309	91,435

Operating loss	(52,516)	(47,847)	(22,715)

Other income (expense), net:
Interest income	143	217	17
Other expense	(973)	(1,045)	(820)

Total other expense, net	(830)	(828)	(803)

Loss from continuing operations before income taxes	(53,346)	(48,675)	(23,518)
Income tax expense (benefit)	(500)	(1,172)	811

Net loss from continuing operations	$(52,846)	$(47,503)	$(24,329)
Accretion of redeemable convertible preferred stock	—	—	(38)

Net loss from continuing operations attributable to common stockholders	(52,846)	(47,503)	(24,367)
Loss from discontinued operations, net of tax	(10,320)	(16,249)	—

Net loss applicable to common stockholders	$(63,166)	$(63,752)	$(24,367)

Net loss per share applicable to common stockholders:
Continuing operations	$(0.70)	$(0.69)	$(0.92)
Discontinued operations	(0.14)	(0.23)	—

Basic and diluted loss per share:	$(0.84)	$(0.92)	$(0.92)

Basic and diluted weighted average number of shares outstanding	75,564	69,336	26,403

(1)	Includes stock-based expense as follows:

Cost of revenue	$1,155	$677	$1,239
Sales and marketing	4,496	3,033	1,881
Research and development	2,817	2,840	1,335
General and administrative	5,357	4,608	3,255

The accompanying notes are an integral part of these consolidated financial statements.

BAZAARVOICE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended April 30,
	2014	2013	2012
Net loss from continuing operations	$(52,846)	$(47,503)	$(24,329)
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustment	386	(96)	(22)
Unrealized gain (loss) on investments	88	(30)	(50)

Total other comprehensive gain (loss), net of tax	474	(126)	(72)

Comprehensive loss	$(52,372)	$(47,629)	$(24,401)

The accompanying notes are an integral part of these consolidated financial statements.

BAZAARVOICE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balance at April 30, 2011	27,897	$23,633	18,767	$2	(250)	$—	$11,524	$52	$(40,828)	$(29,250)
Accretion of preferred stock to redemption value	—	38	—	—	—	—	(38)	—	—	(38)
Conversion of preferred stock	(27,897)	(23,671)	27,897	3	—	—	23,668	—	—	23,671
Issuance of common stock, net of issuance costs	—	—	10,423	1	—	—	112,778	—	—	112,779
Excess tax benefit related to stock-based expense	—	—	—	—	—	—	78	—	—	78
Stock-based expense	—	—	—	—	—	—	7,710	—	—	7,710
Issuance of restricted stock awards	—	—	16	—	—	—	—	—	—	—
Exercise of stock options	—	—	1,677	—	—	—	3,049	—	—	3,049
Change in foreign currency translation adjustment	—	—	—	—	—	—	—	(22)	—	(22)
Change in unrealized loss on investments	—	—	—	—	—	—	—	(50)	—	(50)
Net loss applicable to common stockholders (excluding accretion)	—	—	—	—	—		—		(24,329)	(24,329)

Balance at April 30, 2012	—	$—	58,780	6	(250)	—	158,769	(20)	(65,157)	93,598
Issuance of stock to acquire PowerReviews	—	—	6,381	1	—	—	119,694	—	—	119,695
Issuance of stock to acquire Longboard Media	—	—	460	—	—	—	5,802	—	—	5,802
Issuance of common stock, net of issuance costs	—	—	3,625	—	—	—	51,943	—	—	51,943
Excess tax benefit related to stock-based expense	—	—	—	—	—	—	510	—	—	510
Stock-based expense	—	—	—	—	—	—	22,453	—	—	22,453
Issuance of restricted stock awards	—	—	50	—	—	—	—	—	—	—
Exercise of stock options and vested restricted stock units	—	—	4,629	—	—	—	11,226	—	—	11,226
Change in foreign currency translation adjustment	—	—	—	—	—	—	—	(96)	—	(96)
Change in unrealized loss on investments	—	—	—	—	—	—	—	(30)	—	(30)
Net loss applicable to common stockholders	—	—	—	—	—	—	—	—	(63,752)	(63,752)

Balance at April 30, 2013	—	$—	73,925	$7	(250)	$—	$370,397	$(146)	$(128,909)	$241,349

BAZAARVOICE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) – (Continued)

(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Excess tax benefit related to stock-based expense	—	—	—	—	—	—	216	—	—	216
Stock-based expense	—	—	—	—	—	—	14,468	—	—	14,468
Issuance of restricted stock awards	—	—	76	—	—	—	—	—	—	—
Exercise of stock options and vested restricted stock units	—	—	3,563	1	—	—	10,854	—	—	10,855
Shares issued under employee stock plans	—	—	324	—	—	—	2,266	—	—	2,266
Change in foreign currency translation adjustment	—	—	—	—	—	—	—	386	—	386
Change in unrealized gain on investments	—	—	—	—	—	—	—	88	—	88
Net loss applicable to common stockholders	—	—	—	—	—	—	—	—	(63,166)	(63,166)

Balance at April 30, 2014	—	—	77,888	8	(250)	—	398,201	328	(192,075)	206,462

The accompanying notes are an integral part of these consolidated financial statements.

BAZAARVOICE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended April, 30
	2014	2013	2012
Operating activities:
Net loss (excluding accretion)	$(63,166)	$(63,752)	$(24,329)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	15,068	10,900	3,108
Impairment of acquired intangible assets	2,500	—	—
Estimated loss on disposal of discontinued operations, net of tax	9,192	—	—
Stock-based expense	14,468	22,453	7,710
Revaluation of contingent consideration	(3,270)	(1,000)	—
Bad debt expense	1,902	2,859	1,083
Excess tax benefit related to stock-based expense	(216)	(510)	(78)
Other non-cash expense (benefit)	480	(5)	—
Changes in operating assets and liabilities:
Accounts receivable	(12,081)	(10,749)	(5,566)
Prepaid expenses and other current assets	(1,551)	(1,766)	(1,132)
Other non-current assets	(1,603)	(432)	(298)
Accounts payable	(3,095)	974	808
Accrued expenses and other current liabilities	(2,623)	13,283	5,176
Deferred revenue	2,040	8,633	13,432
Other liabilities, long-term	(1,512)	(2,699)	(234)

Net cash used in operating activities	(43,467)	(21,811)	(320)
Investing activities:
Acquisitions, net of cash acquired, and purchase of intangible asset	(9,616)	(60,750)	—
Purchases of property, equipment and capitalized internal-use software development costs	(10,661)	(10,853)	(5,119)
Purchases of short-term investments	(60,092)	(90,828)	(50,884)
Proceeds from maturities of short-term investments	58,478	61,310	—
Proceeds from sale of short-term investments	31,098	10,037	—
Increase in restricted cash	—	—	(250)

Net cash provided by (used in) investing activities	9,207	(91,084)	(56,253)
Financing activities:
Proceeds from initial public offering, net of offering costs	—	—	112,778
Proceeds from follow-on stock offering, net of costs	—	51,943	—
Proceeds from employee stock compensation plans	13,499	11,226	3,049
Proceeds from revolving line of credit	27,000	—	—
Excess tax benefit related to stock-based expense	216	510	78

Net cash provided by financing activities	40,715	63,679	115,905
Effect of exchange rate fluctuations on cash and cash equivalents	434	(106)	(15)

Net change in cash and cash equivalents	6,889	(49,322)	59,317
Cash and cash equivalents at beginning of period	25,045	74,367	15,050

Cash and cash equivalents at end of period	$31,934	$25,045	$74,367

Supplemental disclosure of other cash flow information:
Cash paid for income taxes	$1,493	$440	$330
Cash paid for interest	137	—	—

Supplemental disclosure of non-cash investing and financing activities:
Purchase of intangible asset recorded in accrued expenses and other current liabilities	$—	$705	$—
Accretion of redeemable convertible preferred stock	—	—	38
Issuance of stock for acquisition	—	125,497	—

The accompanying notes are an integral part of these consolidated financial statements.

These Consolidated Statement of Cash Flows include combined cash flows from continuing operations along with discontinued operations.

BAZAARVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

Bazaarvoice, Inc. (“Bazaarvoice” or the “Company”) powers a network that connects brands and retailers to the authentic voices of people where they shop. Bazaarvoice, which literally means “voice of the marketplace,” was founded on the premise that online word of mouth is critical to consumers and businesses because of its influence on purchasing decisions, both online and offline. The Company’s technology platform collects and displays ratings and reviews, questions and answers and stories from customers along with visual commerce capabilities that collectively amplify the voices of the consumers into the shopping experience – before, during and after a purchase. The Company helps clients leverage social data derived from online word of mouth content to increase sales, acquire new customers, improve marketing effectiveness, enhance consumer engagement across channels, increase success of new product launches, improve existing products and services, effectively scale customer support, decrease product returns and enable retailers to launch and manage on-site advertising solutions and site monetization strategies.

2. Basis of Presentation and Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year end is April 30. References to fiscal year 2014, for example, refer to the fiscal year ending April 30, 2014.

Basis of Presentation

The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. Certain prior year amounts have been reclassified to conform to the current year presentation as a result of the discontinued operations discussed in Note 3.

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

Foreign Currency Translation

The U.S. dollar is the reporting currency for all periods presented. The functional currency of the Company’s foreign subsidiaries is generally the local currency. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average rate during the period. Equity transactions are translated using historical exchange rates. Adjustments resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in net loss for the period. The Company recognized net foreign currency gains (losses) of $0.4 million, $0.4 million and $(0.4) million for fiscal years 2014, 2013 and 2012, respectively.

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

Derivative contracts were not material as of April 30, 2014 and 2013. The Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.

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

Short-term Investments

Short-term investments consist of U.S. Treasury securities and agency securities that are a guaranteed obligation of the U.S. Government and are classified as available-for-sale securities. The Company may or may not hold securities with stated maturities greater than one year until maturity. After consideration of its risks versus reward objectives, as well as its liquidity requirements, the Company may sell these securities prior to their stated maturities. As the Company views these securities as available to support current operations, it has classified all available-for-sale securities as short-term. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. For the periods presented, realized and unrealized gains and losses on short-term investments were not material. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other-than-temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment. There have been no impairment charges recognized related to short-term investments for the fiscal years ended April 30, 2014, 2013 or 2012.

Restricted Cash

The Company’s restricted cash consists of a standby letter of credit under its Pledge and Security Agreement for corporate credit card services, secured by its money market account (See Note 10).

Accounts Receivable

Accounts receivable represent trade receivables from clients for whom the Company has provided services and not yet received payment. The Company presents accounts receivable net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of clients to make required payments. In estimating this allowance, the Company considers factors such as: historical collection experience, a client’s current credit-worthiness, client concentrations, age of the receivable balance, both individually and in the aggregate and general economic conditions that may affect a client’s ability to pay. Any change in the assumptions used in analyzing a specific account receivable might result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs.

The allowance for doubtful accounts was $2.3 million and $2.4 million at April 30, 2014 and 2013, respectively.

Concentrations of Credit Risks and Significant Clients

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and trade receivables. The Company’s cash and cash equivalents are placed with high-credit-quality financial institutions and issuers, and at times may exceed federally insured limits. The Company has not experienced any loss relating to cash and cash equivalents in these accounts. The Company maintains an allowance for doubtful accounts receivable balances, performs periodic credit evaluations of its clients and generally does not require collateral of its clients.

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

Goodwill, Intangible Assets, Long-Lived Assets and Impairment Assessments

The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during the fourth fiscal quarter or more often if and when circumstances indicate that goodwill may not be recoverable (See Note 7).

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

The Company evaluates the recoverability of its long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value (See Note 5).

Comprehensive Loss

Comprehensive loss is comprised of net loss, unrealized investment gains and losses and cumulative foreign currency translation adjustments, net of tax. The accumulated comprehensive gain (loss) as of April 30, 2014 and 2013 was primarily due to unrealized losses on short-term investments and foreign currency translation adjustments.

Revenue Recognition

In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the client, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.

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

Cost of Revenue

Cost of revenue consists primarily of personnel costs and related expenses together with allocated overhead costs, including depreciation and facility and office related expenses, associated with employees and contractors who provide our subscription services. Cost of revenue also includes co-location and related telecommunications costs, fees paid to third-parties for resale arrangements, amortization of developed technology and amortization of capitalized internal-use software development costs incurred in connection with its application services.

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

The Company recognizes stock-based expense for shares issued pursuant to its Employee Stock Purchase Plan (“ESPP”) on a straight-line basis over the offering period of six months. The Company includes an estimated effect of forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of the awards. Stock-based expense was $14.5 million, $22.5 million and $7.7 million for the years ended April 30, 2014, 2013 and 2012, respectively.

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

Reclassifications

To conform with the basis of presentation adopted in fiscal year 2014, the presentation of certain expense line items for the fiscal years ended April 30, 2013 and April 30, 2012 in the consolidated statements of operations have been adjusted to reflect the following:

1)	Bad debt expenses of $2.9 million and $1.1 million have been reclassified from sales and marketing to general and administrative for the fiscal years ended April 30, 2013 and April 30, 2012, respectively.

2)	Information technology costs of $3.8 million and $2.1 million been allocated from general and administrative to cost of revenue, sales and marketing and research and development for the fiscal years ended April 30, 2013 and April 30, 2012, respectively.

As these are reclassifications between expense categories, there is no impact on the operating loss or net loss as reported on the consolidated statements of operations for the fiscal years ended April 30, 2013 and April 30, 2012.

Recent Accounting Pronouncements

Revenue

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”) which provides updated, comprehensive revenue recognition guidance for contracts with customers, including a new principles-based five step framework that eliminates much of the industry-specific guidance in current accounting literature. Under ASU 2014-09, revenue recognition is based on a core principle that companies recognize revenue in an amount consistent with the consideration it expects to be entitled to in exchange for the transfer of goods or services. The standards update also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of recognized revenue. This guidance will be effective for fiscal year ending April 30, 2018, with early adoption not permitted. The Company is currently evaluating the impact of this standards update on the Company’s consolidated financial statements.

Discontinued Operations

In April 2014, the FASB issued Accounting Standards Update 2014-08, “Reporting of Discontinued Operations and Disclosures of Disposals of Components of an entity,” (“ASU 2014-08”) which changes the criteria for determining which disposals can be presented as discontinued operations and requires new disclosures for individually significant dispositions that do not quality as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2014, with early adoption permitted for transactions that have not been reported in financial statements previously issued or available for issuance. The standard will be effective for the fiscal year ending April 30, 2016. The Company is currently evaluating the effect of this update but it is not expected to have a material impact on the Company’s consolidated financial statements.

Income Taxes

In July 2013, the FASB issued Accounting Standards Update 2013-11, “Presentation of an Unrecognized Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (“ASU 2013-11”). ASU 2013-11 requires unrecognized tax benefits to be classified as an offset to deferred tax assets to the extent of any net operating loss carryforwards, similar tax loss carryforwards, or tax credit carryforwards available at the reporting date in the applicable tax jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. This guidance will be effective for the fiscal year ending April 30, 2015 and is not expected to have a material impact on the Company’s consolidated financial statements.

Comprehensive Income

In February 2013, the FASB issued Accounting Standards Update 2013-02, “Reporting of Amount Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU 2013-02”) to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). Companies are required to present reclassifications by component when reporting changes in AOCI balances. The updated accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 on a prospective basis. The Company adopted ASU 2013-02 in fiscal year 2014. The adoption did not have a material effect on the consolidated financial statements.

Foreign Currency Matters

In March 2013, the FASB issued Accounting Standards Update 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” (“ASU 2013-05”) to address diversity in practice related to the release of cumulative translation adjustments (“CTA”) into earnings upon the occurrence of certain derecognition events. The Company adopted ASU 2013-05 in fiscal year 2014. The adoption did not have a material effect on the consolidated financial statements.

Goodwill

In July 2012, the FASB issued Accounting Standards Update 2012-02, “Intangibles –Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment,” (“ASU 2012-02”) which simplifies the periodic testing of indefinite-lived intangible assets for impairment. This guidance allows companies to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived asset is impaired before performing the two-step quantitative impairment test required under current accounting standards. This guidance was effective for the Company’s annual indefinite-lived intangible asset impairment test performed in the fiscal year ending April 30, 2014. The Company adopted ASU 2012-02 in fiscal year 2014. The adoption did not have a material effect on the consolidated financial statements.

3. Discontinued Operations

On June 12, 2012, the Company acquired PowerReviews, Inc. (“PowerReviews”) for a total consideration of $150.8 million (See Note 6). On January 10, 2013, the U.S. Department of Justice (the “DOJ”) filed a complaint against the Company with the U.S. District Court for the Northern District of California, San Francisco Division (the “Court”), alleging that the Company’s acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18 and seeking the Company’s divestiture of assets sufficient to create a competing business that can replace the competitive significance of PowerReviews in the marketplace. On January 8, 2014, the Court ruled that the Company’s acquisition of PowerReviews violated section 7 of the Clayton Act, 15 U.S.C. Section 18. On April 24, 2014, the Company entered into a Joint Stipulation with the DOJ to resolve the DOJ’s claims in the antitrust action challenging the acquisition of PowerReviews and, together with the DOJ, the Company submitted a proposed order to the Court. Under the terms of the Joint Stipulation and the proposed order, the Company is required to divest all of the net assets of the PowerReviews business. As a result of this, in accordance with accounting guidance, the Company has reported the results of operations and financial position of PowerReviews as discontinued operations within the consolidated statements of operations and balance sheets for all periods presented. Accordingly, PowerReviews revenues, related expenses and an estimated loss on disposal, net of tax, are components of “loss from discontinued operations” in the Consolidated Statement of Operations. On the Consolidated Balance Sheets, the assets and liabilities of the discontinued operations of PowerReviews have been presented as ‘Assets held for sale’ and ‘Liabilities held for sale,’ respectively. The statement of cash flows is reported on a combined basis without separately presenting cash flows from discontinued operations.

On June 4, 2014, the Company entered into a definitive agreement with Wavetable, LLC, to divest the PowerReviews business for $30.0 million in cash. This transaction remains subject to closing conditions set forth in the definitive agreement (See Note 21).

Summarized results from discontinued operations were as follows (in thousands):

	Year Ended April 30,
	2014	2013	2012
Revenues from discontinued operations	$17,011	$13,484	$—

Loss from discontinued operations before income taxes	$(1,106)	$(16,224)	$—
Income tax expense	22	25	—

Net loss from discontinued operations	(1,128)	(16,249)	—
Estimated loss on disposal of discontinued operations, net of tax	(9,192)	—	—

Net loss from discontinued operations, net of tax	$(10,320)	$(16,249)	$—

The carrying amounts of the major classes of assets and liabilities of discontinued operations were as follows (in thousands):

	April 30,
	2014	2013
ASSETS:
Accounts receivable, net	$1,036	$1,679
Prepaid expenses and other current assets	49	69

Total current assets	1,085	1,748
Property and equipment, net	37	132
Goodwill	9,002	9,002
Acquired intangible assets, net	32,813	41,173

Total assets	$42,937	$52,055

LIABILITIES:
Accounts payable	$221	$275
Accrued expenses and other current liabilities	895	2,431
Deferred revenue	2,505	3,944

Total Liabilities	$3,621	$6,650

The Company recorded an estimated loss on the disposal of discontinued operations of $9.2 million, net of tax, in fiscal year 2014 which was calculated as follows (in thousands):

Estimated cash proceeds	$30,500
Less:
Basis in net assets sold as of April 30, 2014	39,316
Estimated costs incurred directly attributable to the transaction	658

Estimated loss before income taxes	(9,474)
Estimated income tax benefit	(282)

Estimated loss on disposal of discontinued operations, net of taxes	$(9,192)

The $9.2 million estimated loss on disposal of discontinued operations is preliminary and based estimated cash proceeds, estimated transaction costs, estimated income tax benefit and assets and liabilities as of the assumed date of consummation of April 30, 2014. It does not represent the actual loss based on the consideration of $30.0 million as per the definitive agreement executed on June 4, 2014 that will be recognized in the Company’s financial statements for the fiscal year ended April 30, 2015 (See Note 21).

The carrying amount of assets held for sale in the consolidated balances sheet were calculated as follows (in thousands):

	April 30,
	2014	2013
Total assets of discontinued operations	$42,937	$52,055
Estimated loss on disposal of discontinued operations, net of tax	(9,192)	—

Assets held for sale	$33,745	$52,055

4. Fair Value of Financial Assets and Liabilities

The following table summarizes the Company’s cash and cash equivalents as of April 30, 2014 and 2013 (in thousands):

	April 30,
	2014	2013
Demand deposit accounts	$24,721	$16,522
Money market funds	6,971	1,314
Certificates of deposit	242	—
U.S. Treasury bills	—	7,209

Total cash and cash equivalents	$31,934	$25,045

The following table summarizes the Company’s short-term investments as of April 30, 2014 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$7,466	$17	$(9)	$7,474
U.S. Treasury notes	33,226	2	(2)	33,226

Total short-term investments	$40,692	$19	$(11)	$40,700

The following table summarizes the Company’s short-term investments as of April 30, 2013 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$9,230	$9	$(4)	$9,235
U.S. Treasury notes	61,140	15	(100)	61,055

Total short-term investments	$70,370	$24	$(104)	$70,290

All short-term investments had original maturity dates of less than 12 months at April 30, 2014 and 2013. Realized gains and losses from the sale of short-term investments were not material for the years ended April 30, 2014 and 2013.

The following table summarizes the fair value of the Company’s financial assets and liabilities that were measured on a recurring basis as of April 30, 2014 and 2013 (in thousands):

	Fair Value Measurements at April 30, 2014				Fair Value Measurements at April 30, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$6,971	$—	$—	$6,971	$1,314	$—	$—	$1,314
Certificates of deposit	242	—	—	242	—	—	—	—
U.S. Treasury bills	—	—	—	—	7,209	—	—	7,209

Total cash equivalents	7,213	—	—	7,213	8,523	—	—	8,523

Restricted cash	604	—	—	604	604	—	—	604
Short-term investments:
Certificates of deposit	—	7,474	—	7,474	—	9,235	—	9,235
U.S. Treasury notes	33,226	—	—	33,226	61,055	—	—	61,055

Total short-term investments	33,226	7,474	—	40,700	61,055	9,235	—	70,290

Total assets	$41,043	$7,474	$—	$48,517	$70,182	$9,235	$—	$79,417

Liabilities:
Contingent consideration (see Note 6)	$—	$—	$—	$—	$—	$—	$3,270	$3,270

Total liabilities	$—	$—	$—	$—	$—	$—	$3,270	$3,270

The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. The Company evaluates transfers between levels at the end of the fiscal year and assumes that any identified transfers are deemed to have occurred at the end of the reporting year. There were no transfers between levels in any of the periods presented.

In fiscal year 2013 and prior periods, the Company had classified all of its cash equivalents, restricted cash and short-term investments using Level 1 inputs. The Company has determined that the pricing methods for certain of these investments use significant other observable inputs. Accordingly, such investments held in prior periods have been presented as Level 2. The reclassification had no impact on the fair value of investments in any of the periods presented.

5. Property, Equipment and Capitalized Internal-Use Software Development Costs

Property and equipment, including capitalized internal-use software development costs, consisted of the following (in thousands):

	April 30,
	2014	2013
Computer equipment	$3,380	$3,653
Furniture and fixtures	2,453	2,434
Office equipment	1,827	1,607
Software	1,407	1,466
Capitalized internal-use software development costs	20,245	12,230
Leasehold improvements	6,298	5,215

	35,610	26,605
Less: accumulated depreciation and amortization	(18,605)	(12,144)

	$17,005	$14,461

Depreciation and amortization relating to the Company’s property and equipment for the years ended April 30, 2014, 2013 and 2012 was $3.3 million, $2.8 million and $2.1 million, respectively. Amortization related to the Company’s capitalized internal-use software development costs for the years ended April 30, 2014, 2013 and 2012 was $4.6 million, $2.5 million and $1.0 million, respectively.

6. Business Combinations

Fiscal Year 2014

FeedMagnet

On April 15, 2014, the Company acquired FeedMagnet Inc. (“FeedMagnet”) for $9.3 million in cash. FeedMagnet was a privately-owned social media curation company that enables brands to collect, curate and display consumer-generated images, video and social content on their websites and other marketing properties. The Company accounted for the FeedMagnet acquisition using the acquisition method of accounting.

The Company allocated the purchase price to the assets acquired, including intangible assets, and liabilities assumed based on estimated fair values at the date of the acquisition. The Company estimated the value of tangible assets and liabilities based on purchase price and future intended use. The Company derived the value of intangible assets from the present value of estimated future benefits from the various intangible assets acquired.

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

The Company allocated the purchase price for FeedMagnet as follows (in thousands):

Cash and cash equivalents	$383
Accounts receivable	695
Prepaid expenses and other current assets	19
Intangible assets:
Developed technology (5 year useful life)	3,265
Customer relationships (5 year useful life)	535

Total identified intangibles	3,800
Goodwill	6,324

Total assets acquired	$11,221
Accounts payable	(80)
Accrued expenses and other current liabilities	(187)
Deferred revenue	(234)
Deferred tax liability	(1,391)

Total liabilities assumed	$(1,892)

Net assets acquired	$9,329

The consideration paid was as follows (in thousands):

Cash	$9,329

Total consideration	$9,329

Goodwill represents the excess of the purchase price over the aggregate fair value of the net identifiable assets acquired and is not deductible for tax purposes. Goodwill for FeedMagnet resulted primarily from the Company’s expectations that FeedMagnet’s solutions will enhance the Company’s product offerings. The Company integrated the FeedMagnet business into the Company’s operations; therefore, there are no separate revenue and earnings for FeedMagnet since the integration.

Fiscal Year 2013

PowerReviews

On June 12, 2012, the Company acquired PowerReviews for $31.1 million in cash and 6.4 million shares of the Company’s common stock. In connection with the acquisition, the Company assumed the PowerReviews option plan. After conversion, the PowerReviews options were equivalent to vested and unvested options to purchase 1.7 million shares of the Company’s common stock.

PowerReviews solutions are offered through two platforms, an enterprise platform that is similar to the Company’s current Conversations platform and an Express platform that provides certain ratings and reviews solutions as a turn-key offering. The Company accounted for the PowerReviews acquisition using the purchase method of accounting.

The Company allocated the purchase price to the assets acquired, including intangible assets and liabilities assumed based on estimated fair values at the date of the acquisition. The Company estimated the value of tangible assets and liabilities based on purchase price and future intended use. The Company derived the value of intangible assets from the present value of estimated future benefits from the various intangible assets acquired.

The Company allocated the purchase price for PowerReviews as follows (in thousands):

Cash and cash equivalents	$745
Restricted cash	104
Accounts receivable	497
Prepaid expenses and other current assets	156
Property and equipment	280
Current deferred tax asset	239
Intangible assets:
Domain name (indefinite useful life)	800
Developed technology (3 year useful life)	5,400
Customer relationships (3 to 10 year useful life)	35,000

Total identified intangibles	41,200
Goodwill	113,152

Total assets acquired	156,373
Accounts payable	(304)
Accrued expenses and other current liabilities	(2,167)
Deferred revenue	(2,627)
Non-current deferred tax liability	(521)

Total liabilities assumed	(5,619)

Net assets acquired	$150,754

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

On January 10, 2013, the DOJ, Antitrust Division, filed a complaint against the Company with the Court alleging that the acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18, and seeking the Company’s divestiture of assets sufficient to create a competing business that can replace the competitive significance of PowerReviews in the marketplace. On January 8, 2014, the Court ruled that the Company’s acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18. On April 24, 2014, the Company entered into a Joint Stipulation with the DOJ to resolve the DOJ’s claims in the antitrust action and, together with the DOJ, the Company submitted a proposed order to the Court. Under the terms of the Joint Stipulation and the proposed order, the Company is required to divest all of the net assets of the PowerReviews business. As a result, the Company has reported the results of operations and financial position of PowerReviews as discontinued operations within the consolidated statements of operations and balance sheets for all periods presented. See Note 3 to Consolidated Financial Statements for further discussion of our discontinued operations.

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

The Company allocated the purchase price to the assets acquired, including intangible assets, and liabilities assumed based on estimated fair values at the date of the acquisition. The Company estimated the value of tangible assets and liabilities based on purchase price and future intended use. The Company derived the value of intangible assets from the present value of estimated future benefits from the various intangible assets acquired.

The Company allocated the purchase price for Longboard Media as follows (in thousands):

Cash and cash equivalents	$588
Accounts receivable	2,899
Prepaid expenses and other current assets	53
Deferred tax asset – current	437
Intangible assets:
Customer relationships (10 year useful life)	11,300

Total identified intangibles	11,300
Goodwill	28,681
Deferred tax asset – long term	1,042

Total assets acquired	45,000
Accounts payable	(3,006)
Accrued expenses and other current liabilities	(1,112)
Deferred tax liability	(3,955)

Total liabilities assumed	(8,073)

Net assets acquired	$36,927

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

As of April 30, 2013, the fair value of the contingent consideration included in the purchase consideration, which is recorded in accrued expenses and other current liabilities, was $3.3 million. On October 31, 2013, the Company determined that the probability of attaining the underlying performance goals had become remote; and, as a result, the fair value of the contingent consideration included in the purchase price and the resultant payout was estimated to be zero. On January 31, 2014, the Company concluded that the underlying performance goals were not met and the payout was zero. The decrease in fair value of $3.3 million was recorded as a benefit to general and administrative expense for the fiscal year ended April 30, 2014.

At April 30, 2013, the additional contingent consideration payable to the identified key individuals conditional upon being employed with the Company, was estimated to be $1.5 million and was being recorded over the period for which services are provided. As of October 31, 2013, since the estimated payout was determined to be zero, this additional contingent consideration was also reduced to zero. On January 31, 2014, the Company concluded that the payout was zero. As a result, $1.0 million was recorded as a benefit to general and administration expense and sales and marketing expense for the fiscal year ended April 30, 2014.

The Company did not have any contingent consideration as of April 30, 2014.

7. Goodwill

As of April 30, 2014 and April 30, 2013, the Company had goodwill in the amount of $139.2 million and $132.8 million, respectively. The Company assesses goodwill for impairment annually in the fourth fiscal quarter, or more frequently if indicators of potential impairment arise.

As a result of the Joint Stipulation the Company entered into with the DOJ to resolve the DOJ’s claims in the antitrust action related to the Company’s acquisition of PowerReviews (See Note 16), the Company evaluated the recoverability of its goodwill as of April 30, 2014 by performing step one of the impairment test. The Company operates as one reporting unit and therefore considers its market capitalization to represent fair market value. The market capitalization exceeded the carrying value of the consolidated assets, including goodwill, as of April 30, 2014. As a result, this did not necessitate step two of the impairment test and the Company did not record an impairment charge for its goodwill as of April 30, 2014. As part of the potential divestiture of the PowerReviews business (See Note 3), the Company allocated $9.0 million of goodwill to assets held for sale based on the relative fair market value of the PowerReviews business.

The following table reflects the changes in goodwill for the fiscal years ended April 30, 2014 and April 30, 2013 (in thousands):

Balance, as of April 30, 2012	$—
Goodwill related to PowerReviews acquisition	113,152
Goodwill related to Longboard Media acquisition	28,681
Goodwill related to discontinued operations included in assets held for sale	(9,002)

Balance, as of April 30, 2013	$132,831
Goodwill related to FeedMagnet acquisition	6,324

Balance, as of April 30, 2014	$139,155

8. Acquired Intangible Assets, net

As a result of the settlement that the Company entered into with the DOJ that requires the Company to divest all of the net assets of the PowerReviews business (See Note 3), the Company evaluated the recoverability of its long-lived assets resulting from the acquisition of PowerReviews. The Company performed the first step of impairment test by comparing the undiscounted cash flows to be generated by the asset group allocated to PowerReviews (inclusive of the value of the customer relationships and developed technology) to the carrying value of the asset group as of April 30, 2014. Undiscounted cash flows included the cash flows resulting from the continued operation of the asset group plus estimated probability weighted proceeds from a potential divestiture. The undiscounted cash flows of the assets did not exceed the carrying value of the asset group as of April 30, 2014. As a result, the Company incurred a $2.5 million impairment loss; $2.4 million of the loss was allocated to customer relationships and $0.1 million of the loss was allocated to developed technology. Due to the classification of the PowerReviews business as discontinued operations, the $2.5 million impairment loss is included in the loss from discontinued operations, net of tax, in the consolidated statements of operations for fiscal year ended April 30, 2014.

On December 1, 2012, the Company closed an agreement to purchase customer contracts operated in Europe by Shopzilla, Inc. (“Shopzilla”) using PowerReviews technology under a license agreement between Shopzilla and PowerReviews. The Company determined that the transaction does not constitute a business combination. The entire purchase price of $4.7 million was allocated to a customer relationship intangible asset as the intent of the purchase was to gain access to Shopzilla’s contractual customer relationships. Cash remitted on the date of purchase was $4.2 million, and $0.5 million of the purchase price has been recorded as a holdback liability recorded in accrued expenses and other current liabilities as of April 30, 2013. The hold back liability was paid in the third quarter of fiscal 2014. In January 2014 and March 2013, the Company purchased additional customer contracts from Shopzilla for $30 thousand and $0.2 million, respectively. The useful life of the acquired contractual customer relationships was determined to be ten years. As these clients are supported by the PowerReviews enterprise and Express platform, they are a part of the PowerReviews business which is required to be divested (See Notes 3, 16 and 21). Accordingly, the underlying customer contracts have been included in the definitive agreement signed with Wavetable, LLC on June 4, 2014 (See Note 21). As a result, the customer relationship intangible asset has been included in discontinued operations as a component of “Asset held for sale” as of April 30, 2014 and April 30, 2013.

Acquired intangible assets, net, as of April 30, 2014 and April 30, 2013 for continuing operations are as follows (in thousands):

	April 30,
	2014			2013
	Gross Fair Value	Accumulated Amortization	Net Book Value	Gross Fair Value	Accumulated Amortization	Net Book Value
Customer relationships	$11,835	$(1,684)	$10,151	$11,300	$(549)	$10,751
Developed technology	3,265	(28)	3,237	—	—	—

Total	$15,100	$(1,712)	$13,388	$11,300	$(549)	$10,751

Acquired intangible assets, net, as of April 30, 2014 and April 30, 2013 for discontinued operations are as follows (in thousands):

	April 30,
	2014				2013
	Gross Fair Value	Accumulated Amortization	Impairment	Net Book Value	Gross Fair Value	Accumulated Amortization	Net Book Value
Customer relationships	$39,966	$(7,463)	$(2,354)	$30,149	$39,938	$(3,375)	$36,563
Developed technology	5,400	(3,390)	(146)	1,864	5,400	(1,590)	3,810
Domain name (indefinite useful life)	800	—	—	800	800	—	800

Total	$46,166	$(10,853)	$(2,500)	$32,813	$46,138	$(4,965)	$41,173

The amortization of customer relationships is recorded as amortization expense and the amortization for developed technology is amortized to cost of revenue.

For the years ended April 30, 2014 and April 30, 2013, the Company incurred amortization expense on acquired intangible assets of $1.1 million and $0.5 million, respectively. The Company did not have any acquired intangible assets at April 30, 2012, nor did it incur any amortization expense for acquired intangible assets for the year ended April 30, 2012.

The following table presents our estimate of future amortization expense for definite-lived intangible assets (in thousands):

Year Ended April 30,	Amount
2015	1,890
2016	1,890
2017	1,890
2018	1,890
2019	1,856
Thereafter	3,972

9. Accrued Expenses and Other Current Liabilities

Accrued liabilities, including other liabilities, consisted of the following (in thousands):

	April 30,
	2014	2013
Accrued compensation	$11,834	$9,488
Accrued taxes	4,808	5,513
Accrued other liabilities	10,429	14,958

	$27,071	$29,959

In October 2009 the Company signed a new lease agreement in Austin, Texas to expand its corporate headquarters. In conjunction with the lease signing, the Company received $2.9 million of leasehold improvement incentives. In February 2012 the Company signed a lease for additional space at its current corporate headquarters and received $0.6 million of additional leasehold improvement incentives. The Company has also signed leases for office premises at various other locations and has received rent-free periods as lease incentives. These were recorded as a liability and are being amortized over the term of the lease as a reduction to rent expense. As of April 30, 2014, $1.2 million of the lease incentive liability was included within accrued rent and $1.2 million of lease incentive liability was included in other liabilities, long term. As of April 30, 2013, $0.7 million of the lease incentive liability was included within accrued rent and $2.3 million of the lease incentive liability was included in other liabilities, long term.

10. Debt

On July 18, 2007, the Company entered into a loan and security agreement (“Loan Agreement”) with a financial institution, which was most recently amended in November 2012. As amended, the Loan Agreement provides for a revolving line of credit with a borrowing capacity of up to the lesser of (a) $30.0 million or (b) 100% of eligible monthly service fees as defined in the Loan Agreement, inclusive of any amounts outstanding under the $2.7 million sublimit for corporate credit card and letter of credit services. The revolving line of credit expires on January 31, 2015 with all advances immediately due and payable. The revolving line of credit bears interest at the prime based rate as defined in the Loan Agreement except during any period of time during which, in accordance with the Loan Agreement, the line bears interest at the daily adjusting LIBOR rate plus 2.5%. Borrowings under the revolving line of credit are collateralized by substantially all assets of the Company and of its U.S. subsidiaries. The Loan Agreement contains certain financial covenants. As of April 30, 2014 and 2013, the Company had drawn down $1.6 million and $2.0 million, respectively, in the form of letter of credits as security deposits for its leased corporate headquarters. On February 21, 2014, the Company drew down $27.0 million of its unused balance of the revolving line of credit. The outstanding loan balance is subject to all terms and conditions described above in the Loan Agreement and its subsequent amendments. The unused balance of the revolving line of credit was $1.4 million and $28.0 million as of April 30, 2014 and April 30, 2013, respectively. As of April 30, 2013, the Company was not originally in compliance with one of the financial covenants. On June 6, 2013, the Company executed an eighth amendment to the Loan Agreement to revise the financial covenants effective April 28, 2013. As a result of this revision the Company was in compliance with all its financial covenants as of April 30, 2013. The Company was in compliance with all financial covenants as of April 30, 2014.

On November 4, 2008, the Company entered into a pledge and security agreement with a financial institution for a standby letter of credit for credit card services from a separate financial institution. As amended, the agreement provides for a standby letter of credit for credit card services in an amount not to exceed $0.5 million. The Company pledged a security interest in its money market account, in which the balance must equal at least the credit extended. This letter of credit expires annually, and the pledged security interest is recorded as short-term restricted cash in the Company’s consolidated financial statements.

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

11. Redeemable Convertible Preferred Stock

In February 2012, upon the consummation of the Company’s initial public offering, all 27,897,031 outstanding shares of our redeemable convertible preferred stock automatically converted into shares of common stock, in accordance with the terms of our certificate of incorporation.

12. Common Stock

On February 29, 2012, the Company completed its initial public offering in which the Company sold 10,906,941 shares of its common stock, of which 10,422,645 shares were offered by the Company and 484,296 shares were offered by selling stockholders, at a price of $12 per share. The gross proceeds raised by the Company from the sale of our common stock in the offering was approximately $125.1 million, resulting in net proceeds from the sale of our common stock of approximately $112.8 million, after deducting underwriting discounts and commissions of approximately $8.8 million and other offering expenses of approximately $3.5 million.

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

13. Stockholders’ Equity

2005 Stock Plan

On June 14, 2005, the Company adopted the Bazaarvoice, Inc. 2005 Stock Plan (the “2005 Plan”). The 2005 Plan provided in part that incentive and non-qualified stock options, as defined by the Internal Revenue Code of 1986, as amended, to purchase shares of the Company’s common stock could be granted to employees, directors and consultants. Stock purchase rights could also be granted under the 2005 Plan. The Company’s ability to grant any future equity awards under the 2005 Plan was terminated in January 2012. As of April 30, 2014, options to purchase 3,071,231 shares of common stock were outstanding under the 2005 Plan. Accordingly, the Company has reserved 3,071,231 shares of common stock to permit the exercise of 2005 Plan options outstanding. The Company’s 2005 Plan will continue to govern the terms and conditions of outstanding equity awards that were granted under the 2005 Plan.

2012 Stock Plan

On January 17, 2012, the Company adopted the Bazaarvoice, Inc. 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan was adopted to replace the 2005 Plan and also gives the Company the ability to grant restricted stock and performance related stock. Under the 2012 Plan non-qualified and incentive stock options may be issued at an exercise price equal to at least 100% of the fair market value of the Company’s common stock at the option grant date. No portion of any incentive stock option may be exercised after the expiration date. However, if an employee owns or is deemed to own more than 10% of the combined voting power of all classes of stock of the Company and an incentive stock option is granted to such employee, the term of such incentive stock option will be no more than five years from the date of grant or such shorter term as may be provided in the option agreement and the exercise price must be at least 110% of the fair market value on the date of grant. The maximum term of options issued under the 2012 Plan is ten years. Options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest monthly thereafter. The Company also grants restricted stock awards and restricted stock units (“RSUs”) which generally vest annually over a four-year period.

As of April 30, 2014, options to purchase 3,798,274 shares of common stock and 2,933,452 restricted stock awards and units were outstanding under the 2012 Plan. As of April 30, 2014, a total of 3,712,197 shares of common stock were reserved for the issuance of equity awards under the 2012 Plan. All equity awards granted following the Company’s initial public offering were granted under the 2012 Plan.

Employee Stock Purchase Plan (“ESPP”)

On January 17, 2012, the Company also adopted the Bazaarvoice, Inc. 2012 Employee Stock Purchase Plan. Under the Company’s ESPP, employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the first trading day of offering period or (ii) the last day of the offering period, subject to a plan limit on the number of shares that may be purchased in a purchase period. The offerings under the ESPP commenced, beginning with a six month offering period starting in March 2013. As of April 30, 2014, the Company has 2,136,292 shares of its common stock reserved for future issuance under this plan. As of April 30, 2014, $0.4 million has been held on behalf of employees for future purchases under the plan and is recorded in accrued expenses and other current liabilities. Employees purchased 322,712 shares of common stock at an average price of $7.03 in the fiscal year ended April 30, 2014.

PowerReviews, Inc. 2005 Equity Incentive Plan

As part of the June 2012 acquisition of PowerReviews, the Company assumed certain outstanding stock options granted under the PowerReviews, Inc. 2005 Equity Incentive Plan (the “PowerReviews Plan”). Following the acquisition, the assumed options continue to be subject to the terms of the PowerReviews Plan and individual award agreements except (i) the assumed options became exercisable for shares of the Company’s common stock, (ii) the number of shares and exercise price of each option was be adjusted pursuant to an exchange ratio established in the acquisition and (iii) assumed options would not be exercisable prior to vesting. As of April 30, 2014, options to purchase 221,431 shares of common stock were outstanding under the PowerReviews Plan. Accordingly, the Company has reserved 221,431 shares of common stock to permit the exercise of PowerReviews Plan options outstanding. The Company has not granted any new awards under the PowerReviews Plan.

Stock-Based Expense

The Company estimates the fair value of options granted using the Black-Scholes option pricing model. Since the Company was a private entity prior to our initial public offering in February 2012 with little historical data regarding the volatility of the common stock price, the Company bases the expected volatility on the historical volatility of comparable companies from a representative industry peer group. The expected volatility of options granted is determined using an average of the historical volatility measures of this peer group. The volatility for ESPP is also based on the historical volatility of comparable companies from the same representative industry peer group. As allowed under current guidance, the Company has elected to apply the “simplified method” in developing the estimate of expected life for “plain vanilla” stock options by using the midpoint between the graded vesting period and the contractual termination date as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The Company has not paid and does not anticipate paying cash dividends on the common stock; therefore, the expected dividend yield was assumed to be zero. The risk-free interest rate is based on the rate for a U.S. government security with the same estimated life at the time of the option grant and the stock purchase rights.

The Company’s stock-based expense was $14.5 million, $22.5 million and $7.7 million for the years ended April 30, 2014, 2013 and 2012, respectively. As of April 30, 2014, total unrecognized stock-based expense, adjusted for estimated forfeitures, related to stock options was $12.5 million, which is expected to be recognized over the next 2.74 years.

The fair value of the Company’s options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

Year Ended April 30,
	2014	2013	2012
Expected volatility	53% – 54%	54% – 55%	55% – 58%
Risk-free interest rate	1.30% – 2.09%	0.83% – 1.40%	1.05% – 2.14%
Expected term (in years)	6.00 – 6.25	5.94 – 6.25	5.75 – 6.25
Dividend yield	—	—	—

The fair value of the Company’s ESPP was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year Ended April 30,
	2014	2013	2012
Expected volatility	36% – 43%	36% – 37%	—
Risk-free interest rate	0.05% – 0.11%	0.10% – 0.11%	—
Expected term (in years)	0.5	0.5	—
Dividend yield	—	—	—

Stock Option Activity

Stock option activity was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of April 30, 2012	12,083	$4.57
Options granted	5,053	8.43
Options exercised	(4,597)	2.45
Options forfeited	(1,710)	7.49

Balance as of April 30, 2013	10,829	6.83
Options granted	2,092	8.32
Options exercised	(3,360)	3.34
Options forfeited	(2,470)	10.22

Balance as of April 30, 2014	7,091	$7.74	7.02	$6,264

Options vested and expected to vest at April 30, 2014	6,901	$7.70	6.98	$6,253

Options vested and exercisable as of April 30, 2014	3,658	$6.71	5.40	$5,982

The summary of stock options as of April 30, 2014 is as follows (number of options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Options	Weighted Average Exercise Price
$0.00 – $2.86	789	$2.04	4.31	766	$2.02
$2.96 – $4.85	381	$4.36	5.98	377	$4.35
$4.86 – $4.86	759	$4.86	4.19	714	$4.86
$5.35 – $6.54	725	$6.40	8.10	333	$6.31
$6.58 – $7.32	733	$7.08	8.96	195	$6.82
$7.39 – $7.50	759	$7.41	8.80	88	$7.39
$7.51 – $9.46	815	$8.88	7.94	300	$8.72
$9.51 – $9.60	713	$9.53	7.93	133	$9.59
$10.24 – $12.60	843	$11.91	6.21	473	$12.24
$13.95 – $18.67	574	$14.64	7.73	279	$14.74

$0.00 – $18.67	7,091	$7.74	7.02	3,658	$6.71

The weighted-average grant date fair value of options granted during the fiscal years ended April 30, 2014, 2013 and 2012 was $4.32, $5.75 and $5.14, respectively.

The aggregate intrinsic value of options exercised during the fiscal years ended April 30, 2014, 2013 and 2012 was $18.6 million, $42.8 million and $10.8 million, respectively.

Restricted Stock Activity

Restricted stock activity was as follows (number of restricted shares in thousands):

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested balance as of April 30, 2012	16	$18.67
Restricted shares granted	1,251	11.14
Restricted shares vested	(67)	15.59
Restricted shares forfeited	(105)	14.71

Unvested balance as of April 30, 2013	1,095	$10.63
Restricted shares granted	2,629	8.30
Restricted shares vested	(321)	11.11
Restricted shares forfeited	(426)	11.18

Unvested balance as of April 30, 2014	2,977	$8.44

As of April 30, 2014, total unrecognized stock-based expense adjusted for estimated forfeitures, related to restricted stock was $17.8 million, which is expected to be recognized over the next 3.38 years.

Other Stock-Related Expenses

During an evaluation of its equity systems and implementation of additional internal controls to comply with the provisions of Section 404 of the Sarbanes-Oxley Act during year ended April 30, 2013, the Company identified certain non-qualified stock option grants that were improperly classified as incentive stock options in its financial systems. As a result of these classification differences, the Company recorded an estimated liability for $2.2 million for taxes, interest and related items in general and administrative expense. Of the $2.2 million estimated liability, $0.8 million of the liability is related to PowerReviews which, in fiscal year 2014, was classified as a discontinued operations (See Note 3). As such, the $0.8 million related to PowerReviews is included in “Loss from discontinued operations, net of tax” on the Consolidated Statements of Operations. These classification differences did not have a material impact on stock-based expenses for the years ended April 30, 2014, 2013 and 2012. The Company also determined that the estimated liability did not have a material impact on the financial statements for prior periods.

14. Net Loss Per Share Applicable To Common Stockholders from Continuing Operations

The following table sets forth the computations of loss per share applicable to common stockholders for the years ended April 30, 2014, 2013 and 2012 (in thousands, except per share data):

	Year Ended April 30,
	2014	2013	2012
Net loss from continuing operations	$(52,846)	$(47,503)	$(24,329)
Less accretion of redeemable convertible preferred stock	—	—	(38)

Net loss applicable to common stockholders	$(52,846)	$(47,503)	$(24,367)

Net loss per share applicable to common stockholders, basic and diluted	$(0.70)	$(0.69)	$(0.92)
Weighted average number of shares outstanding, basic and diluted	75,564	69,336	26,403
Potentially dilutive securities (1):
Outstanding stock options	2,149	5,718	6,241
Redeemable convertible preferred shares	—	—	22,714
Restricted shares	293	67	1

(1)	The impact of potentially dilutive securities on earnings per share is anti-dilutive in a period of net loss.

All of the outstanding shares of redeemable convertible preferred stock were automatically converted into shares of common stock upon the consummation of the Company’s initial public offering.

15. Income Taxes

U.S. and international components of loss before income taxes were as follows (in thousands):

	Year Ended April 30,
	2014	2013	2012
U.S.	$(55,508)	$(50,538)	$(24,711)
International	2,162	1,863	1,193

Loss from continuing operations before income taxes	$(53,346)	$(48,675)	$(23,518)

Income tax expense (benefit) is composed of the following (in thousands):

	Year Ended April 30,
	2014	2013	2012
Current:
State	$294	$931	$350
International	567	518	767

Total	861	1,449	1,117
Deferred:
Federal	(13,930)	(11,190)	(7,488)
State	(2,091)	9	1
International	203	(90)	(282)

Total	(15,818)	(11,271)	(7,769)
Change in valuation allowance	14,457	8,650	7,463

Provision for (benefit from) income taxes	$(500)	$(1,172)	$811

The difference between the tax expense (benefit) derived by applying the Federal statutory income tax rate to net losses and the expense recognized in the financial statements is as follows (in thousands):

	Year Ended April 30,
	2014	2013	2012
U.S. federal taxes at statutory rate	$(18,138)	$(16,550)	$(7,996)
State tax provision	(1,510)	250	237
Foreign tax rate differentials	(123)	(185)	(110)
Research and development credit	(1,201)	(1,198)	(613)
Stock options	1,608	3,752	1,448
Nondeductible legal expenses	5,796	3,956	—
Permanent differences and other	(1,389)	153	382
Change in valuation allowance	14,457	8,650	7,463

Provision for (benefit from) income taxes	$(500)	$(1,172)	$811

As of April 30, 2014 and 2013, the Company had federal net operating loss carry-forwards of $190.9 million and $148.5 million and research and development credit carry-forwards of $4.8 million and $4.0 million, respectively, which will begin expiring in 2026 if not utilized. At April 30, 2014, the Company had $32.1 million of excess stock based compensation tax deductions that have not been used to reduce income taxes payable.

As of April 30, 2014 and 2013, the Company had state net operating loss carryforwards of $83.5 million and $46.2 million, respectively, which will begin expiring in 2015 if not utilized and research and development credits of $1.4 million and $0.8 million, respectively, of which a portion will begin expiring in 2033 and another portion will not expire.

The components of the net deferred tax amounts recognized in the accompanying consolidated balance sheets are (in thousands):

	Year Ended April 30,
	2014	2013
Deferred tax asset:
Bad debts	$743	$761
Other accruals	2,165	2,158
Charitable contributions	274	216
Stock options	4,829	3,476
State tax credit	554	15
Net operating losses	58,536	45,309
Research and development credit	3,497	3,169
Deferred rent	671	1,045
Deferred revenue	1,175	1,694

Total deferred tax asset	72,444	57,843
Less valuation allowance	(52,734)	(37,902)

Net deferred tax assets	19,710	19,941
Deferred tax liability:
Amortization of intangible assets	(15,190)	(16,756)
Depreciation	(4,517)	(3,152)

Total deferred tax liability	(19,707)	(19,908)

Total net deferred tax assets	$3	$33

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of April 30, 2014 and 2013, the Company had net deferred tax assets of $19.7 million and $19.9 million, respectively.

Utilization of the net operating losses and tax credit carry-forwards may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss and tax credit carry-forwards before utilization.

The Company has established a valuation allowance equal to the net deferred tax asset in the U.S. due to uncertainties regarding the realization of the deferred tax assets based on the Company’s lack of earnings history. During the year ended April 30, 2014, the Company recorded a tax benefit of $1.4 million resulting from a reduction in the valuation allowance associated with the FeedMagnet acquisition. During the year ended April 30, 2013, the Company recorded a tax benefit of $2.5 million resulting from a reduction in the valuation allowance associated with the Longboard Media acquisition. The valuation allowance increased by $14.8 million and $18.0 million during the years ended April 30, 2014 and 2013, respectively.

Deferred U.S. income taxes and foreign withholding taxes are not provided on the undistributed cumulative earnings of foreign subsidiaries because those earnings are considered to be permanently reinvested in those operations. The permanently reinvested undistributed earnings were $5.1 million, $3.7 million and $2.7 million as of April 30, 2014, 2013 and 2012, respectively. The tax impact resulting from a distribution of these earnings would be approximately $1.7 million, $1.3 million and $0.9 million for the years ended April 30, 2014, 2013 and 2012, respectively, based on the U.S. statutory rate of 34 percent. These amounts could be impacted due to different jurisdictional tax rates and foreign tax credits.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the years ended April 30, 2014 and 2013, the Company recognized immaterial amounts in interest and penalties, respectively. The Company had an immaterial amount accrued for the payment of interest and penalties as of April 30, 2014 and 2013. The Company does not anticipate a material change in unrecognized tax benefits in the next twelve months.

The aggregate changes in the balance of unrecognized tax benefits were as follows (in thousands):

	Year Ended April 30,
	2014	2013	2012
Unrecognized tax benefits as of May 1,	$1,729	$539	$369
Tax positions taken in prior periods:
Gross increases	—	862	9
Gross decreases	(14)	—	(68)
Tax positions taken in current period:
Gross increases	442	330	232
Gross decreases	—	—	—
Lapse of statute of limitations	—	(2)	(3)

Balance as of April 30,	$2,157	$1,729	$539

As of April 30, 2014, the total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $1.9 million.

The Company is subject to taxation in the U.S., various state, and foreign jurisdictions. As of April 30, 2014, the Company’s fiscal years 2006 forward are subject to examination by the U.S. tax authorities and in material state jurisdictions, primarily Texas, due to loss carry-forwards, and fiscal years 2010 forward are subject to examination in material foreign jurisdictions, primarily the United Kingdom.

16. Commitments and Contingencies

Aggregate Future Lease Commitments

The Company has non-cancelable operating leases for office space. The Company recognizes expense on a straight-line basis and records the difference between recognized rental expense and amounts payable under the lease as deferred rent.

Future minimum lease payments, by year and in aggregate, under non-cancelable operating leases consist of the following as of April 30, 2014 (in thousands):

Fiscal year ended April 30,
2015	$4,998
2016	3,567
2017	1,641
2018	1,067
2019	—
Thereafter	—

$11,273

Rent expense for the years ended April 30, 2014, 2013 and 2012, was $4.4 million, $3.8 million and $1.7 million, respectively.

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

On June 12, 2012, the Company acquired PowerReviews, a provider of social commerce solutions based in San Francisco, California. PowerReviews’ solutions are offered through two platforms—a network platform that is similar to the Company’s Conversations platform and an express platform that provides certain ratings and reviews solutions as a turn-key offering. The total consideration paid for this transaction was $150.8 million, including the issuance of 6.4 million shares of the Company’s common stock and assumption of vested and unvested options to purchase the common stock of PowerReviews equivalent to options to purchase 1.7 million shares of the Company’s common stock, but excluding the potential cash proceeds that may arise from the exercise of these assumed options. On January 10, 2013, the DOJ filed a complaint against the Company with the U.S. District Court for the Northern District of California, San Francisco Division (the “Court”), alleging that the Company’s acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18 and seeking the Company’s divestiture of assets sufficient to create a competing business that can replace the competitive significance of PowerReviews in the marketplace. On January 8, 2014, the Court ruled that the Company’s acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18. On April 24, 2014, the Company entered into a Joint Stipulation with the DOJ to resolve the DOJ’s claims in the antitrust action challenging the acquisition of PowerReviews and, together with the DOJ, the Company submitted a proposed order to the Court. Under the terms of the Joint Stipulation and the proposed order, the Company is required to divest all of the assets of the PowerReviews business. On June 4, 2014, the Company entered into a definitive agreement to divest PowerReviews, LLC, the successor to PowerReviews, to Wavetable Labs, LLC (“Wavetable”) for $30.0 million in cash. This transaction remains subject to closing conditions set forth in the definitive agreement. While there can be no assurance that the proposed transaction with Wavetable will be completed, the transaction is expected to close within the first quarter of the Company’s 2015 fiscal year ending July 31, 2014, provided that the Company receive the necessary approvals, including the Court’s entry of the Proposed Final Judgment. On June 26, 2014, the DOJ approved the terms of the transaction. As a result, the Company has reported the results of operations and financial position of PowerReviews as discontinued operations within the consolidated statement of operations and the balance sheets for all periods presented. The Company recorded an estimated loss on disposal of discontinued operations of $9.2 million in fiscal year 2014; see Note 3 of Notes to Consolidated Financial Statements for further discussion of discontinued operations.

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

As of April 30, 2014, the Company was in the process of assessing the sales tax status of the Bazaarvoice enterprise service offering with sales tax agencies in certain states in which it operates. Based on the limited information received from certain of these states, the Company cannot estimate with certainty the historical time period for which these services were taxable, and, for certain states, which of its service offerings and features these states may determine to be subject to state sales tax. The Company currently estimates that its liability, net of amounts to be recovered from clients, will be between $2.5 million and $3.2 million. The Company has accrued a liability of $3.0 million, representing the best estimate of the amount within this range that will probably be incurred to settle these obligations. The estimated range includes continuing to execute its action plan for recovering these amounts due from the Company’s clients. If it is determined that the time period in which the products are taxable or the portion of the Company’s product offering subject to state sales tax is greater than that used to determine the accrual as of April 30, 2014, or if there are changes in our underlying assumptions, then the actual liability incurred will likely approach the higher end of the current estimated range.

17. Employee Benefit Plan

On April 7, 2006, the Company adopted a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. It is the sole discretion of the Company to match eligible employee contributions in the form of cash. In the fiscal year ended April 30, 2014, the Company contributed $0.9 million in matching contributions to the 401(k) plan. The Company had not made contributions prior to fiscal year 2014.

18. Related Party Transaction

For the year ended April 30, 2014, the Company did not have any material related party transactions.

In August 2011, the Company paid Dev C. Ittycheria, a member of our board of directors, $0.4 million in compensation to reimburse Mr. Ittycheria for taxes associated with the option for 274,993 shares granted to him on January 18, 2010, the exercise price of which was below the fair market value of our common stock at that time.

19. Operating Segment and Geographic Information

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

The following table presents the Company’s revenue from continuing operations by geographic region for the periods presented (in thousands):

	Year Ended April 30,
	2014	2013	2012
Revenue by geographic location for continuing operations:
Americas (1)	$127,766	$109,545	$82,851
EMEA (2)	33,499	27,952	19,239
Other	6,880	9,315	4,046

Total revemues from continued operations	$168,145	$146,812	$106,136

(1)	United States and Canada
(2)	Europe, the Middle East and Africa

The Company’s long-lived assets are principally in the United States as of April 30, 2014 and April 30, 2013.

20. Quarterly Financial Information (Unaudited)

The following tables set forth our unaudited quarterly consolidated statements of operations for continuing operations for each of the eight quarters ended April 30, 2014. The Company has prepared the quarterly data on a consistent basis with the audited consolidated financial statements included elsewhere in this report and, in the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended
	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013	Jul 31, 2013	Apr 30, 2013	Jan 31, 2013	Oct 31, 2012	Jul 31, 2012
Revenue	$43,078	$43,600	$41,148	$40,319	$38,924	$38,920	$35,148	$33,820
Cost of revenue	14,522	13,758	12,508	12,117	12,319	12,130	11,672	11,229

Gross profit	28,556	29,842	28,640	28,202	26,605	26,790	23,476	22,591
Operating expenses:
Sales and marketing	23,884	20,765	20,837	20,996	22,095	20,103	17,165	13,751
Research and development	9,832	9,036	9,793	8,924	8,691	8,822	7,496	7,160
General and administrative	6,521	7,674	3,639	8,536	9,672	8,125	6,533	6,660
Acquisition-related and other	366	31	8,283	7,504	7,819	1,583	1,085	—
Amortization of acquired intangible assets	288	282	283	282	282	267	—	—

Total operating expenses	40,891	37,788	42,835	46,242	48,559	38,900	32,279	27,571

Operating loss	(12,335)	(7,946)	(14,195)	(18,040)	(21,954)	(12,110)	(8,803)	(4,980)
Total other income (expense), net	(316)	(268)	(249)	3	(483)	8	54	(407)

Net loss before income taxes	(12,651)	(8,214)	(14,444)	(18,037)	(22,437)	(12,102)	(8,749)	(5,387)
Income tax expense (benefit)	(418)	179	130	(391)	583	(2,295)	271	269

Net loss from continuing operations	(12,233)	(8,393)	(14,574)	(17,646)	(23,020)	(9,807)	(9,020)	(5,656)
Income (loss) from discontinued operations, net of tax	$(11,448)	$430	$420	$278	$(124)	$(1,020)	$(2,222)	$(12,883)

Net loss applicable to common stockholders	$(23,681)	$(7,963)	$(14,154)	$(17,368)	$(23,144)	$(10,827)	$(11,242)	$(18,539)

Basic earnings (loss) per share:
Continuing operations	$(0.16)	$(0.11)	$(0.20)	$(0.23)	$(0.32)	$(0.14)	$(0.13)	$(0.09)
Discontinued operations	(0.15)	0.01	0.01	—	—	(0.01)	(0.03)	(0.21)

Basic loss per share:	$(0.31)	$(0.10)	$(0.19)	$(0.23)	$(0.32)	$(0.15)	$(0.16)	$(0.30)

Diluted earnings per share:
Continuing operations	$—	$—	$—	$—	$—	$—	$—	$—
Discontinued operations	—	0.01	0.01	—	—	—	—	—

Diluted earnings per share:	$—	$0.01	$0.01	$—	$—	$—	$—	$—

The sum of the quarterly earnings per share amounts may not equal the total for the year due to the effects of rounding.

21. Subsequent Events

On June 4, 2014, the Company entered into a definitive agreement to divest all of the net assets of PowerReviews to Wavetable, the parent company of Viewpoints, LLC, for $30.0 million in cash. Of the $30.0 million purchase price, $4.5 million will be placed into escrow as partial security for the Company’s indemnification obligations. The transaction is subject to conditions to closing specified in the definitive agreement. The transaction is expected to close within the first quarter of the Company’s 2015 fiscal year ending July 31, 2014. On June 26, 2014, the DOJ approved the terms of the transaction.

BAZAARVOICE, INC.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Additions	Deductions	Ending Balance
Allowance for doubtful accounts, customer and other:
Year Ended April 30, 2014	$2,371	2,626	(2,673)	$2,324
Year Ended April 30, 2013	$788	2,290	(707)	$2,371
Year Ended April 30, 2012	$381	1,083	(676)	$788
Valuation allowance for deferred tax assets:
Year Ended April 30, 2014	$37,902	16,223	(1,391)	$52,734
Year Ended April 30, 2013	$19,854	20,588	(2,540)	$37,902
Year Ended April 30, 2012	$12,391	7,463	—	$19,854

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting and Attestation of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2014 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on that evaluation, management concluded that our internal control over financial reporting was effective as of April 30, 2014.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as we are an “emerging growth company” as of April 30, 2014, as defined in the recently enacted Jumpstart Our Business Startups Act of 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal year ended April 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We have adopted a code of ethics that applies to the Company’s directors, officers and employees, including the Chief Executive Officer and the Chief Financial Officer and any other persons performing similar functions. The text of our code of ethics, “Code of Business Ethics and Conduct,” has been posted on our website at http://investors.bazaarvoice.com/governance.cfm. We will provide a copy of the code of ethics without charge upon request to Corporate Secretary, Bazaarvoice, Inc., 3900 N. Capital of Texas Highway, Suite 300, Austin, Texas 78746-3211.

Additional information required by this item is incorporated by reference from our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the 2014 fiscal year, all of which information is hereby incorporated by reference in and made part of, this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the 2014 fiscal year, all of which information is hereby incorporated by reference in and made part of, this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the 2014 fiscal year, all of which information is hereby incorporated by reference in and made part of, this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the 2014 fiscal year, all of which information is hereby incorporated by reference in and made part of, this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the 2014 fiscal year, all of which information is hereby incorporated by reference in and made part of, this Annual Report on Form 10-K.

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

BAZAARVOICE, INC. (Registrant)

Date: June 26, 2014	By:	/s/ Gene Austin
Gene Austin
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gene Austin and James R. Offerdahl, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Bazaarvoice, Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ Gene Austin Gene Austin	Chief Executive Officer (principal executive officer)	June 26, 2014

/s/ James R. Offerdahl James R. Offerdahl	Chief Financial Officer (principal financial officer and principal accounting officer)	June 26, 2014

/s/ Neeraj Agrawal Neeraj Agrawal	Director	June 26, 2014

/s/ Sydney L. Carey Sydney L. Carey	Director	June 26, 2014

/s/ Dev C. Ittycheria Dev C. Ittycheria	Director	June 26, 2014

/s/ Brett A. Hurt Brett A. Hurt	Director	June 26, 2014

/s/ Thomas J. Meredith Thomas J. Meredith	Director	June 26, 2014

/s/ Christopher A. Pacitti Christopher A. Pacitti	Director	June 26, 2014

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger by and among the Registrant, PowerReviews, Inc., Peloton Acquisition Corp., Peloton Acquisition LLC, Shareholder Representative Services LLC, as representative of the stockholders of PowerReviews, Inc., and U.S. Bank National Association, as escrow agent dated May 24, 2012	S-1	333-182382	2.1	6/27/2012

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-176506	3.2	8/26/11

3.2	Amended and Restated Bylaws of the Registrant	S-1	333-176506	3.4	8/26/11

4.1	Specimen Common Stock Certificate of the Registrant	S-1	333-176506	4.1	11/17/2011

4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain stockholders, dated February 9, 2010	S-1	333-176506	4.2	8/26/11

4.3	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement among the Registrant and certain stockholders, dated February 9, 2010	S-1	333-176506	4.2.1	2/9/12

10.1+	Form of Indemnification Agreement for directors and officers	S-1	333-176506	10.1	8/26/11

10.2+	2005 Stock Plan, as amended	S-1	333-176506	10.2	2/9/12

10.3+	Form of Stock Option Agreement under 2005 Stock Plan	S-1	333-176506	10.3	8/26/11

10.4+	Form of Stock Option Agreement (Early Exercise) under 2005 Stock Plan	S-1	333-176506	10.4	8/26/11

10.5+	2012 Equity Incentive Plan	S-1	333-176506	10.5	2/9/12

10.6+	Form of Stock Option Award Agreement under 2012 Equity Incentive Plan	S-1	333-176506	10.6	2/9/12

10.7+	Form of Restricted Stock Unit Award Agreement under 2012 Equity Incentive Plan	S-1	333-176506	10.7	2/9/12

10.8+	Form of Restricted Stock Purchase Agreement under 2012 Equity Incentive Plan	S-1	333-176506	10.7.1	2/9/12

10.9+	2012 Employee Stock Purchase Plan	S-1	333-176506	10.8	2/9/12

10.10+	Offer of Employment between the Registrant and Gene Austin, dated April 15, 2013	10-K	001-35433	10.20	7/3/13

10.11+	Offer of Employment between the Registrant and Jim Offerdahl, dated January 23, 2013	10-Q	001-35433	10.3	3/14/13

10.12+	Offer of Employment between the Registrant and Bryan C. Barksdale, dated July 15, 2010	S-1	333-176506	10.13	8/26/11

10.13+	Offer of Employment between the Registrant and Ryan D. Robinson, dated April 2, 2012	10-K	001-35433	10.16	6/11/12

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.14+	Offer of Employment between the Registrant and Stephen R. Collins, dated August 13, 2010	S-1	333-176506	10.16	8/26/11

10.15+	Terms of Employment between the Registrant and Stephen Collins	10-Q	001-35433	10.4	3/14/13

10.16+	Board of Directors Offer Letter between the Registrant and Dev C. Ittycheria, dated November 5, 2009	S-1	333-176506	10.24	8/26/11

10.17+	Offer of Employment between the Registrant and Kelly Connery, dated February 7, 2012

10.18+	Promotion Letter to Kelly Connery from Registrant, dated December 6, 2013

10.19	Office Lease Agreement between the Registrant and 3900 San Clemente, L.P., dated July 15, 2009	S-1	333-176506	10.25	8/26/11

10.20	First Amendment to Lease Agreement between the Registrant and 3900 San Clemente, L.P., dated January 19, 2010	S-1	333-176506	10.26	8/26/11

10.21	Second Amendment to Lease Agreement between the Registrant and 3900 San Clemente, L.P., dated February 8, 2010	S-1	333-176506	10.27	8/26/11

10.22	Third Amendment to Lease Agreement between the Registrant and 3900 San Clemente, L.P., dated March 30, 2010	S-1	333-176506	10.28	8/26/11

10.23	Fourth Amendment to Lease Agreement between the Registrant and 3900 San Clemente, L.P., dated May 11, 2011	S-1	333-176506	10.29	8/26/11

10.24	Fifth Amendment to Lease Agreement between the Registrant and 3900 San Clemente, L.P., dated February 27, 2012	10-K	001-35433	10.23	6/11/2012

10.25	Sixth Amendment to Lease Agreement between the Registrant and 3900 San Clemente, L.P., dated January 31, 2014

10.26	Loan and Security Agreement between the Registrant and Comerica Bank, dated July 18, 2007	S-1	333-176506	10.30	8/26/11

10.27	First Amendment to Loan and Security Agreement between the Registrant and Comerica Bank, dated November 30, 2008	S-1	333-176506	10.31	8/26/11

10.28	Second Amendment to Loan and Security Agreement between the Registrant and Comerica Bank, dated July 20, 2009	S-1	333-176506	10.32	8/26/11

10.29	Third Amendment to Loan and Security Agreement between the Registrant and Comerica Bank, dated January 22, 2010	S-1	333-176506	10.33	8/26/11

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.30	Fourth Amendment to Loan and Security Agreement between the Registrant and Comerica Bank, dated September 27, 2010	S-1	333-176506	10.34	8/26/11

10.31	Fifth Amendment to Loan and Security Agreement between the Registrant and Comerica Bank, dated January 31, 2012	S-1	333-176506	10.34.1	2/9/12

10.32	Sixth Amendment to Loan and Security Agreement between the Registrant and Comerica Bank, dated June 19, 2012	S-1	333-182382	10.33	6/27/12
10.33	Seventh Amendment to Loan and Security Agreement between the Registrant, PowerReviews, LLC, Longboard Media, Inc. and Comerica Bank, dated November 5, 2012	10-Q	001-35433	10.1	3/14/13

10.34	Eighth Amendment to Loan and Security Agreement between the Registrant, PowerReviews, LLC, Longboard Media, Inc. and Comerica Bank, entered into as of June 6, 2013 and effective as of April 28, 2013	10-K	001-35433	10.35	7/3/13

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained on signature page hereto)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.
**	The financial information contained in these XBRL documents is unaudited and these are not the official publicly filed financial statements of Bazaarvoice, Inc. The purpose of submitting these XBRL documents is to test the related format and technology, and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.