Form 10-Q
period 2014-07-31
Bazaarvoice Inc
filed 2014-09-04
CIK 1330421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

The number of shares of the registrant’s common stock outstanding as of August 29, 2014 was 78,083,156.

Bazaarvoice, Inc.

Bazaarvoice, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share data)

(unaudited)

	July 31, 2014	April 30, 2014
Assets
Current assets:
Cash and cash equivalents	$24,704	$31,934
Restricted cash	500	604
Short-term investments	67,898	40,700
Accounts receivable, net of allowance for doubtful accounts of $2,432 and $2,324 as of July 31, 2014 and April 30, 2014, respectively	38,062	39,099
Prepaid expenses and other current assets	12,861	8,212
Assets held for sale	—	33,745

Total current assets	144,025	154,294
Property, equipment and capitalized internal-use software development costs, net	17,840	17,005
Goodwill	139,155	139,155
Acquired intangible assets, net	12,915	13,388
Other non-current assets	3,761	3,428

Total assets	$317,696	$327,270

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,777	$3,346
Accrued expenses and other current liabilities	26,417	27,071
Revolving line of credit	27,000	27,000
Deferred revenue	57,074	54,951
Liabilities held for sale	—	3,621

Total current liabilities	114,268	115,989
Deferred revenue less current portion	1,947	1,722
Deferred tax liability, long-term	1,670	1,730
Other liabilities, long-term	1,048	1,367

Total liabilities	118,933	120,808
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock – $0.0001 par value; 150,000,000 shares authorized, 78,271,861 shares issued and 78,021,861 shares outstanding as of July 31, 2014; 150,000,000 shares authorized, 77,887,663 shares issued and 77,637,663 shares outstanding at April 30, 2014	8	8
Treasury stock, at cost – 250,000 shares at July 31, 2014 and April 30, 2014	—	—
Additional paid-in capital	402,022	398,201
Accumulated other comprehensive income	373	328
Accumulated deficit	(203,640)	(192,075)

Total stockholders’ equity	198,763	206,462

Total liabilities and stockholders’ equity	$317,696	$327,270

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except net loss per share data)

(unaudited)

	Three Months Ended July 31,
	2014	2013
Revenue	$45,977	$40,319
Cost of revenue	16,356	12,117

Gross profit	29,621	28,202

Operating expenses:
Sales and marketing	20,995	20,996
Research and development	9,730	8,924
General and administrative	7,893	8,536
Acquisition-related and other	492	7,504
Amortization of acquired intangible assets	309	282

Total operating expenses	39,419	46,242

Operating loss	(9,798)	(18,040)

Other income (expense), net:
Interest income	6	66
Other expense	(504)	(63)

Total other income (expense), net	(498)	3

Loss from continuing operations before income taxes	(10,296)	(18,037)
Income tax expense (benefit)	12	(391)

Net loss from continuing operations	$(10,308)	$(17,646)
Income (loss) from discontinued operations, net of tax	(1,257)	278

Net loss applicable to common stockholders	$(11,565)	$(17,368)

Net loss per share applicable to common stockholders:
Continuing operations	$(0.13)	$(0.23)
Discontinued operations	(0.02)	—

Basic and diluted loss per share:	$(0.15)	$(0.23)

Basic and diluted weighted average number of shares outstanding	77,766	73,983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended July 31,
	2014	2013
Net loss from continuing operations	$(10,308)	$(17,646)
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustment	(2)	(61)
Unrealized gain (loss) on investments	47	(48)

Total other comprehensive gain (loss), net of tax	45	(109)

Comprehensive loss	$(10,263)	$(17,755)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance at April 30, 2014	77,888	$8	(250)	$—	$398,201	$328	$(192,075)	$206,462
Excess tax benefit related to stock-based expense	—	—	—	—	1	—	—	1
Stock-based expense	—	—	—	—	3,246	—	—	3,246
Exercise of stock options and vested restricted stock units	384	—	—	—	574	—	—	574
Change in foreign currency translation adjustment	—	—	—	—	—	(2)	—	(2)
Change in unrealized gain on investments	—	—	—	—	—	47	—	47
Net loss applicable to common stockholders	—	—	—	—	—	—	(11,565)	(11,565)

Balance at July 31, 2014	78,272	8	(250)	—	402,022	373	(203,640)	198,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended July 31,
	2014	2013
Operating activities:
Net loss	$(11,565)	$(17,368)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	2,810	3,476
Loss on disposal of discontinued operations, net of tax	1,537	—
Stock-based expense	3,246	4,008
Bad debt expense	601	566
Excess tax benefit related to stock-based expense	(1)	(90)
Other non-cash expense	169	82
Changes in operating assets and liabilities:
Accounts receivable	435	2,507
Prepaid expenses and other current assets	(145)	(356)
Other non-current assets	(319)	(523)
Accounts payable	208	(474)
Accrued expenses and other current liabilities	(2,388)	1,729
Deferred revenue	2,349	(2,432)
Other liabilities, long-term	(349)	(239)

Net cash used in operating activities	(3,412)	(9,114)
Investing activities:
Acquisitions, net of cash acquired, and purchase of intangible asset	—	(205)
Proceeds from sale of discontinued operations	25,500	—
Purchases of property, equipment and capitalized internal-use software development costs	(3,280)	(3,963)
Purchases of short-term investments	(38,858)	(25,161)
Proceeds from maturities of short-term investments	11,655	21,250
Proceeds from sale of short-term investments	—	16,018

Net cash provided by (used in) investing activities	(4,983)	7,939
Financing activities:
Proceeds from employee stock compensation plans	1,156	2,837
Excess tax benefit related to stock-based expense	1	90

Net cash provided by financing activities	1,157	2,927
Effect of exchange rate fluctuations on cash and cash equivalents	8	(57)

Net change in cash and cash equivalents	(7,230)	1,695
Cash and cash equivalents at beginning of period	31,934	25,045

Cash and cash equivalents at end of period	$24,704	$26,740

Supplemental disclosure of other cash flow information:
Cash paid for income taxes	$461	$357
Cash paid for interest	222	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

These Condensed Consolidated Statement of Cash Flows include combined cash flows from continuing operations along with discontinued operations.

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

2. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year end is April 30. References to fiscal year 2015, for example, refer to the fiscal year ending April 30, 2015.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company’s significant accounting policies and recent accounting pronouncements are described in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2014, filed on June 26, 2014. Therefore, these unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2014.

The condensed consolidated balance sheet data as of April 30, 2014 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on form 10-K for the fiscal year ended April 30, 2014, filed on June 26, 2014.

On July 2, 2014, the Company completed the sale of its PowerReviews business. The operating results of this business have been presented as discontinued operations for the three month periods ended July 31, 2013 and July 31, 2014. Certain prior year amounts have been reclassified to conform to the current year presentation as a result of discontinued operations (See Note 3). The statement of cash flows is reported on a combined basis without separately presenting cash flows from discontinued operations for all periods presented. All other disclosures and amounts in the notes to the condensed consolidated financial statements relate to the Company’s continuing operations, unless otherwise indicated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, income taxes, stock-based expense, accrued liabilities, useful lives of property and equipment and capitalized software development costs, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates made by management with respect to these items.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with GAAP, as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the three months ended July 31, 2014 are not necessarily indicative of results that may be expected for the fiscal year ending April 30, 2015 or any other period.

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

No single client accounted for 10% or more of accounts receivable as of July 31, 2014 or April 30, 2014. No single client accounted for 10% or more of total revenue for the three months ended July 31, 2014 or 2013.

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

Deferred Revenue

Deferred revenue consists of billings or payments in advance of revenue recognition and is recognized as revenue recognition criteria are met. The Company invoices clients in a variety of installments and, consequently, the deferred revenue balance does not represent the total contract value of its non-cancelable subscription agreements. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as non-current deferred revenue.

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

Short-term Investments

Short-term investments consist of U.S. Treasury securities and agency securities that are a guaranteed obligation of the U.S. Government and are classified as available-for-sale securities. The Company may or may not hold securities with stated maturities greater than one year until maturity. After consideration of its risks versus reward objectives, as well as its liquidity requirements, the Company may sell these securities prior to their stated maturities. As the Company views these securities as available to support current operations, it has classified all available-for-sale securities as short-term. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. For the periods presented, realized and unrealized gains and losses on short-term investments were not material. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other-than-temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment. There have been no impairment charges recognized related to short-term investments for the three months ended July 31, 2014 or 2013.

Restricted Cash

The Company’s restricted cash consists of a standby letter of credit under its Pledge and Security Agreement for corporate credit card services, secured by its money market account (See Note 9).

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

Derivative contracts were not material as of July 31, 2014 and April 30, 2014. The Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.

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

Goodwill, Intangible Assets, Long-Lived Assets and Impairment Assessments

The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during the fourth quarter or more often if and when circumstances indicate that goodwill may not be recoverable (See Note 6).

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

The Company evaluates the recoverability of its long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value (See Note 7).

Stock-Based Expense

The Company records stock-based expense based upon the fair value for all stock options, restricted stock units and restricted stock awards issued to all persons to the extent that such options vest. The fair value of restricted stock units and restricted stock awards is based on the number of shares granted and the closing price of our common stock on the date of grant. The fair value of stock options is calculated by the Black-Scholes option pricing model.

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

There have been no significant changes or updates to the Company’s significant accounting policies disclosed in its Annual report on Form 10-K the fiscal year ended April 30, 2014, filed on June 26, 2014.

Recent Accounting Pronouncements

Stock-based expense

In June 2014, the FASB issued Accounting Standards Update 2014-12, “Accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period,” (“ASU 2014-12”) which requires performance-based awards with a performance target that affects vesting and that could be achieved after an employee completes the requisite service period to be accounted for as a performance condition. If performance targets are clearly defined and it is probable that the performance condition will be achieved, stock-based expense should be recognized over the remaining requisite service period. This guidance will be effective for fiscal year ending April 30, 2017 with early adoption permitted. The Company is currently evaluating the impact of this standards update on the Company’s condensed consolidated financial statements.

Revenue

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”) which provides updated, comprehensive revenue recognition guidance for contracts with customers, including a new principles-based five step framework that eliminates much of the industry-specific guidance in current accounting literature. Under ASU 2014-09, revenue recognition is based on a core principle that companies recognize revenue in an amount consistent with the consideration it expects to be entitled to in exchange for the transfer of goods or services. The standards update also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of recognized revenue. This guidance will be effective for fiscal year ending April 30, 2018 and may be applied on either a full or modified retrospective basis, with early adoption not permitted. The Company is currently evaluating the impact of this standards update on the Company’s condensed consolidated financial statements.

Discontinued Operations

In April 2014, the FASB issued Accounting Standards Update 2014-08, “Reporting of Discontinued Operations and Disclosures of Disposals of Components of an entity,” (“ASU 2014-08”) which changes the criteria for determining which disposals can be presented as discontinued operations and requires new disclosures for individually significant dispositions that do not quality as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2014, with early adoption permitted for transactions that have not been reported in financial statements previously issued or available for issuance. The standard will be effective for the fiscal year ending April 30, 2016. The standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

3. Discontinued Operations

On June 12, 2012, the Company acquired PowerReviews, a provider of social commerce solutions based in San Francisco, California. The total consideration paid for this transaction was $150.8 million, including the issuance of 6.4 million shares of the Company’s common stock and assumption of vested and unvested options to purchase the common stock of PowerReviews equivalent to options to purchase 1.7 million shares of the Company’s common stock, but excluding the potential cash proceeds that may arise from the exercise of these assumed options. On January 10, 2013, the DOJ filed a complaint against the Company with the U.S. District Court for the Northern District of California, San Francisco Division (the “Court”), alleging that the Company’s acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18 and seeking the Company’s divestiture of assets sufficient to create a competing business that can replace the competitive significance of PowerReviews in the marketplace. On January 8, 2014, the Court ruled that the Company’s acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18. On June 4, 2014, the Company entered into a definitive agreement to divest PowerReviews, LLC (“PowerReviews”), the successor to PowerReviews, to Wavetable Labs, LLC (“Wavetable”) for $30.0 million in cash, $4.5 million of which is to be held in escrow as partial security for the Company’s indemnification obligations under the definitive agreement. Any reduction in proceeds of the escrow would be recorded as an additional loss. The terms of this transaction were approved by the DOJ on June 26, 2014, and the transaction was completed on July 2, 2014. Wavetable subsequently changed its name to PowerReviews. As a result of the foregoing, PowerReviews revenues, related expenses and loss on disposal, net of tax, are components of “loss from discontinued operations” in the Condensed Consolidated Statements of Operations. As of April 30, 2014, on the Condensed Consolidated Balance Sheets, the assets and liabilities of the discontinued operations of PowerReviews were presented as ‘Assets held for sale’ and ‘Liabilities held for sale,’ respectively. The statement of cash flows is reported on a combined basis without separately presenting cash flows from discontinued operations for all periods presented.

The Company incurred a total loss on the disposal of the PowerReviews business of $10.7 million; of which, $9.2 million was recognized as an estimated loss on disposal of discontinued operations during the three months ended April 30, 2014. The additional $1.5 million loss was primarily caused by a decrease of $0.5 million in estimated cash proceeds and incremental transaction costs of $0.4 million. The Company recognized the additional loss of $1.5 million in the current quarter.

Summarized results from discontinued operations were as follows (in thousands):

	Three Months Ended July 31,
	2014	2013
Revenues from discontinued operations	$2,535	$4,252

Income from discontinued operations before income taxes	$303	$446
Income tax expense	23	168

Net income from discontinued operations	280	278
Loss on disposal of discontinued operations, net of tax	(1,537)	—

Net income (loss) from discontinued operations, net of tax	$(1,257)	$278

The carrying amounts of the major classes of assets and liabilities of discontinued operations were as follows (in thousands):

	July 2, 2014	April 30, 2014
ASSETS:
Restricted cash	$104	$—
Accounts receivable, net	1,097	1,036
Prepaid expenses and other current assets	48	49

Total current assets	1,249	1,085
Property and equipment, net	37	37
Goodwill	9,002	9,002
Acquired intangible assets, net	32,813	32,813

Total assets	$43,101	$42,937

LIABILITIES:
Accounts payable	$76	$221
Accrued expenses and other current liabilities	823	895
Deferred revenue	2,230	2,505

Total Liabilities	$3,129	$3,621

The Company recorded a loss on the disposal of discontinued operations of $1.5 million, net of tax, in the current quarter which was calculated as follows (in thousands):

Cash consideration	$30,000
Less:
Basis in net assets as of July 2, 2014	39,972
Costs incurred directly attributable to the transaction	1,039

Loss before income taxes	(11,011)
Income tax benefit	(282)

Loss on disposal of discontinued operations, net of taxes	(10,729)
Loss on disposal of discontinued operations, net of taxes, previously recognized	9,192

Loss on disposal of discontinued operations, net of tax, recognized in current period	$(1,537)

The carrying amount of assets held for sale in the condensed consolidated balance sheet was calculated as follows (in thousands):

April 30, 2014
Total assets of discontinued operations	$42,937
Estimated loss on disposal of discontinued operations, net of tax	(9,192)

Assets held for sale	$33,745

The sale of the PowerReviews business was completed on July 2, 2014; as such, there were no assets held for sale as of July 31, 2014. The $4.5 million held in escrow is recorded as a receivable in “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheet as of July 31, 2014.

4. Fair Value of Financial Assets and Liabilities

The following table summarizes the Company’s cash and cash equivalents as of July 31, 2014 and April 30, 2014 (in thousands):

	July 31, 2014	April 30, 2014
Demand deposit accounts	$21,674	$24,721
Money market funds	1,442	6,971
Certificates of deposit	—	242
Municipal bonds	887	—
U.S. Treasury bills	701	—

Total cash and cash equivalents	$24,704	$31,934

The following table summarizes the Company’s short-term investments as of July 31, 2014 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$7,230	$1	$(7)	$7,224
Municipal bonds	3,377	31	(1)	3,407
Commercial paper	5,997	—	(1)	5,996
U.S. Treasury notes	51,258	14	(1)	51,271

Total short-term investments	$67,862	$46	$(10)	$67,898

The following table summarizes the Company’s short-term investments as of April 30, 2014 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$7,466	$17	$(9)	$7,474
U.S. Treasury notes	33,226	2	(2)	33,226

Total short-term investments	$40,692	$19	$(11)	$40,700

All short-term investments had original maturity dates of less than 12 months at July 31, 2014 and April 30, 2014. Realized gains and losses from the sale of short-term investments were not material for the three months ended July 31, 2014 and 2013.

The following table summarizes the fair value of the Company’s financial assets and liabilities that were measured on a recurring basis as of July 31, 2014 and April 30, 2014 (in thousands):

	Fair Value Measurements at July 31, 2014				Fair Value Measurements at April 30, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$1,442	$—	$—	$1,442	$6,971	$—	$—	$6,971
Certificates of deposit	—	—	—	—	242	—	—	242
Municipal bonds	—	887	—	887	—	—	—	—
U.S. Treasury bills	701	—	—	701	—	—	—	—

Total cash equivalents	2,143	887	—	3,030	7,213	—	—	7,213

Restricted cash	500	—	—	500	604	—	—	604
Short-term investments:
Certificates of deposit	—	7,224	—	7,224	—	7,474	—	7,474
Municipal bonds	—	3,407	—	3,407	—	—	—	—
Commercial paper	—	5,996	—	5,996	—	—	—	—
U.S. Treasury notes	51,271	—	—	51,271	33,226	—	—	33,226

Total short-term investments	51,271	16,627	—	67,898	33,226	7,474	—	40,700

Total assets	$53,914	$17,514	$—	$71,428	$41,043	$7,474	$—	$48,517

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

5. Business Combinations

On April 15, 2014, during the fourth quarter of fiscal year 2014, the Company acquired FeedMagnet Inc. (“FeedMagnet”) for $9.3 million in cash. FeedMagnet was a privately-owned social media curation company that enables brands to collect, curate and display consumer-generated images, video and social content on their websites and other marketing properties. The Company accounted for the FeedMagnet acquisition using the acquisition method of accounting. As of July 31, 2014, the Company did not record any adjustments to the preliminary purchase price allocation.

6. Goodwill

As of July 31, 2014 and April 30, 2014, the Company had goodwill in the amount of $139.2 million. The Company assesses goodwill for impairment annually in the fourth fiscal quarter, or more frequently if other indicators of potential impairment arise. There were no potential indicators of impairment as of July 31, 2014.

7. Acquired Intangible Assets, net

Acquired intangible assets, net, as of July 31, 2014 and April 30, 2014 for continuing operations are as follows (in thousands):

	July 31, 2014			April 30, 2014
	Gross Fair	Accumulated	Net Book	Gross Fair	Accumulated	Net Book
	Value	Amortization	Value	Value	Amortization	Value
Customer relationships	$11,835	$(1,993)	$9,842	$11,835	$(1,684)	$10,151
Developed technology	3,265	(192)	3,073	3,265	(28)	3,237

Total	$15,100	$(2,185)	$12,915	$15,100	$(1,712)	$13,388

Acquired intangible assets, net, as of April 30, 2014 for discontinued operations are as follows (in thousands):

	April 30, 2014
	Gross Fair	Accumulated		Net Book
	Value	Amortization	Impairment	Value
Customer relationships	$39,966	$(7,463)	$(2,354)	$30,149
Developed technology	5,400	(3,390)	(146)	1,864
Domain name (indefinite useful life)	800	—	—	800

Total	$46,166	$(10,853)	$(2,500)	$32,813

The sale of the PowerReviews business was completed on July 2, 2014; as such, there were no acquired intangible assets, net, for discontinued operations as of July 31, 2014.

The amortization of customer relationships is recorded as amortization expense and the amortization for developed technology is amortized to cost of revenue.

The following table presents our estimate of future amortization expense for definite-lived intangible assets (in thousands):

Fiscal period:	Amount
Remaining nine months of Fiscal year 2015	1,418
Fiscal year 2016	1,890
Fiscal year 2017	1,890
Fiscal year 2018	1,890
Fiscal year 2019	1,856
Thereafter	3,971

8. Income Taxes

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

The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items occurring in the period. For continuing operations, the Company’s effective tax rate for the three months ended July 31, 2014 was (0.1) percent compared to 2.2 percent for the three months ended July 31, 2013. During the three months ended July 31, 2014, the foreign and state income tax expense was primarily offset by the income tax benefit from the Texas state research and development credit. During the three months ended July 31, 2013, an additional benefit of $0.4 million was recorded as a discrete item related to the 2013 Texas state research and development credit which was enacted in the quarter.

9. Debt

On July 18, 2007, the Company entered into a loan and security agreement (“Loan Agreement”) with a financial institution, which was most recently amended in June 2013. As amended, the Loan Agreement provides for a revolving line of credit with a borrowing capacity of up to the lesser of (a) $30.0 million or (b) 100% of eligible monthly service fees as defined in the Loan Agreement, inclusive of any amounts outstanding under the $2.7 million sublimit for corporate credit card and letter of credit services. The revolving line of credit expires on January 31, 2015 with all advances immediately due and payable. The revolving line of credit bears interest at the prime based rate as defined in the Loan Agreement except during any period of time during which, in accordance with the Loan Agreement, the line bears interest at the daily adjusting LIBOR rate plus 2.5%. Borrowings under the revolving line of credit are collateralized by substantially all assets of the Company and of its U.S. subsidiaries. The Loan Agreement contains certain financial covenants. As of July 31, 2014 and April 30, 2014, the Company had drawn down $1.6 million in the form of letter of credits as security deposits for its leased corporate headquarters. On February 21, 2014, the Company drew down $27.0 million of its unused balance of the revolving line of credit. The outstanding loan balance is subject to all terms and conditions described above in the Loan Agreement and its subsequent amendments. The unused balance of the revolving line of credit was $1.4 million as of July 31, 2014 and April 30, 2014. The Company was in compliance with all financial covenants as of July 31, 2014 and April 30, 2014.

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

10. Net Loss Per Share Applicable to Common Stockholders

The following table sets forth the computations of net loss per share applicable to common stockholders for the three months ended July 31, 2014 and 2013, respectively (in thousands, except net loss per share data):

	Three Months Ended July 31,
	2014	2013
Net loss from continuing operations	$(10,308)	$(17,646)
Net income (loss) from discontinued operations, net of tax	(1,257)	278

Net loss applicable to common stockholders	$(11,565)	$(17,368)

Basic and diluted loss per share
Continuing operations	$(0.13)	$(0.23)
Discontinued operations	(0.02)	—

Basic and diluted loss per share:	$(0.15)	$(0.23)

Basic and diluted weighted average number of shares outstanding	77,766	73,983
Potentially dilutive securities (1):
Outstanding stock options	922	2,987
Restricted shares	170	188

(1)	The impact of potentially dilutive securities on earnings per share is anti-dilutive in a period of net loss.

11. Commitments and Contingencies

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

On June 12, 2012, the Company acquired PowerReviews, Inc. (“PowerReviews”), a provider of social commerce solutions based in San Francisco, California. The total consideration paid for this transaction was $150.8 million, including the issuance of 6.4 million shares of the Company’s common stock and assumption of vested and unvested options to purchase the common stock of PowerReviews equivalent to options to purchase 1.7 million shares of the Company’s common stock, but excluding the potential cash proceeds that may arise from the exercise of these assumed options. On January 10, 2013, the U.S. Department of Justice (the “DOJ”) filed a complaint against the Company with the U.S. District Court for the Northern District of California, San Francisco Division (the “Court”), alleging that the Company’s acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18 and seeking the Company’s divestiture of assets sufficient to create a competing business that can replace the competitive significance of PowerReviews in the marketplace. On January 8, 2014, the Court ruled that the Company’s acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18. On April 24, 2014, the Company entered into a Joint Stipulation with the DOJ to resolve the DOJ’s claims in the antitrust action challenging the acquisition of PowerReviews and, together with the DOJ, the Company submitted a proposed order to the Court (the “Order”). Under the terms of the Joint Stipulation and the Order, the Company was required to divest all of the assets of the PowerReviews business. On June 4, 2014, the Company entered into a definitive agreement to divest PowerReviews, LLC, the successor to PowerReviews, to Wavetable Labs, LLC (“Wavetable”) for $30.0 million in cash, $4.5 million of which is to be held in escrow as partial security for the Company’s indemnification obligations under the definitive agreement. The terms of this transaction were approved by the DOJ on June 26, 2014, and the transaction was completed on July 2, 2014. Wavetable subsequently changed its name to PowerReviews. As a result of the foregoing, PowerReviews revenues, related expenses and loss on disposal, net of tax, are components of “loss from discontinued operations” in the Condensed Consolidated Statement of Operations. On the Condensed Consolidated Balance Sheets, the assets and liabilities of the discontinued operations of PowerReviews have been presented as ‘Assets held for sale’ and ‘Liabilities held for sale,’ respectively. The statement of cash flows is reported on a combined basis without separately presenting cash flows from discontinued operations.

The Company realized a total loss on the disposal of PowerReviews of $10.7 million; of which, $9.2 million was recognized as an estimated loss on disposal of discontinued operations during the fiscal year ended April 30, 2014. The Company recognized the incremental loss of $1.5 million in the current fiscal quarter (See Note 3).

On March 12, 2013, a purported shareholder derivative action was filed in the Texas State District Court for Travis County, Texas against certain of the Company’s officers and directors, former officers and directors, and against the Company as nominal defendant. The original petition in this matter alleged claims purportedly on behalf of the Company against the individual defendants for corporate waste, breaches of fiduciary duties and breaches of the Company’s corporate policies in connection with the acquisition of PowerReviews and certain of the Company’s officers’ and directors’ sales of shares of the Company’s stock. The original petition requested declaratory judgment, a disgorgement of $91.4 million in proceeds received from such sales of the Company’s stock, unspecified damages on behalf of the Company, reasonable attorneys’, accountants’ and experts’ fees, and equitable relief. On October 23, 2013, the court granted a motion filed by the Company and individual defendants and ruled that the plaintiff’s original petition failed to allege particularized facts sufficient to excuse plaintiff from making pre-suit demand on the Company’s Board of Directors. The court ordered the plaintiff to file an amended complaint within 30 days setting forth particularized facts sufficient to excuse demand. On November 22, 2013, the plaintiff filed its amended petition, which again asserted claims for corporate waste, breaches of fiduciary duties and breaches of the Company’s corporate policies in connection with the acquisition of PowerReviews and certain of the Company’s officers’ and directors’ sales of shares of the Company’s stock. The court stayed the lawsuit and its ruling on the motion for summary judgment to allow the parties to participate in mediation. On July 9, 2014, the parties attended mediation and agreed to preliminary settlement terms, subject to board approval, court approval, and notice to the Company’s shareholder. The Company does not expect the settlement to have a material impact on the Company’s condensed consolidated financial statements.

As of July 31, 2014, the Company was in the process of assessing the sales tax status of the Bazaarvoice enterprise service offering with sales tax agencies in certain states in which it operates. Based on the limited information received from certain of these states, the Company cannot determine with certainty the historical time period for which these services were taxable, and, for certain states, which of its service offerings and features these states may determine to be subject to state sales tax. The Company currently estimates that its liability, net of amounts to be recovered from clients, will be between $2.8 million and $3.3 million. The Company has accrued a liability of $3.1 million, representing the best estimate of the amount within this range that will probably be incurred to settle these obligations. The estimated range includes continuing to execute its action plan for recovering these amounts due from the Company’s clients. If it is determined that the time period in which the products are taxable or the portion of the Company’s product offering subject to state sales tax is greater than that used to determine the accrual as of July 31, 2014, or if there are changes in our underlying assumptions, then the actual liability incurred will likely approach the higher end of the current estimated range.

12. Subsequent Events

On August 20, 2014, the Company was informed that the DOJ is investigating whether the Company retained any PowerReviews technology in violation of the Joint Stipulation and Order. Due to the early stage of this investigation, it is not possible to reliably predict the outcome. The Company cannot currently estimate what, if any, possible loss or range of loss could result from the investigation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended April 30, 2014, filed on June 26, 2014, which discuss our business in greater detail.

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

Since our inception in May 2005, we have experienced revenue growth primarily driven by our active clients. In order to take advantage of our growth opportunity and to provide high levels of client service, we have expanded our number of full-time employees since the fiscal year following our IPO. We believe our growth is further illustrated by SaaS impressions served, which we define as single instances of online word of mouth delivered to an end user’s web browser, as this metric measures the reach of our network to a consumer audience.

The following table summarizes measures of our growth from continuing operations for the first quarter of fiscal year 2015 compared to the first quarter of fiscal year 2014:

	Three Months Ended July 31,
	2014	2013
Revenue (in thousands)	$45,977	$40,319
Number of active clients (period end) (1)	1,197	922
Full-time employees (period end) (2)	787	776
SaaS impressions served (in millions) (3)	61,260	45,973

(1)	Beginning as of our fourth quarter of fiscal year 2014, we define an active client as an organization from which we are currently recognizing recurring revenue. We count organizations that are closely related as one client, even if they have signed separate contractual agreements. We believe that our ability to increase our active client base is a leading indicator of our ability to grow revenue. Further, due to the presentation of the PowerReviews business as discontinued operations, we have separated our active clients into two categories: 1) active clients from continuing operations and 2) active clients from discontinued operations. As a result of this analysis, each category could include a common client who may have organizations for which we recognized recurring revenue that have separate signed contractual agreements. All periods prior to the fourth quarter of fiscal 2014 have been revised to conform to this definition of an active client from continuing operations.
(2)	Included in full-time employees for three months ended July 31, 2013 are 28 full-time employees attributable to discontinued operations of PowerReviews.
(3)	The number of SAAS impressions for the three months ended July 31, 2014 and 2013 are exclusive of impressions served on either the PowerReviews enterprise platform or the Express platform.

For the three months ended July 31, 2014, through the continued enhancement and expansion of our social commerce platform, we achieved continued growth as compared to the three months ended July 31, 2013 in the number of active clients. Our revenue from continuing operations was $46.0 million for the three months ended July 31, 2014, which represented a 14.0% increase from the three months ended July 31, 2013.

For the remainder of fiscal year 2015, we plan to continue to invest for long-term growth. We expect to continue the enhancement of our platforms by developing new solutions, adding new features and functionality and expanding the potential applications of our existing solutions. We also plan to continue our investments in research and development and to pursue strategic acquisitions of complementary businesses and technologies that will enable us to continue to drive growth in the future.

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

	Three Months Ended July 31,
	2014	2013
	(in thousands, except number of clients and client retention rate)
Revenue:
SaaS	$44,324	$38,863
Media	1,653	1,456

Total revenue	$45,977	$40,319

Cash flow used in operations	$(3,412)	$(9,114)
Number of active clients (period end)	1,197	922
SaaS revenue per active client (1)	$38.0	$43.0
Active client retention rate (2)	94.8%	97.5%
Total revenue per employee (3)	$58.9	$53.7

(1)	Calculated based on the average number of active clients for the period on a quarterly basis from continuing operations.
(2)	Calculated based on active client retention over a three month period from continuing operations.
(3)	Calculated based on the average number of full-time employees for the period on a quarterly basis. For the purpose of this calculation, we have excluded full-time employees attributable to discontinued operations of PowerReviews for the three months ended July 31, 2013. Full-time employees as of July 31, 2014 does not include PowerReviews employees.

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

Number of Active Clients

Beginning with our fourth quarter of fiscal year 2014, we define an active client as an organization from which we are recognizing recurring revenue, and we count organizations that are closely related as one client, even if they have signed separate contractual agreements. We believe that our ability to increase our active client base is a leading indicator of our ability to grow revenue.

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

Key Components of Our Condensed Consolidated Statements of Operations

Revenue

We generate revenue principally from fixed commitment subscription contracts under which we provide clients with various services, including access to our hosted software platforms. We sell these services under contractual agreements for service terms that are generally one year in length. Clients typically commit to fixed rate fees for the service term. Revenue from these agreements is recognized ratably over the period of service and any revenue that does not meet recognition criteria is recorded as deferred revenue on our balance sheet. We invoice clients on varying billing cycles, including annually, quarterly and monthly; therefore, our deferred revenue balance does not represent the total contract value of our non-cancelable subscription agreements. Fees payable under these agreements are due in full within 30 to 90 days of invoicing and non-refundable regardless of the actual use of the service and contain no general rights of return. No single client accounted for more than 10.0% of our revenue for the three months ended July 31, 2014 and 2013.

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

Sales and marketing. Sales and marketing expenses consist primarily of personnel costs for our sales, marketing and business development employees and executives, including salaries, benefits, stock-based expense, bonuses and commissions earned by our sales personnel. Sales and marketing also includes contingent consideration resulting from the acquisition of Longboard Media. Also included are non-personnel costs such as professional fees, an allocation of our general overhead expenses and the costs of our marketing and brand awareness programs. Our marketing programs include our Social Summits, regional user groups, corporate communications, public relations and other brand building and product marketing expenses. We expense sales commissions when a client contract is executed because we believe our obligation to pay a sales commission arises at that time. We plan to continue investing in sales and marketing by increasing the number of direct sales personnel, expanding our domestic and international sales and marketing activities, and focusing our marketing efforts on direct sales support and pipeline generation, which we believe will enable us to add new clients and increase penetration within our existing client base. We expect that in the foreseeable future, sales and marketing expenses may decrease as a percentage of revenue but will continue to be our largest operating cost.

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

Acquisition-related and other. Acquisition-related and other expenses consist of costs incurred related to the acquisition of FeedMagnet and Longboard Media and include legal, banking, accounting and other advisory fees of third parties. Included in acquisition costs are legal and advisory fees for the U.S. Department of Justice suit related to our acquisition of PowerReviews. All other legal and advisory expenses related to our acquisition and completed divestiture of PowerReviews are now included as a component of “loss from discontinued operations, net of tax.” We expect to incur ongoing costs to comply with our obligations resulting from the divestiture of PowerReviews.

Amortization of acquired intangible assets. The amortization of acquired intangible assets represents amortization of acquired customer relationship intangible assets from FeedMagnet and Longboard Media. Due to the presentation of PowerReviews as discontinued operations, all intangible assets related to the acquisition of PowerReviews have been included in “assets held for sale” and the related amortization expenses of these intangible assets for prior reporting periods are now included as a component of “loss from discontinued operations, net of tax.”

Other Income (Expense), Net

Other income (expense) consists primarily of interest income, interest expense related to our revolving line of credit, foreign exchange gains and losses and the resulting gain or loss from foreign exchange contracts. Interest income represents interest received on our cash and investments of proceeds received from our initial public offering and follow-on offering. Foreign exchange gains and losses arise from revaluations of foreign currency denominated monetary assets and liabilities and are partially offset by the change in market value of our foreign exchange contracts.

Income Tax Expense (Benefit)

As a result of our current net operating loss position in the United States, income tax expense consists primarily of corporate income taxes resulting from profits generated in foreign jurisdictions by wholly-owned subsidiaries, along with state income taxes payable in the United States. We expect our income tax expense to increase in the future if we become profitable both in the United States and in foreign jurisdictions.

Results of Operations

The following tables set forth our results of operations for the specified periods. The period-to-period comparisons of results of operations are not necessarily indicative of results for future periods.

Consolidated Statements of Operations Data:

	Three Months Ended July 31,
	2014	2013
	(in thousands)
Revenue	$45,977	$40,319
Cost of revenue (1)	16,356	12,117

Gross profit	29,621	28,202
Operating expenses:
Sales and marketing (1)	20,995	20,996
Research and development (1)	9,730	8,924
General and administrative (1)	7,893	8,536
Acquisition-related and other	492	7,504
Amortization of acquired intangible assets	309	282

Total operating expenses	39,419	46,242

Operating loss	(9,798)	(18,040)

Total other income (expense), net	(498)	3

Loss from continuing operations before income taxes	(10,296)	(18,037)
Income tax expense (benefit)	12	(391)

Net loss from continuing operations	$(10,308)	$(17,646)

Other Financial Data:
Adjusted EBITDA from continuing operations (2)	$(5,280)	$(5,306)

(1) Includes stock-based expense as follows:
Cost of revenue	$314	$318
Sales and marketing	944	1,227
Research and development	647	805
General and administrative	1,217	1,457

(2)	We define Adjusted EBITDA from continuing operations (“Adjusted EBITDA”) as generally accepted accounting principles (“GAAP”) net loss from continuing operations adjusted for stock-based expense, contingent considerations related to acquisition, adjusted depreciation and amortization (which excludes amortization of capitalized internal-use software development costs), integration and other costs related to acquisitions, other non-business costs and benefits, income tax expense and other (income) expense, net. Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP.

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

The following table presents a reconciliation of net loss from continuing operations, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated.

	Three Months Ended July 31,
	2014	2013
	(in thousands)
GAAP net loss from continuing operations	$(10,308)	$(17,646)
Stock-based expense	3,122	3,807
Contingent consideration related to acquisition (1)	—	370
Adjusted depreciation and amortization	1,334	1,053
Acquisition-related and other expense	492	7,504
Other stock-related expense (2)	(430)	—
Income tax expense (benefit)	12	(391)
Total other expense (income), net	498	(3)

Adjusted EBITDA from continuing operations	$(5,280)	$(5,306)

(1) Contingent consideration related to acquisition includes the following:
Contingent consideration included in compensation expense
General and administrative	—	185
Sales and marketing	—	185

Contingent consideration related to acquisition	$—	$370

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

(2)	Other stock-related expense represents an estimated liability for taxes and related items in connection with our treatment of certain stock option grants. Since the estimated liability directly relates to stock option grants and as stock-based expenses are consistently excluded from our non-GAAP financial measures, we have excluded this estimated liability. During the three months ended July 31, 2014, the Company recorded a benefit of $0.4 million due to a reduction of this estimated liability.

The following table sets forth our results of operations for the specified periods as a percentage of revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

Consolidated Statements of Operations Data:

	Three Months Ended July 31,
	2014	2013
Revenue	100.0%	100.0%
Cost of revenue (1)	35.6	30.1

Gross profit	64.4	69.9
Operating expenses:
Sales and marketing (1)	45.6	52.0
Research and development (1)	21.1	22.1
General and administrative (1)	17.2	21.2
Acquisition-related and other	1.1	18.6
Amortization of acquired intangible assets	0.7	0.7

Total operating expenses	85.7	114.6

Operating loss	(21.3)	(44.7)

Total other income (expense), net	(1.1)	—

Loss from continuing operations before income taxes	(22.4)	(44.7)
Income tax expense (benefit)	—	(0.9)

Net loss from continuing operations	(22.4)%	(43.8)%

Other Financial Data:
Adjusted EBITDA from continuing operations(2)	(11.5)%	(13.2)%

(1) Includes stock-based expense as follows:
Cost of revenue	0.7%	0.8%
Sales and marketing	2.1	3.0
Research and development	1.4	2.0
General and administrative	2.6	3.6

(2)	We define Adjusted EBITDA from continuing operations as GAAP net loss from continuing operations adjusted for stock- based expense, contingent consideration related to acquisition, adjusted depreciation and amortization (which excludes amortization of capitalized internal-use software development costs), integration and other costs related to acquisitions, other non-business costs and benefits, income tax expense and other (income) expense, net. See Note (2) to the Consolidated Statement of Operations Data of this Quarterly Report on Form 10-Q for a reconciliation of net loss to Adjusted EBITDA from continuing operations.

Comparison of the Three Months Ended July 31, 2014 and 2013

Revenue

	Three Months Ended July 31,
	2014	2013	% Change
	(dollars in thousands)
Revenue	$45,977	$40,319	14.0%

Our revenue increased by $5.7 million, or 14.0%, for the three months ended July 31, 2014 compared to the three months ended July 31, 2013. Included in this increase was an increase in SaaS revenue of $5.5 million and an increase in Media revenue of $0.2 million. Of the $5.5 million increase in SaaS revenue, $4.1 million was generated from new clients utilizing our platform and solutions during the period. The remaining $1.4 million increase was generated from existing clients due to increased subscriptions of our products and offerings and a one time termination fee from an existing client. For the three months ended July 31, 2014, our active client retention rate was 94.8%, and SaaS revenue per active client (in thousands) was $38.0, compared to an active client retention rate of 97.5% and SaaS revenue per active client (in thousands) of $43.0 for the three months ended July 31, 2013. For the three months ended July 31, 2014, our client retention rate was lower as we reduced our client count by 23 clients which represents an adjustment for previous fiscal quarters due to Connections only clients who converted to a “Freemium’ model and clients from the Shopzilla asset purchase which were a part of the PowerReviews divestiture. Further, the reduction in the client count also included certain clients from our FeedMagnet acquisition whose contracts expired. The annual subscription fees for these clients were not significant. Our client retention rates can be impacted due to a variety of reasons including, but not limited to, non-renewals, renewals at less favorable terms, and the cyclical and discretionary nature of marketing and advertising spending.

Cost of Revenue and Gross Profit Percentage

	Three Months Ended July 31,
	2014	2013	% Change
	(dollars in thousands)
Cost of revenue	$16,356	$12,117	35.0%
Gross profit	29,621	28,202	5.0
Gross profit percentage	64.4%	69.9%

Cost of revenue increased $4.2 million, or 35.0%, for the three months ended July 31, 2014 compared to the three months ended July 31, 2013. This increase was primarily due to increases of $1.6 million in costs associated with hosting services due to an increase in the volume of impressions and $0.4 million in amortization of capitalized internal-use software development costs. Additional increases include $1.3 million in personnel-related expenses, $0.2 million in professional fees and $0.5 million in travel and allocated overhead expenses. Our cost of revenue for the three months ended July 31, 2014 includes $0.2 million of amortization of developed technology acquired from FeedMagnet.

Operating Expenses

	Three Months Ended July 31,
	2014		2013
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Sales and marketing	$20,995	45.6%	$20,996	52.0%	—%
Research and development	9,730	21.1	8,924	22.1	9.0
General and administrative	7,893	17.2	8,536	21.2	(7.5)
Acquisition-related and other	492	1.1	7,504	18.6	(93.4)
Amortization of acquired intangible assets	309	0.7	282	0.7	9.6

Total operating expenses	$39,419	85.7%	$46,242	114.6%	(14.8)%

Sales and marketing. Sales and marketing expenses stayed constant at $21.0 million for the three months ended July 31, 2014 compared to the three months ended July 31, 2013. For the three months ended July 31, 2014, personnel-related expenses decreased by $0.7 million due to a decrease in head count and professional services also decreased by $0.6 million. These decreases were offset by a $1.1 million increase in marketing expenses as we hosted our annual marketing event “Bazaarvoice Summit” for current and prospective clients during the three months ended July 31, 2014 and a $0.2 million increase in travel and other expenses associated with the event. The Company hosted the last “Bazaarvoice Summit” in March 2013.

Research and development. Research and development expenses increased $0.8 million, or 9.0%, for the three months ended July 31, 2014 compared to the three months ended July 31, 2013. This increase was primarily due to an increase in professional fees of $0.6 million resulting from an increased use of third party contractor resources to supplement our research and development efforts and training programs and a $0.2 million increase in allocated overhead expenses.

General and administrative. General and administrative expenses decreased $0.6 million, or 7.5%, for the three months ended July 31, 2014 compared to the three months ended July 31, 2013. Personnel-related expenses increased by $0.7 million due to an increase in head count. This increase was offset by a decrease of $0.8 million in professional services. A decrease of $0.2 million in facility-related expenses was partially offset by an increase of $0.1 million in bad debt expense. During the three months ended July 31, 2014, we recorded a benefit of $0.4 million due to a reduction in our estimated liability recorded in fiscal year 2013 in connection with our treatment of certain stock option grants.

Acquisition-related and other. Acquisition-related and other expenses decreased $7.0 million, or 93.4%, for the three months ended July 31, 2014 compared to the three months ended July 31, 2013. This decrease was primarily due to the completion of the divestiture of PowerReviews. We incurred $0.5 million in legal fees for the three months ended July 31, 2014 primarily for the shareholder derivative action filed in connection with the acquisition of PowerReviews. For the three months ended July 31, 2013, we incurred $7.5 million in legal and advising fees primarily due to the U.S. Department of Justice suit related to our acquisition of PowerReviews.

Amortization of acquired intangibles. The amortization of acquired intangible assets represents amortization of acquired customer relationship and developed technology intangible assets from FeedMagnet and Longboard Media. Due to the presentation of PowerReviews as discontinued operations, all intangible assets related to the acquisition of PowerReviews were included in “assets held for sale” as of April 30, 2014 and were not amortized during the three months ended July 31, 2014. The related amortization expenses of these intangible assets for the three months ended July 31, 2013 is now included as a component of “loss from discontinued operations, net of tax.” Amortization from continuing operations is presented separately in the statement of operations and was $0.3 million for the three months ended July 31, 2014 and 2013.

Other Income (Expense), Net

	Three Months Ended July 31,
	2014		2013
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Interest income	$6	—%	$66	0.2%	(90.9)%
Other expense	(504)	(1.1)	(63)	(0.2)	700.0

Total other income (expense), net	$(498)	(1.1)%	$3	—%	(16,700.0)%

Total other expense, net, increased by $0.5 million in the three months ended July 31, 2014 compared to the three months ended July 31, 2013 primarily due to inclusion of $0.2 million of interest expense on the $27.0 million revolving line of credit for the three months ended July 31, 2014 and an increase of $0.3 million in realized and unrealized gains on transactions in foreign currencies.

Income Tax Expense (Benefit)

	Three Months Ended July 31,
	2014		2013
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Income tax expense (benefit)	$12	—%	$(391)	(0.9)%	(103.1)%

Income tax expense increased by $0.4 million in the three months ended July 31, 2014 compared to the three months ended July 31, 2013, primarily due to the additional benefit of $0.4 million from the 2013 Texas state research and development tax credit, which was enacted during the three months ended July 31, 2013.

Liquidity and Capital Resources

Our principal source of liquidity at July 31, 2014 consisted of $92.6 million of cash, cash equivalents and short term investments. Cash and cash equivalents consist of cash, money market funds, municipal bonds and U.S. Treasury securities. Our short-term investments consist of certificates of deposit, municipal bonds, commercial paper and U.S. Treasury securities. As of July 31, 2014, the amount of cash and cash equivalents held by foreign subsidiaries was $4.9 million. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.

On February 21, 2014, we drew down $27.0 million of the unused balance of the revolving line of credit. The funds have largely been used for general corporate purposes and for the acquisition of FeedMagnet in fiscal year 2014. On July 2, 2014, we completed the sale of PowerReviews for total consideration of $30.0 million and received $25.5 million in cash. Our principal needs for liquidity include funding our operating losses, working capital requirements, capital expenditures, repaying our outstanding revolving line of credit and acquisitions. We believe that our available resources are sufficient to fund our liquidity requirements for at least the next 12 months.

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

The following table summarizes our cash flows for the periods indicated (including cash flows from discontinued operations):

	Three Months Ended July 31,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(3,412)	$(9,114)
Net cash provided by (used in) investing activities	(4,983)	7,939
Net cash provided by financing activities	1,157	2,927

Net Cash Used in Operating Activities

Net cash used in operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of clients using our platforms and the amount and timing of client payments.

For the three months ended July 31, 2014, operating activities used $3.4 million of cash after changes in our operating assets and liabilities offset a net loss of $11.6 million, which included non-cash depreciation and amortization of $2.8 million, non-cash loss on disposal of discontinued operations, net of tax, of $1.5 million, non-cash stock-based expense of $3.2 million and non-cash bad debt and other non-cash expense of $0.9 million. The $0.4 million decrease in accounts receivable was offset by a $0.5 million increase in prepaid expenses and other current assets and other non-current assets. The decrease in accrued expenses and other current liabilities and other long-term liabilities of $2.7 million was partially offset by the $2.6 million increase in accounts payable and deferred revenue; resulting in a net decrease of $0.2 million due to changes in operations assets and liabilities. Included in changes for accrued liabilities and accounts payable was $0.8 million which we spent on legal and advisory fees for the divestiture of PowerReviews.

For the three months ended July 31, 2013, operating activities used $9.1 million of cash after changes in our operating assets and liabilities offset a net loss of $17.4 million, which included non-cash depreciation and amortization of $3.5 million, non-cash stock-based expense of $4.0 million, non-cash bad debt expense of $0.6 million and other non-cash expense of $0.1 million. Changes in operating assets and liabilities were a net increase of $0.2 million, including a $2.5 million decrease in accounts receivable largely offset by a $2.4 million decrease in deferred revenue. Included in changes for accrued liabilities and accounts payable was $6.0 million which we spent on legal and advisory fees for the DOJ suit related to our acquisition of PowerReviews.

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

For the three months ended July 31, 2014, investing activities used $5.0 million which included $27.2 million of purchases of short term investments, net, and $3.3 million purchases of property, equipment and capitalized internal-use offset by proceeds of $25.5 million from the sale of the PowerReviews business.

For the three months ended July 31, 2013, investing activities provided $7.9 million, including $12.1 million of proceeds from the maturities and sales of short term investments, net of purchases of short term investments, offset by $4.2 million in purchases of property, equipment and capitalized internal-use software development costs and purchase of intangible assets.

Net Cash Provided by Financing Activities

Our financing activities have consisted primarily of net proceeds from the issuance of common stock, proceeds from the exercises of options to purchase common stock.

For the three months ended July 31, 2014, financing activities provided $1.2 million due to proceeds of $0.6 million from the exercise of options to purchase our common stock and contributions of $0.6 million to our Employee Stock Purchase Plan.

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

Obligations arising from unrecognized tax benefits are not included in the contractual obligations because it is expected that the unrecognized benefits would result in an insignificant amount of cash payments as we have generated net operating losses.

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

As of July 31, 2014 and April 30, 2014, we had drawn down $1.6 million in the form of letter of credits as security deposits for its leased corporate headquarters. On February 21, 2014, we drew down $27.0 million of its unused balance of the revolving line of credit. The outstanding loan balance is subject to all terms and conditions described above in the Loan Agreement and its subsequent amendments. The unused balance of the revolving line of credit was $1.4 million as of July 31, 2014 and April 30, 2014. Borrowings under the revolving line of credit are collateralized by substantially all of our assets and bear interest at a floating interest rate equal to the prime rate (defined as the financial institution’s daily adjusting LIBOR rate plus 2.5%), which is payable monthly. The revolving line of credit expires and all interest and principal thereunder is payable in full on January 31, 2015.

The Loan Agreement contains certain restrictive covenants that limit our and our subsidiaries’ ability to, among other things, incur additional indebtedness or guarantee indebtedness of others; make payments on additional indebtedness or make changes to certain agreements related to additional indebtedness; enter into hedging arrangements; create liens on our assets; make loans and investments; make capital expenditures; dispose of assets; store inventory and equipment with others; pay dividends or make distributions on, or purchase or redeem, our capital stock; enter into mergers or consolidations with or into other entities; undergo a change of control; engage in different lines of business; or enter into transactions with affiliates. The Loan Agreement also contains numerous affirmative covenants, including covenants regarding, among other things, compliance with applicable laws and regulations, reporting, payment of taxes and other obligations, maintenance of insurance coverage, maintenance of bank and investment accounts with the financial institution and its affiliates, registration of intellectual property rights, and obtaining certain third-party consents and waivers. We were in compliance with all financial covenants as of July 31, 2014 and April 30, 2014. The loan is repayable on or before January 31, 2015.

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

Critical Accounting Policies and the Use of Estimates

Preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014, filed on June 26, 2014 describe the significant accounting estimates and policies used in the preparation of our condensed consolidated financial statements. Actual results in these areas could differ from management’s estimates. During the three months ended July 31, 2014, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014, filed on June 26, 2014.

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

We assess the market risk of changes in foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows of a hypothetical 10% change in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The effect of an immediate 10% adverse change in exchange rates on foreign currency denominated monetary assets and liabilities, principally accounts receivable and intercompany balances, as of July 31, 2014, would be immaterial.

We have entered into forward exchange contracts to partially hedge our exposure to these foreign currencies. We do not enter into any derivative financial instruments for trading or speculative purposes. We may enter into additional forward exchange contracts to further contain our exposure to foreign currencies fluctuations. To date, we have hedged against some of the fluctuations in currency exchange rates, however fluctuations in exchange rates could still cause harm to our business in the future.

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

Based on the evaluation of our disclosure controls and procedures as of July 31, 2014, management concluded that our disclosure controls and procedures were effective as of July 31, 2014.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended July 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 12, 2012, we acquired PowerReviews, Inc. (“PowerReviews”), a provider of social commerce solutions based in San Francisco, California. The total consideration paid for this transaction was $150.8 million, including the issuance of 6.4 million shares of our common stock and assumption of vested and unvested options to purchase the common stock of PowerReviews equivalent to options to purchase 1.7 million shares of our common stock, but excluding the potential cash proceeds that may arise from the exercise of these assumed options. On January 10, 2013, the U.S. Department of Justice (the “DOJ”) filed a complaint against us with the U.S. District Court for the Northern District of California, San Francisco Division (the “Court”), alleging that our acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18 and seeking the divestiture of assets sufficient to create a competing business that can replace the competitive significance of PowerReviews in the marketplace. On January 8, 2014, the Court ruled that our acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18. On April 24, 2014, we entered into a Joint Stipulation with the DOJ to resolve the DOJ’s claims in the antitrust action challenging the acquisition of PowerReviews and, together with the DOJ, we submitted a proposed order to the Court (the “Order”). Under the terms of the Joint Stipulation and the Order, we were required to divest all of the assets of the PowerReviews business. On June 4, 2014, we entered into a definitive agreement to divest PowerReviews, LLC, the successor to PowerReviews, to Wavetable Labs, LLC (“Wavetable”) for $30.0 million in cash, $4.5 million of which is to be held in escrow as partial security for the our indemnification obligations under the definitive agreement. The terms of this transaction were approved by the DOJ on June 26, 2014, and the transaction was completed on July 2, 2014. Wavetable subsequently changed its name to PowerReviews. We have recorded a total loss on disposal of $10.7 million.

On March 12, 2013, a purported shareholder derivative action was filed in the Texas State District Court for Travis County, Texas against certain of our officers and directors, former officers and directors, and against us as nominal defendant—in Edmans v. Hurt et al., Case No. D-1-GN-13-000874. The original petition in this matter alleged claims purportedly on behalf of us against the individual defendants for corporate waste, breaches of fiduciary duties and breaches of our corporate policies in connection with the acquisition of PowerReviews and certain of our officers’ and directors’ sales of shares of our stock. The original petition requested declaratory judgment, a disgorgement of $91.4 million in proceeds received from such sales of our stock, unspecified damages on behalf of us, reasonable attorneys’, accountants’ and experts’ fees, and equitable relief. On October 23, 2013, the court granted a motion filed by us and individual defendants and ruled that the plaintiff’s original petition failed to allege particularized facts sufficient to excuse plaintiff from making pre-suit demand on our Board of Directors. The court ordered the plaintiff to file an amended complaint within 30 days setting forth particularized facts sufficient to excuse demand. On November 22, 2013, the plaintiff filed its amended petition, which again asserted claims for corporate waste, breaches of fiduciary duties and breaches of our corporate policies in connection with the acquisition of PowerReviews and certain of our officers’ and directors’ sales of shares of our stock. We filed a motion for summary judgment asserting that the amended petition failed to cure the defects in the original petition. The court stayed the lawsuit and its ruling on the motion for summary judgment to allow the parties to participate in mediation. On July 9, 2014, the partied attended mediation and agreed to preliminary settlement terms, subject to board approval, court approval, and notice to our shareholders. We do not expect the settlement to have a material impact on our condensed consolidated financial statements.

On August 20, 2014, we were informed that the DOJ is investigating whether we retained any PowerReviews technology in violation of the Joint Stipulation and Order. Due to the early stage of this investigation, it is not possible to reliably predict the outcome. We cannot currently estimate what, if any, possible loss or range of loss could result from the investigation.

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

We have incurred significant losses in each fiscal period since our inception in 2005. We experienced net losses of $52.8 million and $47.5 million from continuing operations during fiscal years 2014 and 2013, respectively. As of July 31, 2014, we had an accumulated deficit of $203.6 million which also includes losses from discontinued operations. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire clients. Expenses associated with the integration of the clients, employees and operations of acquired companies into our business could further delay our profitability. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest to grow our business and acquire clients, develop our platforms and develop new products and solutions. These efforts may prove more expensive and more difficult than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new products and solutions could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our client base; we could also incur increased losses because costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. Additionally, we currently sell our products on a fixed price basis. However, many of the third-party costs associated with providing our products are subject to variable pricing. We cannot be certain that we will be able to attain or increase profitability on a client-by-client basis or on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

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

Ratings & Reviews was our first social commerce solution and still remains the core element of our technology platform today. Other social commerce solutions we have developed or acquired include Connections Solutions, Analytics Solutions, BV Local and Curations. If we are unable to continue developing enhanced features for these solutions to maintain demand or to diversify our revenue base by increasing demand for our other solutions and successfully developing and introducing new solutions either by internal development or acquisition, our operating results could be negatively impacted. We are currently modifying our software architecture to be able to develop and implement new solutions more efficiently and cost effectively. We are also currently investing significant amounts in research and development in connection with our efforts to leverage data that we and our clients collect and manage through the use of our solutions. Improving our architecture and developing and delivering new or upgraded solutions may require us to make substantial investments, and we have no assurance that such new or upgraded architecture solutions will generate sufficient revenue to offset their costs. If we are unable to efficiently develop, license or acquire such new or upgraded solutions on a timely and cost-effective basis, or if such solutions are not effectively brought to market, are not appropriately timed with market opportunity or do not achieve market acceptance, we could lose existing clients or fail to attract new clients, and our business and operating results could be materially adversely affected.

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

We have several direct and indirect competitors that provide third-party social commerce solutions, including but not limited to companies such as PowerReviews (formerly named Wavetable), Pluck, Reevoo, eKomi, Yotpo, Rating System and Gigya. As a result of our divestiture of the PowerReviews business, our competition with PowerReviews (formerly Wavetable) may likely become more intense. Additionally, we face potential competition from participants in adjacent markets that may enter our markets by leveraging related technologies and partnering with other companies.

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

Our revenue, expenses, operating results and cash flows have fluctuated from quarter to quarter in the past and are likely to continue to do so in the future. These fluctuations are due to, or may in the future result from, many factors, some of which are outside of our control, including:

•	the timing differences between when we incur sales commissions, implementation costs and other client acquisition costs associated with new solutions sales and when we generate revenue from these sales, particularly related to larger sales to new or existing clients;

•	our ability to sell additional solutions, including our media solutions, to existing clients and to add new clients, in multiple regions around the world, particularly in the United States and Europe, which has fluctuated and is likely to continue to fluctuate, due to the effectiveness of our sales execution, economic conditions, the timing of larger sales opportunities and other factors affecting our sales in each of these regions;

•	our ability, and the ability of our clients, to timely and effectively implement our solutions;

•	the amount, timing and effectiveness of our product development investments and related expenses and delays in generating revenue from these new solutions;

•	increases in our hosting costs, which could result in advance payments to our hosting vendors, due to variations in demand for storage capacity and computing consumption without a corresponding increase in pricing from our existing clients;

•	the timing, frequency and pattern of our billing mix;

•	our ability to adjust our cost structure, particularly our personnel costs, in response to reductions in revenue;

•	the cyclical and discretionary nature of marketing and advertising spending, especially spending on social commerce solutions and target social commerce campaigns;

•	seasonal variations and unpredictability in our clients’ advertising budgets;

•	the amount and timing of operating expenses and capital expenditures related to the expansion of our operations and infrastructure and client acquisition;

•	our failure to achieve the growth rate that was anticipated by us in setting our operating and capital expense budgets;

•	changes in our active client retention rates;

•	the timing and success of new solutions, product and service offerings and pricing policies by us or our competitors or any other changes in the competitive dynamics of our industry;

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill or intangible assets from acquired companies;

•	unforeseen litigation costs and related settlement costs, particularly those related to intellectual property infringement and our obligation to fulfill related client indemnification obligations and regulatory investigations or restructuring activities, including settlement costs and regulatory penalties assessed related to government enforcement actions;

•	our ability to accurately estimate state and local sales tax obligations and to collect such actual amounts from our clients;

•	our ability to accurately estimate payroll and related taxes for wages and equity transactions;

•	our ability to accurately estimate bonus and other incentive payments to key employees based on performance and market conditions;

•	changes in currency exchange rates and associated costs of hedging to manage foreign currency fluctuations; and

•	the adoption of new laws or regulations, or interpretations of existing laws or regulations, that restrict, or increase the costs of, providing social commerce solutions or using the Internet as a medium for communications and commerce.

We offer our social commerce solutions primarily through subscription agreements and generally recognize revenue ratably over the related subscription period, while revenue from our media services is generally recognized in the month services are provided. As a result of both types of arrangements, revenue attributable to a contract signed in a particular quarter will not be fully and immediately recognized in the quarter in which the contract is signed. Because we incur most costs associated with generating client contracts at the time of sale, we may not recognize revenue in the same period in which we incur the related costs of sale. Timing differences of this nature could cause our margins and our operating income or losses to fluctuate significantly from quarter to quarter, and such fluctuations may be more pronounced in quarters in which we experience a change in the mix of new clients as a percentage of total clients.

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

In order for us to improve our operating results, it is important that our clients renew their agreements with us when the initial term expires and also purchase additional solutions from us. We offer most of our social commerce solutions primarily through subscription agreements and generally recognize revenue ratably over the related subscription period. Our clients have no renewal obligation after their initial term expires, and we cannot assure you that we will be able to renew agreements with our clients at the same or higher contract value or at all. Moreover, under specific circumstances, our clients may have the right to cancel their agreements with us before they expire, for example, in the event of an uncured breach by us, or our clients may seek to renegotiate the terms of their contract prior to its expiration. Additionally, in pursuant to the terms contained in the Joint Stipulation with the DOJ, we have agreed that during the period beginning on the date we completed the sale of PowerReviews (July 2, 2014) and ending on the later to occur of one year and the termination date of a client’ contract, we will allow existing Bazaarvoice clients as of July 2, 2014 to terminate their contract with us should they choose to use the ratings and reviews solution offered by PowerReviews. Similarly, our contracts with our media clients and covering certain of our social commerce solutions generally do not include long-term obligations requiring them to purchase our services and are often cancelable upon short or no notice and without penalty. Any decline in our client renewals or expansions would likely harm our future operating results, especially if we are unable to recognize sufficient revenue to offset related client acquisition costs prior to such termination or cancellation of our client agreements. If our clients, especially our larger clients, cancel their agreements, negotiate price concessions in their current agreements, do not renew their agreements, renew on less favorable terms for us or fail to purchase additional solutions, our revenue may decline, and our operating results would likely be harmed.

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

Our divestiture of the PowerReviews business could have an adverse effect on our business.

After the completion of our acquisition of PowerReviews, the DOJ filed a complaint against us with the Court alleging that our acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18, and seeking the divestiture of assets sufficient to create a competing business that can replace the competitive significance of PowerReviews in the marketplace. On January 8, 2014, the court ruled that our acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18. On April 24, 2014, we entered into a Joint Stipulation with the DOJ to resolve the DOJ’s claims in the antitrust action challenging the acquisition of PowerReviews and, together with the DOJ, we submitted the Order to the Court. Under the terms of the Joint Stipulation and the Order, we were required to divest all of the assets of the PowerReviews business. On June 4, 2014, we entered into a definitive agreement to divest PowerReviews, LLC, the successor to PowerReviews, to Wavetable Labs, LLC (“Wavetable”) for $30.0 million in cash, $4.5 million of which is to be held in escrow as partial security for the Company’s indemnification obligations under the definitive agreement. The terms of this transaction were approved by the DOJ on June 26, 2014, and the transaction was completed on July 2, 2014. Wavetable subsequently changed its name to PowerReviews. As a result of this divestiture, we expect to experience in the short term a decrease in our SaaS revenues and a negative impact on our adjusted EBITDA and our progress towards profitability and positive operating cash flows. In addition, competition in the social commerce solutions market will become more intense as a result of this divestiture. We will also have ongoing obligation arising as a result of the terms of the Joint Stipulation with the DOJ, the Order and the divestiture agreement with PowerReviews. If we fail to comply with these obligations, our business could be adversely affected. For example, on August 20, 2014, we were informed that the DOJ is investigating whether we retained any PowerReviews technology in violation of the Joint Stipulation and Order. The DOJ’s investigation could be lengthy, and we may be required to produce documents and data and offer to the DOJ other written and oral testimony, which could result in material legal fees and associated costs and require considerable time and attention of our management. Further, if the DOJ determines that we have violated the Joint Stipulation and Order, we could be subject to litigation and be required to incur legal expenses and potentially fines. As a result, this investigation could have a material adverse effect on our operating results and could materially impact our business strategy going forward.

Our actual results may differ significantly from any guidance that we may issue in the future and the consensus expectations of research analysts.

From time to time, we may release earnings guidance or other forward-looking statements in our earnings releases, earnings conference calls or otherwise regarding our future performance that represent our management’s estimates as of the date of release. If given, this guidance will be based on forecasts prepared by our management. The principal reason that we may release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. Guidance is necessarily speculative in nature. The speculative nature of any guidance is further exacerbated by the rapidly evolving nature and uncertain size of the market for social commerce solutions, as well as the unpredictability of future general economic and financial conditions. In addition, at this time we cannot accurately predict the impact the divestiture of PowerReviews and the ongoing obligations related thereto may have on our future performance. As a result, some or all of the assumptions of any future guidance that we furnish may not materialize or may vary significantly from actual future results. Any failure to meet guidance or analysts’ expectations could have a material adverse effect on the trading price or volume of our stock.

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

Our management team has worked together at the Company for only a limited period of time and has a limited track record of executing our business plan as a team. In addition, we have recently filled a number of positions in our senior management. Accordingly, certain key personnel have only recently assumed the duties and responsibilities they are now performing, and it is difficult to predict whether our management team, individually and collectively, will be effective in operating our business. In addition, our Chief Executive Officer assumed his current position on January 31, 2014, becoming our third Chief Executive Officer in an 18 month period. These changes may cause speculation and uncertainty regarding our future business strategy and direction and may cause or result in:

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

Since our inception, we have experienced growth, which has increased the complexity of our operations. As our operations have expanded, we have grown from 640 full-time employees at April 30, 2012 to 787 full-time employees at July 31, 2014. We have increased the size of our client base from 782 active clients at April 30, 2012 to 1,197 active clients at July 31, 2014. The rapid growth and increasing complexity have demanded, and will continue to demand, substantial resources and attention from our management, most of whom have limited experience in managing a business of our size and complexity. We expect to continue to hire more employees in the future as we grow our business. To manage the expected growth of our operations and personnel and to support financial reporting requirements as a public company, we will need to continue to improve our operational, financial, technology and management controls and our reporting systems and procedures. Further, to accommodate our expected growth we must continually improve and maintain our technology, systems and network infrastructure. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Our inability to expand our personnel and operations in an efficient manner could result in difficulty in acquiring new clients or retaining existing clients, declines in quality or client satisfaction, increases in expenses relative to our revenue and challenges in developing and introducing new solutions, any of which could adversely affect our operating results.

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

We anticipate that we will continue to depend on these and other third-party relationships in order to grow our business. If we are unsuccessful in maintaining existing and establishing new relationships with third parties, our ability to efficiently develop and implement new solutions could be impaired, our ability to effectively renew agreements with existing customers could be impaired, and our competitive position or our operating results could suffer. Even if we are successful, these relationships may not result in increased revenue.

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

As part of our business, we collect and store personal information. We expect our collection and storage of personal information to increase, primarily in connection with our efforts to expand our media services, analytics, and other data solutions. The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet have recently come under increased public scrutiny and as a result there are an increasing number of regulations and industry standards that affect our business.

Regulators, including the Federal Trade Commission (“FTC”), continue to more broadly define personal information to include IP addresses, machine identification, location data, and other information. As a result of such broadened definition of personal information, our ability to use such information is increasingly restricted and may limit or inhibit our ability to operate or expand our business. For example, the U.S. government, including the White House, Congress, and the FTC are reviewing the need for greater regulation for the use, collection and disclosure of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. Proposed legislation could, if enacted, impose additional requirements and/or prohibit the use, collection, storage and disclosure of information concerning consumer behavior on the Internet and restrict or otherwise prohibit the use of certain technologies that track individuals’ activities on web pages or across the Internet. Such laws and regulations could restrict our ability to collect and use web browsing data and personal information, which may result in financial penalties, litigation, regulatory investigations, negative publicity, reduced growth opportunities, and other significant liabilities. We will also face additional privacy issues as we continue to expand in international markets, as many nations and economic regions have privacy protections more stringent or that are otherwise at odds with those in the United States. For example, the European Union is in the process of proposing reforms to its existing data protection legal framework, which will result in a greater compliance burden for companies with users in Europe. Further, German companies often require even more stringent privacy controls than other markets within the EU, which may limit our ability to expand in that market. Complying with new EU privacy requirements, whether imposed by Regulation or contract, will require additional expenditures and may require other significant liabilities. The Australian Privacy Principles (APP) that came into effect this year likewise increase the complexities of operating in that economy. The complex web of privacy and data security requirements across the various countries or economic regions that we operate within may be inconsistently applied and conflict with other applicable requirements, our business practices, or our contractual commitments to customers.

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

Our operations involve the storage and transmission of confidential information, and security breaches could expose us to a risk of loss of this information, litigation, indemnity obligations to our clients and other liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to client and consumer data, including personally identifiable information regarding consumers, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Even in cases where commercially reasonable security measures are in place, employee errors or intentional acts may be able to circumvent protections meant to secure consumer data from external threats. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose potential sales and existing clients.

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

As of July 31, 2014, we had five issued U.S. patents and 24 pending U.S. non-provisional patent applications. We cannot be certain that any additional patents will be issued with respect to our current or potential patent applications. Any current or future patents issued to us may be challenged, invalidated or circumvented, may not provide sufficiently broad protection or may not prove to be enforceable inactions against alleged infringers. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

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

On July 18, 2007, we entered into a loan and security agreement with a financial institution. As amended to date, the loan agreement provides for borrowings up to $30.0 million, subject to a borrowing formula, under a revolving line of credit, with a sublimit of $2.7 million for the issuance of corporate credit cards and letters of credit on our behalf. As of July 31, 2014, we had $27.0 million in borrowings and a $1.6 million standby letter of credit issued under our loan agreement. The outstanding loan balance is subject to all terms and conditions per the Loan Agreement and its subsequent amendments. The loan is repayable on or before January 31, 2015. If we cannot obtain the funds to repay this loan or otherwise refinance it on terms favorable to us, or at all, our liquidity and general financial condition could be adversely effected. Any borrowings, letters of credit and credit card services pursuant to our loan agreement are secured by substantially all of our assets, including our intellectual property. Our loan agreement limits, among other things, our ability to:

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

As of July 31, 2014, we had federal net operating loss carry-forwards of $196.5 million due to prior period losses, which expire beginning in 2027. We also have federal research tax credit carry-forwards of approximately $4.8 million that will begin to expire in 2027. As of July 31, 2014, we had state net operating loss carry-forwards of $89.1 million, which will begin expiring in 2016 if not utilized, and research and development credits of $1.7 million, of which a portion will begin expiring in 2034 and a portion will not expire. Realization of these net operating loss and research tax credit carry-forwards depends on many factors, including our future income. There is a risk that due to regulatory changes or unforeseen reasons our existing carry-forwards could expire or otherwise be unavailable to offset future income tax liabilities, which would adversely affect our operating results. In addition, under Section 382/383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards or other pre-change tax attributes to offset U.S. federal and state taxable income may be subject to limitations.

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

The requirements of being a public company may strain our resources and divert management’s attention

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NASDAQ and other applicable securities and rules and regulations. As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010, as well as rules subsequently implemented by the SEC and The NASDAQ Stock Market LLC, impose various requirements on public companies, including establishing effective internal controls and certain corporate governance practices. Our management and other personnel have begun to devote a substantial amount of time to these compliance initiatives, and additional laws and regulations may divert further management resources.

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

Our executive officers, directors, beneficial owners of 5.0% or more of our outstanding shares of common stock and affiliated entities together owned approximately 53.4% of our common stock outstanding as of July 31, 2014. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit our other stockholders. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

The price of our common stock could decline if there are substantial sales of our common stock in the public stock market. We had an aggregate of 78,083,156 outstanding shares of common stock as of August 29, 2014. Shares beneficially owned by our affiliates and certain employees are subject to volume and other restrictions under Rules 144 or 701 of the Securities Act, as well as our insider trading policy and any applicable 10b5-1 trading plan. Certain of our employees, including many of our executive officers, have entered into 10b5-1 trading plans providing for sales of shares of our common stock from time to time.

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

We are, and in the future may be, subject to legal actions in the ordinary course of our operations, both domestically and internationally. For example, on January 10, 2013, the U.S. Department of Justice filed a complaint against us with the U.S. District Court for the Northern District of California, San Francisco Division, with respect to our acquisition of PowerReviews. See Item 1: “Legal Proceedings” for further discussion of this claim. In addition, on March 12, 2013, a purported shareholder derivative action was filed in the Texas State District Court for Travis County, Texas against certain of our officers and directors, former officers and directors, and against us as nominal defendant in Edmans v. Hurt et al., Case No. D-1-GN-13-000874. The complaint in this matter alleges corporate waste, breaches of fiduciary duties and breaches of the Company’s corporate policies in connection with the acquisition of PowerReviews and certain of the Company’s officers’ and directors’ sales of shares of the Company’s stock. The complaint requests declaratory judgment, a disgorgement of $91.4 million in proceeds received from such sales of the Company’s stock, unspecified damages on behalf of the Company, reasonable attorneys’, accountants’ and experts’ fees, and equitable relief. On July 9, 2014, the parties attended mediation and agreed to preliminary settlement terms, subject to board approval, court approval, and notice to our shareholders. See Item 1: “Legal Proceedings” for further description of each of this claim. There can be no assurances as to the favorable outcome of any litigation. An unfavorable outcome in any litigation matter against us could result in additional litigation. In addition it can be costly to defend litigation and these costs could negatively impact our financial results.

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

Item 5. Other Information

On May 29, 2014, the Compensation Committee of our Board of Directors (the “Compensation Committee”) approved target bonuses for our fiscal year ending April 30, 2015 (“Fiscal Year 2015”) for the Company’s named executive officers, including the Company’s principal executive officer and principal financial officer. Although the Committee deferred the approval of the Fiscal Year 2015 executive bonus plan (the “2015 Bonus Plan”) and the performance measures and payout formulas to be used for the 2015 Bonus Plan, the following target bonuses were approved:

Executive Officer	Title	Target Bonus	% of Base Salary
Gene Austin	Chief Executive Officer	450,000	100%
James Offerdahl	Chief Financial Officer	192,000	60%
Bryan C. Barksdale	Chief Legal Officer, General Counsel and Secretary	116,000	40%
Ryan D. Robinson	Chief People Officer	106,000	40%
Kelly Connery	Chief Revenue Officer	250,000	88%

On June 10, 2014, the Compensation Committee approved the performance measures and payout formulas to be used for the 2015 Bonus Plan. For each named executive officer participating in the 2015 Bonus Plan except the Company’s Chief Revenue Officer, the total bonus opportunity will be based on the achievement of two corporate performance measures: net bookings, and adjusted EBITDA. The net bookings measure represents 65% of the target bonus award and the adjusted EBITDA measure represents 35% of the target bonus award.

For the Company’s Chief Revenue Officer, the total bonus opportunity will be based on the achievement of three corporate performance measures: gross bookings, net bookings, and new clients booked. The gross bookings measure represents 60% of the target bonus award, net bookings measure represents 20% of the target bonus award and the new clients booked measure represents 20% of the target bonus award.

Additionally, the payments for achievement of each corporate performance measure are subject to certain thresholds. The Company must meet minimum thresholds for each corporate performance measure in order for the named executive officers to receive the portion of the target bonus attributable to such corporate performance measure. The named executive officers, other than the Chief Revenue Officer, will be entitled to 50% of the target bonus portion attributable to the net bookings target upon achievement of 83.333% of the net bookings goal and 50% of the target bonus portion attributable to the EBITDA target upon achievement of 88.888% of the EBITDA goal. The Chief Revenue Officer will be entitled to 50% of the target bonus portion attributable to the gross bookings target upon achievement of 90% of the gross bookings goal, 50% of the target bonus portion attributable to the net bookings target upon achievement of 83.333% of the net bookings goal and 50% of the portion attributable to the new clients booked target upon achievement of 75% of the new clients booked goal.

The bonus amounts payable for each of the performance measures may exceed the target bonus amounts attributable to such measures. The multipliers for each corporate performance measure applicable to each of the named executive officers other than the Chief Revenue Officer are capped as set forth in the following table:

Corporate Performance Measure	Maximum Payout (% of Target Payout)	Achievement Required for Maximum Payout (% of Goal)
Net Bookings	150%	Greater than 149.242%
Adjusted EBITDA	110%	107.143%

The multipliers for each corporate performance measure applicable to the Chief Revenue Officer are capped as set forth in the following table:

Corporate Performance Measure	Maximum Payout (% of Target Payout)	Achievement Required for Maximum Payout (% of Goal)
Gross Bookings	200%	Greater than 130%
Net Bookings	150%	Greater than 149.242%
New Clients	140%	Greater than 112%

Additionally, on June 10, 2014, the Compensation Committee approved the following equity awards to strengthen long-term incentive and retention:

•	Gene Austin, our President and Chief Executive Officer, was granted 125,100 restricted stock units and an option to purchase 244,400 shares of our common stock;

•	Kelly E. Connery, our Chief Revenue Officer, was granted 34,600 restricted stock units and an option to purchase 67,500 shares of our common stock;

•	Ryan D. Robinson, our Chief People Officer, was granted 18,700 restricted stock units and an option to purchase 36,600 shares of our common stock; and

•	Bryan C. Barksdale, our Chief Legal Officer, General Counsel and Secretary, was granted 31,200 restricted stock units and an option to purchase 61,000 shares of our common stock.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

BAZAARVOICE, INC.

Dated: September 4, 2014	/s/ James R. Offerdahl
James R. Offerdahl
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation, as currently in effect	S-1	333-176506	3.1	August 26, 2011

3.2	Amended and Restated Bylaws, as currently in effect	S-1	333-176506	3.2	August 26, 2011

10.1*	Syndication Services Agreement by and between the Registrant and Wavetable Labs, Inc. dated July 2, 2014

10.2*	Transition Services Agreement by and between the Registrant and Wavetable Labs, Inc. dated July 2, 2014

10.3*	First Amendment to Transition Services Agreement by and between the Registrant and PowerReviews, Inc. dated August 29, 2014

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	The financial information contained in these XBRL documents is unaudited and these are not the official publicly filed financial statements of Bazaarvoice, Inc. The purpose of submitting these XBRL documents is to test the related format and technology, and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.