Form 10-Q
period 2014-10-31
Bazaarvoice Inc
filed 2014-12-05
CIK 1330421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

The number of shares of the registrant’s common stock outstanding as of December 1, 2014 was 78,634,797.

Bazaarvoice, Inc.

Bazaarvoice, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share data)

(unaudited)

	October 31,	April 30,
	2014	2014
Assets
Current assets:
Cash and cash equivalents	$32,855	$31,934
Restricted cash	1,000	604
Short-term investments	48,639	40,700
Accounts receivable, net of allowance for doubtful accounts of $2,976 and $2,324 as of October 31, 2014 and April 30, 2014, respectively	40,032	39,099
Prepaid expenses and other current assets	13,191	8,212
Assets held for sale	—	33,745

Total current assets	135,717	154,294
Property, equipment and capitalized internal-use software development costs, net	17,949	17,005
Goodwill	139,155	139,155
Acquired intangible assets, net	12,443	13,388
Other non-current assets	3,577	3,428

Total assets	$308,841	$327,270

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,013	$3,346
Accrued expenses and other current liabilities	26,739	27,071
Revolving line of credit	27,000	27,000
Deferred revenue	52,180	54,951
Liabilities held for sale	—	3,621

Total current liabilities	109,932	115,989
Deferred revenue less current portion	2,698	1,722
Deferred tax liability, long-term	1,666	1,730
Other liabilities, long-term	607	1,367

Total liabilities	114,903	120,808
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock – $0.0001 par value; 150,000,000 shares authorized, 78,872,263 shares issued and 78,622,263 shares outstanding as of October 31, 2014; 150,000,000 shares authorized, 77,887,663 shares issued and 77,637,663 shares outstanding at April 30, 2014	8	8
Treasury stock, at cost – 250,000 shares as of October 31, 2014 and April 30, 2014	—	—
Additional paid-in capital	407,590	398,201
Accumulated other comprehensive income (loss)	(112)	328
Accumulated deficit	(213,548)	(192,075)

Total stockholders’ equity	193,938	206,462

Total liabilities and stockholders’ equity	$308,841	$327,270

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except net loss per share data)

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
Revenue	$47,325	$41,148	$93,302	$81,467
Cost of revenue	17,414	12,508	33,770	24,625

Gross profit	29,911	28,640	59,532	56,842

Operating expenses:
Sales and marketing	18,931	20,837	39,926	41,833
Research and development	9,306	9,793	19,036	18,717
General and administrative	8,100	3,639	15,993	12,175
Acquisition-related and other	2,326	8,283	2,818	15,787
Amortization of acquired intangible assets	310	283	619	565

Total operating expenses	38,973	42,835	78,392	89,077

Operating loss	(9,062)	(14,195)	(18,860)	(32,235)

Other income (expense), net:
Interest income	10	46	16	112
Interest expense	(250)	(32)	(482)	(32)
Other expense	(348)	(263)	(620)	(326)

Total other expense, net	(588)	(249)	(1,086)	(246)

Loss from continuing operations before income taxes	(9,650)	(14,444)	(19,946)	(32,481)
Income tax expense (benefit)	258	130	270	(261)

Net loss from continuing operations	$(9,908)	$(14,574)	$(20,216)	$(32,220)
Income (loss) from discontinued operations, net of tax	—	420	(1,257)	698

Net loss applicable to common stockholders	$(9,908)	$(14,154)	$(21,473)	$(31,522)

Net loss per share applicable to common stockholders:
Continuing operations	$(0.13)	$(0.20)	$(0.26)	$(0.43)
Discontinued operations	—	0.01	(0.02)	0.01

Basic and diluted loss per share:	$(0.13)	$(0.19)	$(0.28)	$(0.42)

Basic and diluted weighted average number of shares outstanding	78,280	75,088	78,023	74,535

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
Net loss from continuing operations	$(9,908)	$(14,574)	$(20,216)	$(32,220)
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustment	(456)	194	(458)	133
Unrealized gain (loss) on investments	(29)	94	18	46

Total other comprehensive gain (loss), net of tax	(485)	288	(440)	179

Comprehensive loss	$(10,393)	$(14,286)	$(20,656)	$(32,041)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at April 30, 2014	77,888	$8	(250)	$—	$398,201	$328	$(192,075)	$206,462
Excess tax benefit related to stock-based expense	—	—	—	—	1	—	—	1
Stock-based expense	—	—	—	—	6,589	—	—	6,589
Issuance of restricted stock awards	75	—	—	—	—	—	—	—
Exercise of stock options and vested restricted stock units	727	—	—	—	1,603	—	—	1,603
Shares issued under employee stock plans	182	—	—	—	1,196	—	—	1,196
Change in foreign currency translation adjustment	—	—	—	—	—	(458)	—	(458)
Change in unrealized gain on investments	—	—	—	—	—	18	—	18
Net loss applicable to common stockholders	—	—	—	—	—	—	(21,473)	(21,473)

Balance at October 31, 2014	78,872	8	(250)	—	407,590	(112)	(213,548)	193,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended October 31,
	2014	2013
Operating activities:
Net loss	$(21,473)	$(31,522)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	6,050	7,319
Loss on disposal of discontinued operations, net of tax	1,537	—
Stock-based expense	6,589	7,656
Revaluation of contingent consideration	—	(3,270)
Bad debt expense	1,223	631
Excess tax benefit related to stock-based expense	(1)	(93)
Other non-cash expense	229	179
Changes in operating assets and liabilities:
Accounts receivable	(2,156)	(1,789)
Prepaid expenses and other current assets	(508)	28
Other non-current assets	(205)	(813)
Accounts payable	455	(14)
Accrued expenses and other current liabilities	(1,355)	4,561
Deferred revenue	(1,794)	(3,925)
Other liabilities, long-term	(736)	(537)

Net cash used in operating activities	(12,145)	(21,589)
Investing activities:
Acquisitions, net of cash acquired, and purchase of intangible asset	—	(205)
Proceeds from sale of discontinued operations	25,500	—
Purchases of property, equipment and capitalized internal-use software development costs	(6,238)	(6,251)
Increase in restricted cash	(500)	—
Purchases of short-term investments	(41,047)	(34,117)
Proceeds from maturities of short-term investments	28,015	39,899
Proceeds from sale of short-term investments	5,012	17,071

Net cash provided by investing activities	10,742	16,397
Financing activities:
Proceeds from employee stock compensation plans	2,799	7,390
Excess tax benefit related to stock-based expense	1	93

Net cash provided by financing activities	2,800	7,483
Effect of exchange rate fluctuations on cash and cash equivalents	(476)	141

Net change in cash and cash equivalents	921	2,432
Cash and cash equivalents at beginning of period	31,934	25,045

Cash and cash equivalents at end of period	$32,855	$27,477

Supplemental disclosure of other cash flow information:
Cash paid for income taxes, net of refunds	$717	$300
Cash paid for interest	451	—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The Company’s significant accounting policies and recent accounting pronouncements are described in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2014, filed on June 26, 2014. Therefore, these unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2014.

The condensed consolidated balance sheet data as of April 30, 2014 was derived from the audited consolidated financial statements which are included in the Company’s Annual Report on form 10-K for the fiscal year ended April 30, 2014, filed with the SEC on June 26, 2014.

On July 2, 2014, the Company completed the sale of its PowerReviews business. The operating results of this business have been presented as discontinued operations for the three and six month periods ended October 31, 2014 and October 31, 2013. Certain prior year amounts have been reclassified to conform to the current year presentation as a result of discontinued operations (See Note 3). The statement of cash flows is reported on a combined basis without separately presenting cash flows from discontinued operations for all periods presented. All other disclosures and amounts in the notes to the condensed consolidated financial statements relate to the Company’s continuing operations, unless otherwise indicated.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with GAAP, as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the three and six months ended October 31, 2014 are not necessarily indicative of results that may be expected for the fiscal year ending April 30, 2015 or any other period.

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and account receivables. The Company’s cash and cash equivalents are placed with high-credit-quality financial institutions and issuers, and at times may exceed federally insured limits. The Company has not experienced any loss relating to cash and cash equivalents in these accounts. The Company maintains an allowance for doubtful accounts receivable balances, performs periodic credit evaluations of its clients and generally does not require collateral of its clients.

No single client accounted for 10% or more of accounts receivable as of October 31, 2014 or April 30, 2014. No single client accounted for 10% or more of total revenue for the three and six months ended October 31, 2014 or 2013.

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

The Company’s arrangements with its clients do not currently combine SaaS and Media services.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments acquired with an original maturity of three months or less at the date of purchase and readily convertible to known amounts of cash to be cash equivalents. Cash and cash equivalents are deposited with banks in demand deposit accounts, money market funds, certificates of deposits and municipal bonds. Cash equivalents are stated at cost, which approximates market value, because of the short maturity of these instruments.

Short-term Investments

Short-term investments consist of certificates of deposits, municipal bonds, commercial paper and U.S. Treasury securities and agency securities that are a guaranteed obligation of the U.S. Government and are classified as available-for-sale securities. The Company may or may not hold securities with stated maturities greater than one year until maturity. After consideration of its risks versus reward objectives, as well as its liquidity requirements, the Company may sell these securities prior to their stated maturities. As the Company views these securities as available to support current operations, it has classified all available-for-sale securities as short-term. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. For the periods presented, realized and unrealized gains and losses on short-term investments were not material. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other-than-temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment. There have been no impairment charges recognized related to short-term investments for the three and six months ended October 31, 2014 or 2013.

Restricted Cash

The Company’s restricted cash consists of a standby letter of credit under its Pledge and Security Agreement for corporate credit card services, secured by a money market account (See Note 9).

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

Derivative contracts were not material as of October 31, 2014 and April 30, 2014. The Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.

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

Intangible assets are amortized over their useful lives. Each period the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, then the Company will recognize an impairment charge.

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

Recent Accounting Pronouncements

Presentation of Financial Statements

In August 2014, the FASB issued Accounting Standards Update 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern,” (“ASU 2014-15”) which sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This guidance will be effective for annual periods ending after December 15, 2016 with early adoption permitted. Adoption of ASU 2014-15 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

Discontinued Operations

In April 2014, the FASB issued Accounting Standards Update 2014-08, “Reporting of Discontinued Operations and Disclosures of Disposals of Components of an entity,” (“ASU 2014-08”) which changes the criteria for determining which disposals can be presented as discontinued operations and requires new disclosures for individually significant dispositions that do not quality as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2014, with early adoption permitted for transactions that have not been reported in financial statements previously issued or available for issuance. The standard will be effective for the fiscal year ending April 30, 2016. Adoption of ASU 2014-08 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

3. Discontinued Operations

On June 12, 2012, the Company acquired PowerReviews, Inc. (“PowerReviews”), a provider of social commerce solutions based in San Francisco, California. The total consideration paid for this transaction was $150.8 million, including the issuance of 6.4 million shares of the Company’s common stock and assumption of vested and unvested options to purchase the common stock of PowerReviews equivalent to options to purchase 1.7 million shares of the Company’s common stock, but excluding the potential cash proceeds that may arise from the exercise of these assumed options. On January 10, 2013, the U.S. Department of Justice (“DOJ”) filed a complaint against the Company with the U.S. District Court for the Northern District of California, San Francisco Division (the “Court”), alleging that the Company’s acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18 and seeking the Company’s divestiture of assets sufficient to create a competing business that can replace the competitive significance of PowerReviews in the marketplace. On January 8, 2014, the Court ruled that the Company’s acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18. On April 24, 2014, the Company entered into a Joint Stipulation with the DOJ to resolve the DOJ’s claims in the antitrust action challenging the acquisition of PowerReviews and, together with the DOJ, the Company submitted a proposed order to the Court (the “Order”). Under the terms of the Joint Stipulation and the Order, the Company was required to divest all of the assets of the PowerReviews business. On June 4, 2014, the Company entered into a definitive agreement to divest PowerReviews, LLC, the successor to PowerReviews, to Wavetable Labs, LLC (“Wavetable”) for $30.0 million in cash, $4.5 million of which is to be held in escrow as partial security for the Company’s indemnification obligations under the definitive agreement. Any reduction in proceeds of the escrow would be recorded as an additional loss. The terms of this transaction were approved by the DOJ on June 26, 2014, and the transaction was completed on July 2, 2014. Wavetable subsequently changed its name to PowerReviews. As a result of the foregoing, PowerReviews revenues, related expenses and loss on disposal, net of tax, are components of “loss from discontinued operations” in the Condensed Consolidated Statements of Operations. As of April 30, 2014, on the Condensed Consolidated Balance Sheets, the assets and liabilities of the discontinued operations of PowerReviews were presented as ‘Assets held for sale’ and ‘Liabilities held for sale,’ respectively. The statement of cash flows is reported on a combined basis without separately presenting cash flows from discontinued operations for all periods presented.

The Company incurred a total loss on the disposal of the PowerReviews business of $10.7 million; of which, $9.2 million was recognized as an estimated loss on disposal of discontinued operations during the three months ended April 30, 2014. The additional $1.5 million loss was primarily caused by a decrease of $0.5 million in estimated cash proceeds and incremental transaction costs of $0.4 million. The Company recognized the additional loss of $1.5 million in the six months ended October 31, 2014.

Summarized results from discontinued operations were as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
Revenues from discontinued operations	$—	$4,390	$2,535	$8,642

Income from discontinued operations before income taxes	$—	$673	$303	$1,119
Income tax expense	—	253	23	421

Net income from discontinued operations	—	420	280	698
Loss on disposal of discontinued operations, net of tax	—	—	(1,537)	—

Net income (loss) from discontinued operations, net of tax	$—	$420	$(1,257)	$698

The carrying amounts of the major classes of assets and liabilities of discontinued operations were as follows (in thousands):

	July 2,	April 30,
	2014	2014
ASSETS:
Restricted cash	$104	$—
Accounts receivable, net	1,097	1,036
Prepaid expenses and other current assets	48	49

Total current assets	1,249	1,085
Property and equipment, net	37	37
Goodwill	9,002	9,002
Acquired intangible assets, net	32,813	32,813

Total assets	$43,101	$42,937

LIABILITIES:
Accounts payable	$76	$221
Accrued expenses and other current liabilities	823	895
Deferred revenue	2,230	2,505

Total Liabilities	$3,129	$3,621

The Company recorded a loss on the disposal of discontinued operations of $1.5 million, net of tax, in the six months ended October 31, 2014 which was calculated as follows (in thousands):

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

As of October 31, 2014, there were no “assets held for sale” as the divestiture of the PowerReviews business was completed on July 2, 2014. The $4.5 million held in escrow is recorded as a receivable in “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheet as of October 31, 2014. As of October 31, 2014, the Company has received no claims for indemnification under the definitive agreement.

4. Fair Value of Financial Assets and Liabilities

The following table summarizes the Company’s cash and cash equivalents as of October 31, 2014 and April 30, 2014 (in thousands):

	October 31,	April 30,
	2014	2014
Demand deposit accounts	$28,603	$24,721
Money market funds	4,149	6,971
Certificates of deposit	—	242
Municipal bonds	103	—

Total cash and cash equivalents	$32,855	$31,934

The following table summarizes the Company’s short-term investments as of October 31, 2014 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$7,510	$4	$(2)	$7,512
Municipal bonds	3,278	19	(10)	3,287
Commercial paper	5,997	2	—	5,999
U.S. Treasury notes	31,830	13	(2)	31,841

Total short-term investments	$48,615	$38	$(14)	$48,639

The following table summarizes the Company’s short-term investments as of April 30, 2014 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$7,466	$17	$(9)	$7,474
U.S. Treasury notes	33,226	2	(2)	33,226

Total short-term investments	$40,692	$19	$(11)	$40,700

All short-term investments had original maturity dates of less than 12 months as of October 31, 2014 and April 30, 2014. Realized gains and losses from the sale of short-term investments were not material for the three and six months ended October 31, 2014 and 2013.

The following table summarizes the fair value of the Company’s financial assets and liabilities that were measured on a recurring basis as of October 31, 2014 and April 30, 2014 (in thousands):

	Fair Value Measurements at October 31, 2014				Fair Value Measurements at April 30, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$4,149	$—	$—	$4,149	$6,971	$—	$—	$6,971
Certificates of deposit	—	—	—	—	242	—	—	242
Municipal bonds	—	103	—	103	—	—	—	—

Total cash equivalents	4,149	103	—	4,252	7,213	—	—	7,213

Restricted cash	1,000	—	—	1,000	604	—	—	604
Short-term investments:
Certificates of deposit	—	7,512	—	7,512	—	7,474	—	7,474
Municipal bonds	—	3,287	—	3,287	—	—	—	—
Commercial paper	—	5,999	—	5,999	—	—	—	—
U.S. Treasury notes	31,841	—	—	31,841	33,226	—	—	33,226

Total short-term investments	31,841	16,798	—	48,639	33,226	7,474	—	40,700

Total assets	$36,990	$16,901	$—	$53,891	$41,043	$7,474	$—	$48,517

The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a non-recurring basis. The Company evaluates transfers between levels at the end of the fiscal year and assumes that any identified transfers are deemed to have occurred at the end of the reporting year. There were no transfers between levels in any of the periods presented.

5. Business Combinations

On April 15, 2014, during the fourth quarter of fiscal year 2014, the Company acquired FeedMagnet Inc. (“FeedMagnet”) for $9.3 million in cash. FeedMagnet was a privately-owned social media curation company that enables brands to collect, curate and display consumer-generated images, video and social content on their websites and other marketing properties. The Company accounted for the FeedMagnet acquisition using the acquisition method of accounting. As of October 31, 2014, the Company did not record any adjustments to the preliminary purchase price allocation.

6. Goodwill

As of October 31, 2014 and April 30, 2014, the Company had goodwill in the amount of $139.2 million. The Company assesses goodwill for impairment annually in the fourth fiscal quarter, or more frequently if other indicators of potential impairment arise. There were no potential indicators of impairment as of October 31, 2014.

7. Acquired Intangible Assets, net

Acquired intangible assets, net, as of October 31, 2014 and April 30, 2014 for continuing operations are as follows (in thousands):

	October 31,			April 30,
	2014			2014
	Gross Fair	Accumulated	Net Book	Gross Fair	Accumulated	Net Book
	Value	Amortization	Value	Value	Amortization	Value
Customer relationships	$11,835	$(2,303)	$9,532	$11,835	$(1,684)	$10,151
Developed technology	3,265	(354)	2,911	3,265	(28)	3,237

Total	$15,100	$(2,657)	$12,443	$15,100	$(1,712)	$13,388

Acquired intangible assets, net, as of April 30, 2014 for discontinued operations are as follows (in thousands):

	April 30, 2014
	Gross Fair	Accumulated		Net Book
	Value	Amortization	Impairment	Value
Customer relationships	$39,966	$(7,463)	$(2,354)	$30,149
Developed technology	5,400	(3,390)	(146)	1,864
Domain name (indefinite useful life)	800	—	—	800

Total	$46,166	$(10,853)	$(2,500)	$32,813

The sale of the PowerReviews business was completed on July 2, 2014; as such, there were no acquired intangible assets, net, for discontinued operations as of October 31, 2014.

The amortization of customer relationships is recorded as amortization expense and the amortization for developed technology is amortized to cost of revenue.

The following table presents our estimate of future amortization expense for definite-lived intangible assets (in thousands):

Fiscal period:	Amount
Remaining six months of Fiscal year 2015	$945
Fiscal year 2016	1,890
Fiscal year 2017	1,890
Fiscal year 2018	1,890
Fiscal year 2019	1,856
Thereafter	3,972

Total	$12,443

8. Income Taxes

The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items occurring in the period. For continuing operations, the Company’s effective tax rate for the three months ended October 31, 2014 was (2.7) percent compared to (0.9) percent for the three months ended October 31, 2013. For continuing operations, the Company’s effective tax rate for the six months ended October 31, 2014 was (1.4) percent compared to 0.8 percent for the six months ended October 31, 2013. The negative tax rates for the three and six months ended October 31, 2014 were primarily attributable to estimated foreign and state income tax expense compared to a consolidated pre-tax book loss. During the six months ended October 31, 2013, a benefit of $0.4 million was recorded as a discrete item related to the 2013 Texas state research and development credit which was enacted in the first quarter of the prior fiscal year.

9. Debt

On July 18, 2007, the Company entered into a loan and security agreement (“Loan Agreement”) with a financial institution, which was most recently amended in June 2013. As amended, the Loan Agreement provides for a revolving line of credit with a borrowing capacity of up to the lesser of (a) $30.0 million or (b) 100% of eligible monthly service fees as defined in the Loan Agreement, inclusive of any amounts outstanding under the $2.7 million sublimit for corporate credit card and letter of credit services. The revolving line of credit expires on January 31, 2015 with all advances immediately due and payable. The revolving line of credit bears interest at the prime based rate as defined in the Loan Agreement except during any period of time during which, in accordance with the Loan Agreement, the line bears interest at the daily adjusting LIBOR rate plus 2.5%. Borrowings under the revolving line of credit are collateralized by substantially all assets of the Company and of its U.S. subsidiaries. The Loan Agreement contains certain financial covenants. As of October 31, 2014 and April 30, 2014, the Company had drawn down $1.6 million in the form of a letter of credit as security deposits for its leased corporate headquarters. As of October 31, 2014, the Company had drawn down an additional $0.3 million in the form of a letter of credit as security deposits for its leased San Francisco office space. On February 21, 2014, the Company drew down $27.0 million of its unused balance of the revolving line of credit. The outstanding loan balance is subject to all terms and conditions described above in the Loan Agreement and its subsequent amendments. The unused balance of the revolving line of credit was $1.1 million and $1.4 million as of October 31, 2014 and April 30, 2014, respectively. The Company was in compliance with all financial covenants as of October 31, 2014 and April 30, 2014.

On November 21, 2014, the Company entered into a $70.0 million secured revolving credit facility (the “Credit Facility”), with a sublimit of $3.0 million for the incurrence of swingline loans and a sublimit of $15.0 million for the issuance of letters of credit pursuant to an Amended and Restated Credit Agreement between the Company, the lenders party thereto and Comerica Bank, as administrative agent, sole lead arranger and sole bookrunner (the “Credit Agreement”). The Credit Agreement amended and restated the Loan Agreement. Borrowings under the Credit Agreement are collateralized by substantially all assets of the Company and of its U.S. subsidiaries. The Credit Agreement contains certain financial covenants. The revolving line of credit bears interest at the adjusted LIBOR rate plus 3.5%. On November 21, 2014, the Company drew down $57.0 million of the unused balance of the Credit Agreement, of which, $27.0 million was used to repay the entire outstanding balance on the Loan Agreement. On December 4, 2014, the Company drew down $8.0 million in the form of a letter of credit under the Credit Facility as a security deposit for the lease for the Company’s new headquarters, resulting in an unused balance of the Credit Facility of $3.1 million. The Credit Facility expires on November 21, 2017 with all advances immediately due and payable (See Note 12).

On November 4, 2008, the Company entered into a pledge and security agreement with a financial institution for a standby letter of credit for credit card services from a separate financial institution. On October 29, 2014, the Company amended the agreement and increased the standby letter of credit by $0.5 million to $1.0 million. The Company pledged a security interest in its money market account, in which the balance must equal at least the credit extended. This letter of credit expires annually, and the pledged security interest is recorded as short-term restricted cash in the Company’s condensed consolidated financial statements.

10. Net Loss Per Share Applicable to Common Stockholders

The following table sets forth the computations of net loss per share applicable to common stockholders for the three and six months ended October 31, 2014 and 2013, respectively (in thousands, except net loss per share data):

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
Net loss from continuing operations	$(9,908)	$(14,574)	$(20,216)	$(32,220)
Net income (loss) from discontinued operations, net of tax	—	420	(1,257)	698

Net loss applicable to common stockholders	$(9,908)	$(14,154)	$(21,473)	$(31,522)

Basic and diluted loss per share
Continuing operations	$(0.13)	$(0.20)	$(0.26)	$(0.43)
Discontinued operations	—	0.01	(0.02)	0.01

Basic and diluted loss per share:	$(0.13)	$(0.19)	$(0.28)	$(0.42)
Basic and diluted weighted average number of shares outstanding	78,280	75,088	78,023	74,535
Potentially dilutive securities (1):
Outstanding stock options	813	2,757	864	2,933
Restricted shares	301	351	243	270

(1)	The impact of potentially dilutive securities on earnings per share is anti-dilutive in a period of net loss.

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

The Company realized a total loss on the disposal of PowerReviews of $10.7 million; of which, $9.2 million was recognized as an estimated loss on disposal of discontinued operations during the fiscal year ended April 30, 2014. The Company recognized the incremental loss of $1.5 million in the current fiscal year (See Note 3).

On August 20, 2014, the Company was informed that the DOJ was investigating whether the Company retained any PowerReviews technology in violation of the Joint Stipulation and Order. This matter has been resolved by an agreement between the Company and the DOJ to modify the Proposed Final Judgment through the addition of terms relating to the appointment of an antitrust compliance officer. These agreed modifications to the Proposed Final Judgment were filed with the Court on December 1, 2014 and the Final Judgment was entered by the Court on December 2, 2014.

On March 12, 2013, a purported shareholder derivative action was filed in the Texas State District Court for Travis County, Texas against certain of the Company’s officers and directors, former officers and directors, and against the Company as nominal defendant. The original petition in this matter alleged claims purportedly on behalf of the Company against the individual defendants for corporate waste, breaches of fiduciary duties and breaches of the Company’s corporate policies in connection with the acquisition of PowerReviews and certain of the Company’s officers’ and directors’ sales of shares of the Company’s stock. The original petition requested declaratory judgment, a disgorgement of $91.4 million in proceeds received from such sales of the Company’s stock, unspecified damages on behalf of the Company, reasonable attorneys’, accountants’ and experts’ fees, and equitable relief. On October 23, 2013, the court granted a motion filed by the Company and individual defendants and ruled that the plaintiff’s original petition failed to allege particularized facts sufficient to excuse plaintiff from making pre-suit demand on the Company’s Board of Directors. The court ordered the plaintiff to file an amended complaint within 30 days setting forth particularized facts sufficient to excuse demand. On November 22, 2013, the plaintiff filed its amended petition, which again asserted claims for corporate waste, breaches of fiduciary duties and breaches of the Company’s corporate policies in connection with the acquisition of PowerReviews and certain of the Company’s officers’ and directors’ sales of shares of the Company’s stock. The court stayed the lawsuit and its ruling on the Company’s motion for summary judgment to allow the parties to participate in mediation. On July 9, 2014, the parties attended mediation and agreed to preliminary settlement terms which were later reduced to a comprehensive settlement agreement. On September 23, 2014, the court preliminarily approved the settlement agreement and directed the Company to notify its shareholders of the proposed settlement, a final hearing on November 24, 2014, and a motion for attorneys’ fees and expenses. On November 24, 2014, the court signed a Final Judgment approving of the notice to shareholders, approving of the proposed settlement and payments to plaintiff and plaintiff’s counsel, and dismissing all claims arising out of, relating to, or concerning the PowerReviews acquisition or divestiture, any reports, disclosures, or statements made by the current or former directors or officers of Bazaarvoice, Inc. in relation to the PowerReviews acquisition or divestiture, or any matter that could have been asserted in the lawsuit or any other action or proceeding regarding allegations of breach of fiduciary duty or allegations relating to or arising out of any act, statement, omission, transaction, event, or circumstance in relation to the PowerReviews acquisition or divestiture. The settlement did not have a material impact on the Company’s condensed consolidated financial statements.

As of October 31, 2014, the Company was in the process of assessing the sales tax status of the Bazaarvoice enterprise service offering with sales tax agencies in certain states in which it operates. Based on the limited information received from certain of these states, the Company cannot determine with certainty the historical time period for which these services were taxable, and, for certain states, which of its service offerings and features these states may determine to be subject to state sales tax. The Company currently estimates that its liability, net of amounts to be recovered from clients, will be between $2.8 million and $3.3 million. The Company has accrued a liability of $3.1 million, representing the best estimate of the amount within this range that will probably be incurred to settle these obligations. The estimated range includes continuing to execute its action plan for recovering these amounts due from the Company’s clients. If it is determined that the time period in which the products are taxable or the portion of the Company’s product offering subject to state sales tax is greater than that used to determine the accrual as of October 31, 2014, or if there are changes in our underlying assumptions, then the actual liability incurred will likely approach the higher end of the current estimated range.

12. Subsequent Events

On November 13, 2014, the Company entered into a lease (the “Lease”), pursuant to which the Company will lease approximately 137,615 square feet of office space in Austin, Texas. This will serve as the new headquarters of the Company and will be used for general office purposes. The term of the Lease commences on January 1, 2016 unless otherwise modified (“Commencement Date”)

and terminates approximately ten years and six months after the Commencement Date. The Company has the option to extend the term of the Lease for up to two successive periods of five years each and the Company is required to obtain a stand by letter of credit of $8.0 million as a security deposit for the Lease. The expected lease payments for the original term are estimated to be approximately $0.3 million for fiscal year ended April 30, 2016, $3.8 million for fiscal year ended April 30, 2017, $3.8 million for fiscal year ended April 30, 2018, $3.9 million for fiscal year ended April 30, 2019, $4.0 million for the fiscal year ended April 30, 2020 and $25.9 million for the fiscal years ended April 30th thereafter.

On November 21, 2014, the Company entered into a $70.0 million secured revolving credit facility (the “Credit Facility”), with a sublimit of $3.0 million for the incurrence of swingline loans and a sublimit of $15.0 million for the issuance of letters of credit pursuant to an Amended and Restated Credit Agreement between the Company, the lenders party thereto and Comerica Bank, as administrative agent, sole lead arranger and sole bookrunner (the “Credit Agreement”). The Credit Agreement amended and restated the Company’s prior $30.0 million secured revolving credit facility pursuant to a loan and security agreement dated July 18, 2007 and subsequent amendments thereto (the “Loan Agreement”). Borrowings under the Credit Agreement are collateralized by substantially all assets of the Company and of its U.S. subsidiaries. The Credit Agreement contains certain financial covenants. The revolving line of credit bears interest at the adjusted LIBOR rate plus 3.5%. The Credit Agreement will provide funds for general corporate purposes and working capital. Amounts repaid under the Credit Facility may be reborrowed. The Credit Facility matures on November 21, 2017 and is payable in full upon maturity. On November 21, 2014, the Company drew down $57.0 million of the unused balance of the Credit Agreement, of which, $27.0 million was used to repay the entire outstanding balance on the Loan Agreement (See Note 9). On December 4, 2014, the Company drew down $8.0 million in the form of a letter of credit under the Credit Facility as a security deposit for the Lease, resulting in an unused balance of the Credit Facility of $3.1 million.

On November 24, 2014, the court signed a Final Judgment approving of the notice to shareholders, approving of the proposed settlement and payments to plaintiff and plaintiff’s counsel, and dismissing all claims arising out of, relating to, or concerning the PowerReviews acquisition or divestiture, any reports, disclosures, or statements made by the current or former directors or officers of Bazaarvoice, Inc. in relation to the PowerReviews acquisition or divestiture, or any matter that could have been asserted in the lawsuit or any other action or proceeding regarding allegations of breach of fiduciary duty or allegations relating to or arising out of any act, statement, omission, transaction, event, or circumstance in relation to the PowerReviews acquisition or divestiture. The Company does not expect the settlement to have a material impact on the Company’s condensed consolidated financial statements.

On December 1, 2014, the DOJ agreed to modifications to the Proposed Final Judgment related to their investigation of whether the Company retained any PowerReviews technology in violation of the Joint Stipulation and Order. The matter has been resolved by an agreement between the Company and the DOJ proposing additional terms to the Proposed Final Judgment relating to the appointment of an antitrust compliance officer. These agreed modifications to the Proposed Final Judgment were filed with the Court on December 1, 2014 and the Final Judgment was entered by the Court on December 2, 2014.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions, although not all forward-looking statements contain these words. Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to predict accurately or control. The factors listed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, and this quarterly report on Form 10-Q, provide some, but not all possible examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to:

•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;

•	our ability to retain clients or renew them at similar prices and upsell to existing clients;

•	our ability to attract new clients and launch without delays;

•	our ability to increase adoption of our platforms by our clients’ internal and external users;

•	our ability to protect our users’ information and adequately address security and privacy concerns;

•	our ability to maintain an adequate rate of growth;

•	our ability to effectively execute and adapt our business model in a dynamic market;

•	our future expenses;

•	our ability to expand our network;

•	our ability to integrate clients, employees and operations of acquired companies into our business;

•	our ability to earn revenue based on ads that are served on our network;

•	our plan to continue investing in long-term growth and research and development, enhancing our platforms, and pursuing strategic acquisitions of complementary businesses and technologies to drive future growth;

•	our ability to increase engagement of our solutions by our clients, partners and professional organizations and launch those solutions without delay;

•	our anticipated trends of our operating metrics and financial and operating results;

•	the effects of increased competition and commoditization of products we offer, including pricing pressure, reduced profitability or loss of market share;

•	our ability to effectively manage our growth;

•	our ability to successfully enter new markets and manage our international expansion;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	the attraction and retention of qualified employees and key personnel;

•	our expectations regarding the outcome of litigation proceedings; and

•	other risk factors included under “Risk Factors” in this Quarterly Report on Form 10-Q.

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

The following table summarizes measures of our growth from continuing operations for the three and six months ended October 31, 2014 to the three and six months ended October 31, 2013:

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
Revenue (in thousands)	$47,325	$41,148	$93,302	$81,467
Number of active clients (period end) (1)	1,258	980	1,258	980
Full-time employees (period end) (2)	814	798	814	798
SaaS impressions served (in millions) (3)	64,037	48,719	125,297	94,692

(1)	Beginning as of our fourth quarter of fiscal year 2014, we define an active client as an organization from which we are currently recognizing recurring revenue. We count organizations that are closely related as one client, even if they have signed separate contractual agreements. We believe that our ability to increase our active client base is a leading indicator of our ability to grow revenue. Further, due to the presentation of the PowerReviews business as discontinued operations, the number of active clients above are from continuing operations only. As a result of this analysis, each category could include a common client who may have organizations for which we recognized recurring revenue that have separate signed contractual agreements. All periods prior to the fourth quarter of fiscal 2014 have been revised to conform to this definition of an active client from continuing operations.
(2)	Included in full-time employees for three and six months ended October 31, 2013 are 27 full-time employees attributable to discontinued operations of PowerReviews.
(3)	The number of SAAS impressions for the three and six months ended October 31, 2014 and 2013 are exclusive of impressions served on either the PowerReviews enterprise platform or the Express platform.

For the three and six months ended October 31, 2014, through the continued enhancement and expansion of our social commerce platform, we achieved continued growth as compared to the three and six months ended October 31, 2013 in the number of active clients. Our revenue from continuing operations was $47.3 million and $93.3 million for the three and six months ended October 31, 2014, respectively, which represents a 15.0% and 14.5% increase from the three and six months ended October 31, 2013, respectively.

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
	(in thousands, except number of clients and client retention rate)
Revenue:
SaaS	$45,199	$39,896	$89,523	$78,759
Media	2,126	1,252	3,779	2,708

Total revenue	$47,325	$41,148	$93,302	$81,467

Cash flow used in operations	$(8,733)	$(12,475)	$(12,145)	$(21,589)
Number of active clients (period end)	1,258	980	1,258	980
SaaS revenue per active client (1)	$36.8	$42.0	$74.9	$84.5
Active client retention rate (2)	95.3%	97.0%	89.8%	94.4%
Total revenue per employee (3)	$59.1	$54.2	$117.4	$106.8

(1)	Calculated based on the average number of active clients for the three and six month periods from continuing operations.
(2)	Calculated based on active client retention over a three and six month period from continuing operations.
(3)	Calculated based on the average number of full-time employees for the three and six month periods. For the purpose of this calculation, we have excluded content moderators and full-time employees attributable to discontinued operations of PowerReviews for the three and six months ended October 31, 2013.

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

Cash Flow Used in Operations

Cash flow used in operations is the cash that we use through the normal course of business and is measured prior to the impact of investing or financing activities. Due to the fact that we incur a significant amount of upfront costs associated with the acquisition of new clients with revenue recognized over an extended period, we consider cash flows used in operations to be a key measure of our operating performance.

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

Key Components of Our Condensed Consolidated Statements of Operations

Revenue

We generate revenue principally from fixed commitment subscription contracts under which we provide clients with various services, including access to our hosted software platforms. We sell these services under contractual agreements for service terms that are generally one year in length. Clients typically commit to fixed rate fees for the service term. Revenue from these agreements is recognized ratably over the period of service and any revenue that does not meet recognition criteria is recorded as deferred revenue on our balance sheet. We invoice clients on varying billing cycles, including annually, quarterly and monthly; therefore, our deferred revenue balance does not represent the total contract value of our non-cancelable subscription agreements. Fees payable under these agreements are due in full within 30 to 90 days of invoicing and non-refundable regardless of the actual use of the service and contain no general rights of return. No single client accounted for more than 10.0% of our revenue for the three and six months ended October 31, 2014 and 2013.

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

We intend to continue to invest additional resources in our client services teams and in the capacity of our hosting service infrastructure and, as we continue to invest in technology innovation through our research and development organization, we may also see an increase in the amortization expense associated with capitalized internal-use software development costs incurred in connection with enhancing our software architecture and adding new features and functionality to our platforms. The level and timing of investment in these areas could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue in the future. Increases in the volume of impressions could result in increased hosting costs which would impact our gross margin.

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

Acquisition-related and other. Acquisition-related and other expenses consist of ongoing costs to comply with our obligations resulting from the divestiture of the PowerReviews business and costs incurred related to the acquisition of FeedMagnet. Legal and advisory expenses related to the completed divestiture of PowerReviews have been included as a component of “loss from discontinued operations, net of tax.” Included in “acquisition-related and other expenses” for all prior periods presented are legal and advisory fees for the U.S. Department of Justice suit related to our acquisition of PowerReviews and legal and advisory fees for Longboard Media.

Amortization of acquired intangible assets. The amortization of acquired intangible assets represents amortization of acquired customer relationship intangible assets from FeedMagnet and Longboard Media. Due to the presentation of PowerReviews as discontinued operations, all intangible assets related to PowerReviews for periods prior to its divestiture are included in “assets held for sale” and the related amortization expenses of these intangible assets for prior reporting periods are included as a component of “loss from discontinued operations, net of tax.”

Other Income (Expense), Net

Other income (expense) consists primarily of interest income, interest expense related to our revolving line of credit, foreign exchange gains and losses and the resulting gain or loss from foreign exchange contracts. Interest income represents interest received on our cash and investments of proceeds received from our follow-on offering and draw down on the revolving line of credit under the Credit Agreement. Foreign exchange gains and losses arise from revaluations of foreign currency denominated monetary assets and liabilities and are partially offset by the change in market value of our foreign exchange contracts.

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

Consolidated Statements of Operations Data:

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Revenue	$47,325	$41,148	$93,302	$81,467
Cost of revenue (1)	17,414	12,508	33,770	24,625

Gross profit	29,911	28,640	59,532	56,842
Operating expenses:
Sales and marketing (1)	18,931	20,837	39,926	41,833
Research and development (1)	9,306	9,793	19,036	18,717
General and administrative (1)	8,100	3,639	15,993	12,175
Acquisition-related and other	2,326	8,283	2,818	15,787
Amortization of acquired intangible assets	310	283	619	565

Total operating expenses	38,973	42,835	78,392	89,077

Operating loss	(9,062)	(14,195)	(18,860)	(32,235)

Total other expense, net	(588)	(249)	(1,086)	(246)

Loss from continuing operations before income taxes	(9,650)	(14,444)	(19,946)	(32,481)
Income tax expense (benefit)	258	130	270	(261)

Net loss from continuing operations	$(9,908)	$(14,574)	$(20,216)	$(32,220)

Other Financial Data:
Adjusted EBITDA from continuing operations (2)	$(1,795)	$(5,473)	$(7,075)	$(10,779)

(1) Includes stock-based expense as follows:
Cost of revenue	$458	$236	$772	$554
Sales and marketing	1,162	1,324	2,106	2,551
Research and development	522	662	1,169	1,467
General and administrative	1,201	1,245	2,418	2,702

(2)	We define Adjusted EBITDA from continuing operations (“Adjusted EBITDA”) as generally accepted accounting principles (“GAAP”) net loss from continuing operations adjusted for stock-based expense, contingent considerations related to acquisitions, adjusted depreciation and amortization (which excludes amortization of capitalized internal-use software development costs), integration and other costs related to acquisitions, other non-business costs and benefits, income tax expense and other (income) expense, net. Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP.

Adjusted EBITDA should not be considered as an alternative to net loss, operating loss or any other measure of financial performance calculated and presented in accordance with GAAP. Our Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate Adjusted EBITDA in the same manner. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate.

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

The following table presents a reconciliation of net loss from continuing operations, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
GAAP net loss from continuing operations	$(9,908)	$(14,574)	$(20,216)	$(32,220)
Stock-based expense	3,343	3,467	6,465	7,274
Contingent consideration related to acquisition (1)	—	(4,230)	—	(3,860)
Adjusted depreciation and amortization	1,598	1,202	2,932	2,255
Acquisition-related and other expense	2,326	8,283	2,818	15,787
Other stock-related benefit (2)	—	—	(430)	—
Income tax expense (benefit)	258	130	270	(261)
Total other expense, net	588	249	1,086	246

Adjusted EBITDA from continuing operations	$(1,795)	$(5,473)	$(7,075)	$(10,779)

(1) Contingent consideration related to acquisition includes the following:
(a) Revaluation of contingent consideration
General and administrative	$—	$(3,270)	$—	$(3,270)
(b) Contingent consideration included in compensation expense
General and administrative	—	(480)	—	(295)
Sales and marketing	—	(480)	—	(295)

Contingent consideration related to acquisition	$—	$(4,230)	$—	$(3,860)

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

(2)	Other stock-related expense represents an estimated liability for taxes and related items in connection with our treatment of certain stock option grants. Since the estimated liability directly relates to stock option grants and as stock-based expenses are consistently excluded from our non-GAAP financial measures, we have excluded this estimated liability. During the six months ended October 31, 2014, the Company recorded a benefit of $0.4 million due to a reduction of this estimated liability.

The following table sets forth our results of operations for the specified periods as a percentage of revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

Consolidated Statements of Operations Data:

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (1)	36.8	30.4	36.2	30.2

Gross profit	63.2	69.6	63.8	69.8
Operating expenses:
Sales and marketing (1)	40.0	50.7	42.8	51.3
Research and development (1)	19.7	23.8	20.4	23.0
General and administrative (1)	17.1	8.8	17.1	14.9
Acquisition-related and other	4.9	20.1	3.0	19.4
Amortization of acquired intangible assets	0.7	0.7	0.7	0.7

Total operating expenses	82.4	104.1	84.0	109.3

Operating loss	(19.2)	(34.5)	(20.2)	(39.5)

Total other expense, net	(1.2)	(0.6)	(1.2)	(0.3)

Loss from continuing operations before income taxes	(20.4)	(35.1)	(21.4)	(39.8)
Income tax expense (benefit)	0.5	0.3	0.3	(0.3)

Net loss from continuing operations	(20.9)%	(35.4)%	(21.7)%	(39.5)%

Other Financial Data:
Adjusted EBITDA from continuing operations(2)	(3.8)%	(13.3)%	(7.6)%	(13.2)%

(1) Includes stock-based expense as follows:
Cost of revenue	1.0%	0.6%	0.8%	0.7%
Sales and marketing	2.5	3.2	2.3	3.1
Research and development	1.1	1.6	1.3	1.8
General and administrative	2.5	3.0	2.6	3.3

(2)	We define Adjusted EBITDA from continuing operations as GAAP net loss from continuing operations adjusted for stock-based expense, contingent considerations related to acquisition, adjusted depreciation and amortization (which excludes amortization of capitalized internal-use software development costs), integration and other costs related to acquisitions, other non-business costs and benefits, income tax expense and other (income) expense, net. See Note (2) to the Consolidated Statement of Operations Data on page 25 of this Quarterly Report on Form 10-Q for a reconciliation of net loss to Adjusted EBITDA from continuing operations.

Comparison of the Three Months Ended October 31, 2014 and 2013

Revenue

	Three Months Ended October 31,
	2014	2013	% Change
	(dollars in thousands)
Revenue	$47,325	$41,148	15.0%

Our revenue increased $6.2 million, or 15.0%, for the three months ended October 31, 2014 compared to the three months ended October 31, 2013. This increase is composed of an increase in SaaS revenue of $5.3 million and an increase in Media revenue of $0.9 million. Of the $5.3 million increase in SaaS revenue, $4.4 million was largely generated from new launches of active clients utilizing our platform and solutions since the prior year period. The remaining $0.9 million increase was generated from existing clients due to increased subscriptions of our products and offerings. For the three months ended October 31, 2014, net new active client launches were 61 and our active client retention rate was 95.3% compared to net new active client launches additions of 58 and active client retention rate of 97.0% for the three months ended October 31, 2013. Our client retention rates can be impacted due to a variety of reasons including, but not limited to, non-renewals, renewals at less favorable terms, and the cyclical and discretionary nature of marketing and advertising spending. SaaS revenue per active client (in thousands) was $36.8 for the three months ended October 31, 2014, compared to SaaS revenue per active client (in thousands) of $42.0 for the three months ended October 31, 2013.

Cost of Revenue and Gross Profit Percentage

	Three Months Ended October 31,
	2014	2013	% Change
	(dollars in thousands)
Cost of revenue	$17,414	$12,508	39.2%
Gross profit	29,911	28,640	4.4
Gross profit percentage	63.2%	69.6%

Cost of revenue increased $4.9 million, or 39.2%, for the three months ended October 31, 2014 compared to the three months ended October 31, 2013. This increase was primarily due to increases of $1.0 million in costs associated with hosting services due to an increase in the volume of impressions and an increase of $2.5 million in personnel–related expenses due to an increase in headcount to support our new and additional product offerings. Additional increases include $0.5 million in professional fees and travel and $0.7 million in allocated overhead expenses. Our cost of revenue for the three months ended October 31, 2014 includes $0.2 million of amortization of developed technology acquired from FeedMagnet.

Operating Expenses

	Three Months Ended October 31,
	2014		2013
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Sales and marketing	$18,931	40.0%	$20,837	50.7%	(9.1)%
Research and development	9,306	19.7	9,793	23.8	(5.0)
General and administrative	8,100	17.1	3,639	8.8	122.6
Acquisition-related and other	2,326	4.9	8,283	20.1	(71.9)
Amortization of acquired intangible assets	310	0.7	283	0.7	9.5

Total operating expenses	$38,973	82.4%	$42,835	104.1%	(9.0)%

Sales and marketing. Sales and marketing expenses decreased by $1.9 million, or 9.1%, for the three months ended October 31, 2014 compared to the three months ended October 31, 2013. For the three months ended October 31, 2014, personnel-related expenses and allocated overhead expenses decreased by $1.7 million and $0.1 million, respectively, due to a decrease in headcount as we continue to leverage our more experienced sales force. Professional services decreased by $0.6 million due to decreased use of third-party contractor resources. A benefit of $0.5 million was realized during the three months ended October 31, 2013 due to the decrease in fair value of the liability for contingent consideration related to the acquisition of Longboard Media as the payout was estimated to be zero as of October 31, 2013.

Research and development. Research and development expenses decreased by $0.5 million, or 5.0%, for the three months ended October 31, 2014 compared to the three months ended October 31, 2013. Personnel-related expenses decreased $0.8 million for the three months ended October 31, 2014 due to a decrease in headcount. This decrease was partially offset by an increase of $0.2 million in facility-related expenses and an increase of $0.1 million in professional services.

General and administrative. General and administrative expenses increased $4.5 million, or 122.6%, for the three months ended October 31, 2014 compared to the three months ended October 31, 2013. This increase is primarily from a benefit of $3.8 million realized during the three months ended October 31, 2013 due to the decrease in fair value of the liability for contingent consideration related to the acquisition of Longboard Media as the payout was estimated to be zero as of October 31, 2013. Bad debt expense increased $0.7 million for the three months ended October 31, 2014.

Acquisition-related and other. Acquisition-related and other expenses decreased $6.0 million, or 71.9%, for the three months ended October 31, 2014 compared to the three months ended October 31, 2013. This decrease was primarily due to the completion of the U.S. Department of Justice suit in the first half of fiscal year 2015 related to our acquisition of PowerReviews. We incurred $2.3 million in legal fees and other expenses for the three months ended October 31, 2014 primarily due to legal and other advisory costs incurred to comply with our ongoing obligations from the divestiture of the PowerReviews business and the shareholder derivative action filed in connection with the acquisition of PowerReviews. For the three months ended October 31, 2013, we incurred $8.3 million in legal and advisory fees primarily due to the U.S. Department of Justice suit related to our acquisition of PowerReviews.

Amortization of acquired intangibles. Amortization for acquired intangible assets stayed relatively constant at $0.3 million in the three months ended October 31, 2014 and 2013. Amortization of acquired intangible assets represents amortization of acquired customer relationship intangible assets from FeedMagnet and Longboard Media. Due to the presentation of PowerReviews as discontinued operations as of April 30, 2014, the related amortization expense of the PowerReviews intangible assets for the three months ended October 31, 2013 is included as a component of “loss from discontinued operations, net of tax.”

Other Expense, Net

	Three Months Ended October 31,
	2014		2013
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Interest income	$10	—%	$46	0.1%	(78.3)%
Interest expense	(250)	(0.5)	(32)	(0.1)%	681.3
Other expense	(348)	(0.7)	(263)	(0.6)	32.3

Total other expense, net	$(588)	(1.2)%	$(249)	(0.6)%	136.1%

Total other expense, net, increased by $0.3 million for the three months ended October 31, 2014 compared to the three months ended October 31, 2013 primarily due to inclusion of $0.3 million of interest expense on the $27.0 million revolving line of credit for the three months ended October 31, 2014.

Income Tax Expense

	Three Months Ended October 31,
	2014		2013
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Income tax expense	$258	0.5%	$130	0.3%	98.5%

Income tax expense increased by $0.1 million in the three months ended October 31, 2014 compared to the three months ended October 31, 2013 due to an increase in estimated foreign and state income tax expenses.

Comparison of the Six Months Ended October 31, 2014 and 2013

Revenue

	Six Months Ended October 31,
	2014	2013	% Change
	(dollars in thousands)
Revenue	$93,302	$81,467	14.5%

Our revenue increased by $11.8 million, or 14.5%, for the six months ended October 31, 2014 compared to the six months ended October 31, 2013. Included in this increase was an increase in SaaS revenue of $10.8 million and an increase in Media revenue of $1.0 million. Of the $10.8 million increase in SaaS revenue, $8.5 million was largely generated from new launches of active clients utilizing our platform and solutions since the prior year period. The remaining $2.3 million increase was generated from existing clients due to increased subscriptions of our products and offerings and a one-time termination fee from an existing client. For the six months ended October 31, 2014, net new active client launches were 125 and our active client retention rate was 89.8% compared to net new active client launches additions of 95 and active client retention rate of 94.4% for the six months ended October 31, 2013. For the six months ended October 31, 2014, our client retention rate was lower as we reduced our client count by 23 clients which represents an adjustment for previous fiscal quarters due to Connections only clients who converted to a “Freemium” model and clients from the

Shopzilla asset purchase which were a part of the PowerReviews divestiture. Further, the reduction in the client count also included certain clients from our FeedMagnet acquisition whose contracts expired. The annual subscription fees for these clients were not significant. Our client retention rates can be impacted due to a variety of reasons including, but not limited to, non-renewals, renewals at less or more favorable terms, and the cyclical and discretionary nature of marketing and advertising spending. SaaS revenue per active client (in thousands) was $74.9 for the six months ended October 31, 2014 compared to SaaS revenue per active client (in thousands) of $84.5 for the six months ended October 31, 2013.

Cost of Revenue and Gross Profit Percentage

	Six Months Ended October 31,
	2014	2013	% Change
	(dollars in thousands)
Cost of revenue	$33,770	$24,625	37.1%
Gross profit	59,532	56,842	4.7
Gross profit percentage	63.8%	69.8%

Cost of revenue increased $9.1 million, or 37.1%, for the six months ended October 31, 2014 compared to the six months ended October 31, 2013. This increase was primarily due to increases of $3.0 million in costs associated with hosting services due to an increase in the volume of impressions and $3.8 million in personnel–related expenses due to an increase in headcount to support more diverse product offerings for the six months ended October 31, 2014. Additional increases include $0.9 million in professional fees and travel, $0.8 million in allocated overhead expenses and $0.2 million in facility-related expenses and depreciation. Our cost of revenue for the six months ended October 31, 2014 includes $0.4 million of amortization of developed technology acquired from FeedMagnet.

Operating Expenses

	Six Months Ended October 31,
	2014		2013
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Sales and marketing	$39,926	42.8%	$41,833	51.3%	(4.6)%
Research and development	19,036	20.4	18,717	23.0	1.7
General and administrative	15,993	17.1	12,175	14.9	31.4
Acquisition-related and other	2,818	3.0	15,787	19.4	(82.1)
Amortization of acquired intangible assets	619	0.7	565	0.7	9.6

Total operating expenses	$78,392	84.0%	$89,077	109.3%	(12.0)%

Sales and marketing. Sales and marketing expenses decreased by $1.9 million, or 4.6%, for the six months ended October 31, 2014 compared to the six months ended October 31, 2013. For the six months ended October 31, 2014, personnel-related expenses decreased by $2.3 million due to a decrease in headcount as we continue to leverage our more experienced sales force. Professional services decreased by $1.2 million due to decreased use of third-party contractor resources. These decreases were offset by a $1.1 million increase in marketing expenses as we hosted our annual marketing event “Bazaarvoice Summit” for current and prospective clients during the six months ended October 31, 2014 and a $0.2 million increase in other expenses associated with the event. The Company hosted the last “Bazaarvoice Summit” in March 2013. A benefit of $0.3 million was realized during the six months ended October 31, 2013 due to the decrease in fair value of the liability for contingent consideration related to the acquisition of Longboard media as the payout was estimated to be zero as of October 31, 2013.

Research and development. Research and development expenses increased $0.3 million, or 1.7%, for the six months ended October 31, 2014 compared to the six months ended October 31, 2013. This increase was primarily due to an increase in professional fees of $0.6 million resulting from an increased use of third-party contractor resources to supplement our research and development efforts and training programs and a $0.5 million increase in allocated overhead expenses and facilities-related expenses. These increases were partially offset by a decrease of $0.8 million in personnel-related expenses.

General and administrative. General and administrative expenses increased $3.8 million, or 31.4%, for the six months ended October 31, 2014 compared to the six months ended October 31, 2013. The increase was primarily from a benefit of $3.6 million realized during the six months ended October 31, 2013 due to the decrease in fair value of the liability for contingent consideration related to the acquisition of Longboard Media as the payout was estimated to be zero as of October 31, 2013. During the six months ended October 31, 2014, a $0.6 million increase in bad debt expense was partially offset by a benefit of $0.4 million representing a reduction in our estimated liability recorded in fiscal year 2013 in connection with our treatment of certain stock option grants.

Acquisition-related and other. Acquisition-related and other expenses decreased $13.0 million, or 82.1%, for the six months ended October 31, 2014 compared to the six months ended October 31, 2013. This decrease was primarily due to the completion of the U.S Department of Justice suit in the six months ending October 31, 2014 related to our acquisition of PowerReviews. We incurred $2.8 million in legal fees and other expenses for the six months ended October 31, 2014 primarily due to legal and advisory costs incurred to comply with our ongoing obligations from the divesture of the PowerReviews business and the shareholder derivative action filed in connection with the acquisition of PowerReviews. For the six months ended October 31, 2013, we incurred $15.8 million in legal and advisory fees primarily due to the U.S. Department of Justice suit related to our acquisition of PowerReviews.

Amortization of acquired intangibles. The amortization of acquired intangible assets represents amortization of acquired customer relationship intangible assets from FeedMagnet and Longboard Media. Due to the presentation of PowerReviews as discontinued operations as of April 30, 2014, the related amortization expense of the PowerReviews intangible assets for the six months ended October 31, 2013 is now included as a component of “loss from discontinued operations, net of tax.” Amortization from continuing operations is presented separately in the statement of operations and was $0.6 million for the six months ended October 31, 2014 and 2013. The $0.1 million increase in amortization expense for the six months ended October 31, 2014 was due to the amortization of FeedMagnet customer relationships which was acquired on April 15, 2014.

Other Expense, Net

	Six Months Ended October 31,
	2014		2013
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Interest income	$16	—%	$112	0.1%	(85.7)%
Interest expense	(482)	(0.5)%	(32)	(0.0)%	1,406.3%
Other expense	(620)	(0.7)	(326)	(0.4)	90.2

Total other expense, net	$(1,086)	(1.2)%	$(246)	(0.3)%	341.5%

Total other expense, net, increased by $0.8 million in the six months ended October 31, 2014 compared to the six months ended October 31, 2013 primarily due to inclusion of $0.5 million of interest expense on the $27.0 million revolving line of credit for the six months ended October 31, 2014 and an increase of $0.3 million in realized gains and losses on transactions in foreign currencies.

Income Tax Expense (Benefit)

	Six Months Ended October 31,
	2014		2013
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Income tax expense (benefit)	$270	0.3%	$(261)	(0.3)%	203.4%

Income tax expense increased by $0.5 million in the six months ended October 31, 2014 compared to the six months ended October 31, 2013 due to an estimated increase in foreign and state taxes payable. Further, the six months ended October 21, 2013 included a benefit of $0.4 million from the 2013 Texas state research and development tax credit, which was enacted in the first quarter of fiscal year 2014.

Liquidity and Capital Resources

Our principal source of liquidity at October 31, 2014 consisted of $81.5 million of cash and cash equivalents and short term investments. Cash and cash equivalents consist of cash, money market funds and municipal bonds. Our short-term investments consist of certificates of deposit, municipal bonds, commercial paper and U.S. Treasury securities. As of October 31, 2014, the amount of cash and cash equivalents held by foreign subsidiaries was $4.6 million. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.

On February 21, 2014, we drew down $27.0 million of the unused balance of the revolving line of credit. The funds were largely used for general corporate purposes and for the acquisition of FeedMagnet in fiscal year 2014. On July 2, 2014, we completed the sale of PowerReviews for total consideration of $30.0 million and received $25.5 million in cash. On November 21, 2014, we entered into a $70.0 million secured revolving credit facility pursuant to an Amended and Restated Credit Agreement (the “Credit Agreement”) dated as of November 21, 2014. The Credit Agreement amended and restated the Company’s prior $30.0 million secured revolving credit facility pursuant to a loan and security agreement dated July 18, 2007. On November 21, 2014, we drew down $57.0 million of the unused balance of the Credit Agreement, of which, $27.0 million was used to repay the $27.0 million drawn down from February 21, 2014. Our principal needs for liquidity include funding our operating losses, working capital requirements, capital expenditures, repaying our outstanding revolving line of credit and acquisitions. We believe that our available resources are sufficient to fund our liquidity requirements for at least the next 12 months.

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

We typically invoice our new and existing SAAS business clients for our subscription services in a varying mix of frequencies such as; monthly, quarterly, semiannual and annual billings. Increases in new client launches lead to increased billings, which in turn also increases our accounts receivable. The operating cash flow benefit of increased billing activity generally occurs in the subsequent quarters when we collect from our clients.

An increase in accounts receivable due to the factors described above also causes an increase in days sales outstanding (“DSO”), which is calculated by dividing period end accounts receivable by average daily sales for the fiscal quarter. DSO was 78 days for the three months ended October 31, 2014 compared to 64 days for the three months ended October 31, 2013.

Our DSO fluctuates from period to period and year over year, primarily due to the seasonal nature of our new bookings and related renewals, the seasonal nature of our media business and the frequency of our customer billings which vary throughout the fiscal year. These trends result in changes in accounts receivable balances that are different than our revenue growth trends. Although period end accounts receivable fluctuates because of these factors, the average daily sales for the period do not because we recognize revenue ratably over the terms of our customer contracts. Accordingly, our average daily sales are not influenced by factors such as seasonality, billing frequency and billing timing.

The following table summarizes our cash flows for the periods indicated (including cash flows from discontinued operations):

	Six Months Ended October 31,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(12,145)	$(21,589)
Net cash provided by investing activities	10,742	16,397
Net cash provided by financing activities	2,800	7,483

Net Cash Used in Operating Activities

Net cash used in operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of clients using our platforms and the amount and timing of client payments.

For the six months ended October 31, 2014, operating activities used $12.1 million of cash after changes in our operating assets and liabilities, offsetting a net loss of $21.5 million, which included non-cash depreciation and amortization of $6.1 million, non-cash loss on disposal of discontinued operations, net of tax, of $1.5 million, non-cash stock-based expense of $6.6 million and non-cash bad debt and other non-cash expense of $1.4 million. Accounts receivable, prepaid expenses and other current assets and other non-current assets increased $2.9 million. A decrease of $3.8 million in accrued expenses and other current liabilities, other long-term liabilities and deferred revenue was partially offset by a $0.5 million increase in accounts payable; resulting in a net decrease of $6.2 million due to changes in operating assets and liabilities. Included in changes for accrued liabilities and accounts payable was $2.7 million which was spent on legal and advisory fees for the divestiture of PowerReviews.

For the six months ended October 31, 2013, operating activities used $21.6 million of cash after changes in our operating assets and liabilities partially offset a net loss of $31.5 million. Changes in our operating assets and liabilities included non-cash depreciation and amortization of $7.3 million, non-cash stock-based expense of $7.7 million, a non-cash benefit related to the revaluation of contingent consideration of $3.3 million, non-cash bad debt expense of $0.6 million, a non-cash tax benefit related to stock-based expense of $0.1 million and other non-cash expense of $0.2 million. Accounts receivable and other non-current assets increased $2.5 million. A decrease of $4.5 million in deferred revenue and other long-term liabilities accounts payable was offset by a $4.5 million in accrued expenses and other current liabilities; resulting in a net decrease of $2.5 million in operating assets and liabilities. Included in changes for accrued liabilities and accounts payable was $14.0 million which was spent on legal and advisory fees for the DOJ suit related to our acquisition of PowerReviews.

Net Cash Provided by Investing Activities

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

For the six months ended October 31, 2014, investing activities provided $10.7 million which included $25.5 million from the sale of the PowerReviews business offset by $8.0 million of purchases of short term investments, net sales and maturities of short term investments, $6.3 million in purchases of property, equipment and capitalized internal-use software development costs, and a $0.5 million increase in restricted cash.

For the six months ended October 31, 2013, investing activities provided $16.4 million, including $22.8 million of proceeds from the maturities and sales of short term investments, net of purchases of short term investments, offset by $6.2 million in purchases of property, equipment and capitalized internal-use software development costs and a $0.2 million purchase of an intangible asset.

Net Cash Provided by Financing Activities

Our financing activities have consisted primarily of net proceeds from the issuance of common stock, proceeds from the exercises of options to purchase common stock.

For the six months ended October 31, 2014, financing activities provided $2.8 million due to proceeds of $1.6 million from the exercise of options to purchase our common stock and contributions of $1.2 million to our Employee Stock Purchase Plan.

For the six months ended October 31, 2013, financing activities provided $7.5 million primarily due to proceeds of $6.0 million from the exercise of options to purchase our common stock and contributions of $1.4 million to our Employee Stock Purchase Plan.

Contractual Obligations and Commitments

We have non-cancelable operating lease obligations related to our office space, the largest of which is for our headquarters in Austin, Texas. On November 13, 2014, we entered into a new lease (the “Lease”), pursuant to which we will lease approximately 137,615 square feet of office space in Austin, Texas. This will serve as the new headquarters of the Company and will be used for general office purposes. The term of the Lease commences on January 1, 2016 unless otherwise modified and terminates approximately ten years and six months thereafter. We do not have any material capital lease obligations and all of our property, equipment and software has been purchased with cash. We have no material purchase obligations outstanding with any vendors or third-parties.

Obligations arising from unrecognized tax benefits are not included in the contractual obligations because it is expected that the unrecognized benefits would result in an insignificant amount of cash payments as we have generated net operating losses.

On July 18, 2007, we entered into a loan and security agreement (“Loan Agreement”) with a financial institution, which was most recently amended in June 2013. As amended, the Loan Agreement provides for a revolving line of credit with a borrowing capacity of up to the lesser of (a) $30.0 million or (b) 100% of eligible monthly service fees as defined in the Loan Agreement, inclusive of any amounts outstanding under the $2.7 million sublimit for corporate credit card and letter of credit services.

As of October 31, 2014 and April 30, 2014, we had drawn down $1.6 million in the form of a letter of credit as security deposits for our leased corporate headquarters. As of October 31, 2014, we had drawn down an additional $0.3 million in the form of a letter of credit as security deposits for our lease San Francisco office space. On February 21, 2014, we drew down $27.0 million of the unused balance of the revolving line of credit. The outstanding loan balance is subject to all terms and conditions described above in the Loan Agreement and its subsequent amendments. The unused balance of the revolving line of credit was $1.1 million and $1.4 million as of October 31, 2014 and April 30, 2014, respectively. Borrowings under the revolving line of credit are collateralized by substantially all of our assets and bear interest at a floating interest rate equal to the prime rate (defined as the financial institution’s daily adjusting LIBOR rate plus 2.5%), which is payable monthly. The revolving line of credit expires and all interest and principal thereunder is payable in full on January 31, 2015.

The Loan Agreement contains certain restrictive covenants that limit our and our subsidiaries’ ability to, among other things, incur additional indebtedness or guarantee indebtedness of others; make payments on additional indebtedness or make changes to certain agreements related to additional indebtedness; enter into hedging arrangements; create liens on our assets; make loans and investments; make capital expenditures; dispose of assets; store inventory and equipment with others; pay dividends or make distributions on, or purchase or redeem, our capital stock; enter into mergers or consolidations with or into other entities; undergo a change of control; engage in different lines of business; or enter into transactions with affiliates. The Loan Agreement also contains numerous affirmative covenants, including covenants regarding, among other things, compliance with applicable laws and regulations, reporting, payment of taxes and other obligations, maintenance of insurance coverage, maintenance of bank and investment accounts with the financial institution and its affiliates, registration of intellectual property rights, and obtaining certain third-party consents and waivers. We were in compliance with all financial covenants as of October 31, 2014 and April 30, 2014.

On November 21, 2014, we entered into a $70.0 million secured revolving credit facility (the “Credit Facility”), with a sublimit of $3.0 million for the incurrence of swingline loans and a sublimit of $15.0 million for the issuance of letters of credit pursuant to an Amended and Restated Credit Agreement between us, the lenders party thereto and Comerica Bank, as administrative agent, sole lead arranger and sole bookrunner (the “Credit Agreement”). The Credit Agreement amended and restated the Loan Agreement, as amended. Borrowings under the Credit Agreement are collateralized by substantially all of our assets and bear interest at the adjusted LIBOR rate plus 3.5%. On November 21, 2014, we drew down $57.0 million of the unused balance of the Credit Agreement, of which, $27.0 million was used to repay the entire outstanding balance on the Loan agreement. On December 4, 2014, the Company drew down $8.0 million in the form of a letter of credit under the Credit Facility as a security deposit for the Lease, resulting in an unused balance of the Credit Facility of $3.1 million. The Credit Facility expires and all interest and principal thereunder is payable in full on November 21, 2017 (See Note 12).

On November 4, 2008, we entered into a pledge and security agreement with a financial institution for a standby letter of credit for credit card services from a separate financial institution for an amount not to exceed $0.1 million. We pledged a security interest in our money market account, in which the balance must equal at least the credit extended. On March 17, 2010, the standby letter of credit for credit card services was increased to $0.3 million. On May 18, 2011, the standby letter of credit for credit card services was increased to $0.5 million and, on October 29, 2014, the standby letter of credit for credit card services was increased to $1.0 million. This letter of credit expires annually and the pledged security interest is recorded as short-term restricted cash in our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and the Use of Estimates

Preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014, filed on June 26, 2014 describe the significant accounting estimates and policies used in the preparation of our condensed consolidated financial statements. Actual results in these areas could differ from management’s estimates. During the six months ended October 31, 2014, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014, filed on June 26, 2014.

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

We assess the market risk of changes in foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows of a hypothetical 10% change in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The effect of an immediate 10% adverse change in exchange rates on foreign currency denominated monetary assets and liabilities, principally accounts receivable and intercompany balances, as of October 31, 2014, would be immaterial.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2014. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of October 31, 2014, management concluded that our disclosure controls and procedures were effective as of October 31, 2014.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended October 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 12, 2013, a purported shareholder derivative action was filed in the Texas State District Court for Travis County, Texas against certain of our officers and directors, former officers and directors, and against us as nominal defendant—in Edmans v. Hurt et al., Case No. D-1-GN-13-000874. The original petition in this matter alleged claims purportedly on behalf of us against the individual defendants for corporate waste, breaches of fiduciary duties and breaches of our corporate policies in connection with the acquisition of PowerReviews and certain of our officers’ and directors’ sales of shares of our stock. The original petition requested declaratory judgment, a disgorgement of $91.4 million in proceeds received from such sales of our stock, unspecified damages on behalf of us, reasonable attorneys’, accountants’ and experts’ fees, and equitable relief. On October 23, 2013, the court granted a motion filed by us and individual defendants and ruled that the plaintiff’s original petition failed to allege particularized facts sufficient to excuse plaintiff from making pre-suit demand on our Board of Directors. The court ordered the plaintiff to file an amended complaint within 30 days setting forth particularized facts sufficient to excuse demand. On November 22, 2013, the plaintiff filed its amended petition, which again asserted claims for corporate waste, breaches of fiduciary duties and breaches of our corporate policies in connection with the acquisition of PowerReviews and certain of our officers’ and directors’ sales of shares of our stock. We filed a motion for summary judgment asserting that the amended petition failed to cure the defects in the original petition. The court stayed the lawsuit and its ruling on the motion for summary judgment to allow the parties to participate in mediation. On July 9, 2014, the parties attended mediation and agreed to preliminary settlement terms which were later reduced to a comprehensive settlement agreement. On September 23, 2014, the court preliminarily approved the settlement agreement and directed us to notify our shareholders of the proposed settlement, a final hearing on November 24, 2014, and a motion for attorneys’ fees and expenses. On November 24, 2014, the court signed a Final Judgment approving of the notice to shareholders, approving of the proposed settlement and payments to plaintiff and plaintiff’s counsel, and dismissing all claims arising out of, relating to, or concerning the PowerReviews acquisition or divestiture, any reports, disclosures, or statements made by our current or former directors or officers in relation to the PowerReviews acquisition or divestiture, or any matter that could have been asserted in the lawsuit or any other action or proceeding regarding allegations of breach of fiduciary duty or allegations relating to or arising out of any act, statement, omission, transaction, event, or circumstance in relation to the PowerReviews acquisition or divestiture. The settlement did not have a material impact on our condensed consolidated financial statements.

On August 20, 2014, we were informed that the DOJ was investigating whether we retained any PowerReviews technology in violation of the Joint Stipulation and Order. This matter has been resolved by an agreement between us and the DOJ to modify the Proposed Final Judgment through the addition of terms relating to the appointment of an antitrust compliance officer. These agreed modifications to the Proposed Final Judgment were filed with the Court on December 1, 2014 and the Final Judgment was entered by the Court on December 2, 2014.

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

We have incurred significant losses in each fiscal period since our inception in 2005. We experienced net losses of $52.8 million and $47.5 million from continuing operations during fiscal years 2014 and 2013, respectively. As of October 31, 2014, we had an accumulated deficit of $213.5 million which also includes losses from discontinued operations. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire clients. Expenses associated with the integration of the clients, employees and operations of acquired companies into our business could further delay our profitability. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest to grow our business and acquire clients, develop our platforms and develop new products and solutions. These efforts may prove more expensive and more difficult than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new products and solutions could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our client base; we could also incur increased losses because costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. Additionally, we currently sell our products on a fixed price basis. However, many of the third-party costs associated with providing our products are subject to variable pricing. We cannot be certain that we will be able to attain or increase profitability on a client-by-client basis or on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

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

We have several direct and indirect competitors across the regions we serve that provide third-party social commerce solutions, including but not limited to companies such as PowerReviews (formerly named Wavetable), Pluck, Reevoo, eKomi, Yotpo, Rating System and Gigya. As a result of our divestiture of the PowerReviews business, our competition with PowerReviews (formerly Wavetable) may likely become more intense. Additionally, we face potential competition from participants in adjacent markets that may enter our markets by leveraging related technologies and partnering with other companies.

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

Our revenue, expenses, operating results and cash flows have fluctuated from quarter to quarter in the past and are likely to continue to do so in the future. These fluctuations are due to, or may in the future result from, many factors, some of which are outside of our control, including:

•	the timing differences between when we incur sales commissions, implementation costs and other client acquisition costs associated with new solutions sales and when we generate revenue from these sales, particularly related to larger sales to new or existing clients;

•	our ability to sell additional solutions, including our media solutions, to existing clients and to add new clients, in multiple regions around the world, particularly in the United States and Europe, which has fluctuated and is likely to continue to fluctuate, due to the effectiveness of our sales execution, economic conditions, increased competition, the timing of larger sales opportunities and other factors affecting our sales in each of these regions;

•	the timing and success of new solutions, product and service offerings and pricing policies by us or our competitors or any other changes in the competitive dynamics of our industry;

•	our ability, and the ability of our clients, to timely and effectively implement our solutions;

•	the amount, timing and effectiveness of our product development investments and related expenses and delays in generating revenue from these new solutions;

•	increases in our hosting costs, which could result in advance payments to our hosting vendors, due to variations in demand for storage capacity and computing consumption without a corresponding increase in pricing from our existing clients;

•	the timing, frequency and pattern of our billing mix;

•	our ability to adjust our cost structure, particularly our personnel costs, in response to reductions in revenue;

•	the cyclical and discretionary nature of marketing and advertising spending, especially spending on social commerce solutions and target social commerce campaigns;

•	seasonal variations and unpredictability in our clients’ advertising budgets;

•	the amount and timing of operating expenses and capital expenditures related to the expansion of our operations and infrastructure and client acquisition;

•	our failure to achieve the growth rate that was anticipated by us in setting our operating and capital expense budgets;

•	changes in our active client retention rates;

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill or intangible assets from acquired companies;

•	unforeseen litigation costs and related settlement costs, particularly those related to intellectual property infringement and our obligation to fulfill related client indemnification obligations and regulatory investigations or restructuring activities, including settlement costs and regulatory penalties assessed related to government enforcement actions;

•	our ability to accurately estimate state and local sales tax obligations and to collect such actual amounts from our clients;

•	our ability to accurately estimate payroll and related taxes for wages and equity transactions;

•	our ability to accurately estimate bonus and other incentive payments to key employees based on performance and market conditions;

•	changes in currency exchange rates and associated costs of hedging to manage foreign currency fluctuations; and

•	the adoption of new laws or regulations, or interpretations of existing laws or regulations, that restrict, or increase the costs of, providing social commerce solutions or using the Internet as a medium for communications and commerce.

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

In order for us to improve our operating results, it is important that our clients renew their agreements with us when the initial term expires and also purchase additional solutions from us. We offer most of our social commerce solutions primarily through subscription agreements and generally recognize revenue ratably over the related subscription period. Our clients have no renewal obligation after their initial term expires, and we cannot assure you that we will be able to renew agreements with our clients at the same or higher contract value or at all. Moreover, under specific circumstances, our clients may have the right to cancel their agreements with us before they expire, for example, in the event of an uncured breach by us, or our clients may seek to renegotiate the terms of their contract prior to its expiration. Additionally, pursuant to the terms contained in the Joint Stipulation with the DOJ, we have agreed that during the period beginning on the date we completed the sale of PowerReviews (July 2, 2014) and ending on the later to occur of one year and the termination date of a client’s contract, we will allow existing Bazaarvoice clients as of July 2, 2014 to terminate their contract with us should they choose to use the ratings and reviews solution offered by PowerReviews. Similarly, our contracts with our media clients and covering certain of our social commerce solutions generally do not include long-term obligations requiring them to purchase our services and are often cancelable upon short or no notice and without penalty. Any decline in our client renewals or expansions would likely harm our future operating results, especially if we are unable to recognize sufficient revenue to offset related client acquisition costs prior to such termination or cancellation of our client agreements. If our clients, especially our larger clients, cancel their agreements, negotiate price concessions in their current agreements, do not renew their agreements, renew on less favorable terms for us or fail to purchase additional solutions, our revenue may decline, and our operating results would likely be harmed.

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

In November 2012, we acquired Longboard Media, a full service media network for retailers, shopping publishers and advertisers based in San Francisco, California. In April 2014, we acquired FeedMagnet, a privately-owned social media curation company that enables brands to collect, curate and display consumer-generated images, video and social content on their websites and other marketing priorities. We may not successfully evaluate, utilize or integrate the acquired products, technologies or personnel, or accurately forecast the financial impact of the acquisitions, including accounting charges or the impact on our existing business. The acquisitions of Longboard Media and FeedMagnet have provided us with new lines of business and/or products that may result in unforeseen operating difficulties and expenditures. External factors, such as competition from companies with greater resources and experience and our clients’ willingness to purchase new and different services from us, may also limit our ability to make further investment in this business in order to take full advantage of these product opportunities available to us. Accordingly, we may not realize the potential benefits of the acquisitions.

Our divestiture of the PowerReviews business could have an adverse effect on our business.

After the completion of our acquisition of PowerReviews, the DOJ filed a complaint against us with the U.S. District Court for the Northern District of California, San Francisco Division (the “Court”) alleging that our acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18, and seeking the divestiture of assets sufficient to create a competing business that can replace the competitive significance of PowerReviews in the marketplace. On January 8, 2014, the Court ruled that our acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18. On April 24, 2014, we entered into a Joint Stipulation with the DOJ to resolve the DOJ’s claims in the antitrust action challenging the acquisition of PowerReviews and, together with the DOJ, we submitted the Order to the Court. Under the terms of the Joint Stipulation and the Order, we were required to divest all of the assets of the PowerReviews business. On June 4, 2014, we entered into a definitive agreement to divest PowerReviews, LLC, the successor to PowerReviews, to Wavetable Labs, LLC (“Wavetable”) for $30.0 million in cash, $4.5 million of which is to be held in escrow as partial security for the Company’s indemnification obligations under the definitive agreement. The terms of this transaction were approved by the DOJ on June 26, 2014, and the transaction was completed on July 2, 2014. Wavetable subsequently changed its name to PowerReviews. As a result of this divestiture, we expect to experience in the short term a decrease in our SaaS revenues and a negative impact on our adjusted EBITDA and our progress towards profitability and positive operating cash flows. In addition, competition in the social commerce solutions market will become more intense as a result of this divestiture. We will also have ongoing obligations arising as a result of the terms of the Joint Stipulation with the DOJ, the Order and the divestiture agreement with PowerReviews. If we fail to comply with these obligations, our business could be adversely affected. For example, on August 20, 2014, we were informed that the DOJ is investigating whether we retained any PowerReviews technology in violation of the Joint Stipulation and Order. This investigation has now been closed. This matter has been resolved by an agreement between us and the DOJ to modify the Proposed Final Judgment through the addition of terms relating to the appointment of an antitrust compliance officer. These agreed modifications to the Proposed Final Judgment were filed with the Court on December 1, 2014 and the Final Judgment was entered by the Court on December 2, 2014.

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

Since our inception, we have experienced growth, which has increased the complexity of our operations. As our operations have expanded, we have grown from 640 full-time employees at April 30, 2012 to 814 full-time employees at October 31, 2014. We have increased the size of our client base from 782 active clients at April 30, 2012 to 1,258 active clients at October 31, 2014. The rapid growth and increasing complexity have demanded, and will continue to demand, substantial resources and attention from our management, most of whom have limited experience in managing a business of our size and complexity. We expect to continue to hire more employees in the future as we grow our business. To manage the expected growth of our operations and personnel and to support financial reporting requirements as a public company, we will need to continue to improve our operational, financial, technology and management controls and our reporting systems and procedures. Further, to accommodate our expected growth we must continually improve and maintain our technology, systems and network infrastructure. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Our inability to expand our personnel and operations in an efficient manner could result in difficulty in acquiring new clients or retaining existing clients, declines in quality or client satisfaction, increases in expenses relative to our revenue and challenges in developing and introducing new solutions, any of which could adversely affect our operating results.

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

In fiscal year 2013, we began implementation of Conversations, our next-generation social commerce technology platform, and we intend to migrate all of our clients to this new technology platform over time. We have limited experience migrating clients from one platform to another. Given the complexity and significance of this transition, including the amount of client data within our systems that will need to be accessed and migrated, our client relationships, our reputation, and our overall business could be severely damaged if these migrations go poorly. To the extent we encounter difficulties in implementation and migration of Conversations, we may be required to incur additional costs, including research and development costs, to address issues identified during the process. In addition, we have incurred additional expenses as a result of the dual technology platforms we maintain (Conversation and our previous social commerce technology platform), and if we experience any delays or technical problems as a result of the migration to Conversations, we may incur such expenses for a much longer period of time than anticipated. Also, one of the anticipated benefits of Conversations is that client implementation times should be shortened, which should result in reduced costs and earlier revenue recognition. Delays in the launch of and migration to Conversations would result in corresponding delays in our ability to achieve these anticipated benefits and could result in client dissatisfaction. Similarly, even if the migrations go smoothly, our business operations and client relationships will be at high risk if the new platform does not meet our performance expectations, or those of our clients. All of this could harm our business in numerous ways including, without limitation, a loss of revenue, lost client contracts, and damage to our reputation.

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

We host our solutions and serve our clients primarily from third-party data center facilities located in Texas, Virginia and Oregon. We also utilize third-party services that deploy data centers worldwide. We do not control the operation of any of the third- party data center facilities we use. These facilities may be subject to break-ins, computer viruses, denial-of-service attacks, sabotage, acts of vandalism and other misconduct. They are also vulnerable to damage or interruption from power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes and similar events. As a result, we may in the future experience website disruptions, outages and other performance problems. Despite our efforts, the occurrence of any of these events, a decision by our third-party service providers to close their data center facilities without adequate notice or other unanticipated problems could result in loss of data as well as a significant interruption in the offering of our solutions and harm to our reputation and brand.

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

As of October 31, 2014, we had six issued U.S. patents and 24 pending U.S. non-provisional patent applications. We cannot be certain that any additional patents will be issued with respect to our current or potential patent applications. Any current or future patents issued to us may be challenged, invalidated or circumvented, may not provide sufficiently broad protection or may not prove to be enforceable inactions against alleged infringers. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

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

On November 21, 2014, we entered into a secured revolving credit facility of up to $70.0 million (the “Credit Facility”), with a sublimit of $3.0 million for the incurrence of swingline loans and a sublimit of $15.0 million for the issuance of letters of credit pursuant to an Amended and Restated Credit Agreement dated as of November 21, 2014, among us, the financial institutions from time to time party thereto and Comerica Bank, as administrative agent, sole lead arranger and sole bookrunner. The credit agreement amended and restated our prior $30.0 million secured revolving credit facility pursuant to a loan and security agreement dated July 18, 2007, between the Company and Comerica Bank, as amended. Advances made under the credit agreement may be used for general corporate purposes and working capital purposes. Amounts repaid under the credit agreement may be reborrowed. The Credit Facility matures on November 21, 2017 and is payable in full upon maturity. If we cannot obtain the funds to repay this loan or otherwise refinance it on terms favorable to us, or at all, our liquidity and general financial condition could be adversely effected. Any borrowings, letters of credit and credit card services pursuant to our loan agreement are secured by substantially all of our assets, including our intellectual property. Our loan agreement limits, among other things, our ability to:

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

As of October 31, 2014, we had federal net operating loss carry-forwards of $205.6 million due to prior period losses, which expire beginning in 2027. We also have federal research tax credit carry-forwards of approximately $4.8 million that will begin to expire in 2027. As of October 31, 2014, we had state net operating loss carry-forwards of $98.2 million, which will begin expiring in 2016 if not utilized, and research and development credits of $1.7 million, of which a portion will begin expiring in 2034 and a portion will not expire. Realization of these net operating loss and research tax credit carry-forwards depends on many factors, including our future income. There is a risk that due to regulatory changes or unforeseen reasons our existing carry-forwards could expire or otherwise be unavailable to offset future income tax liabilities, which would adversely affect our operating results. In addition, under Section 382/383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards or other pre-change tax attributes to offset U.S. federal and state taxable income may be subject to limitations.

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

If construction of our new headquarters building is not completed on schedule or if we experience difficulties in moving to our new location, we risk increased costs and possible interruption of our business.

We entered into a long term lease for a new headquarters building that commenced construction in December 2014 and is anticipated to be completed in December 2015. We intend to move into the new building at the end of 2015. If the new headquarters facility is not completed by December 31, 2015, we do not expect our current landlord to further extend our current lease and therefore we could experience interruptions to our business while we secure a new headquarters facility. In addition, moving our headquarters is a complex, time-consuming, and expensive process that, without proper planning and effective and timely implementation, could significantly distract management from operating our business. Our inability to adequately address challenges that may arise during this transition could have an adverse effect on our business and results of operations.

The requirements of being a public company may strain our resources and divert management’s attention

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NASDAQ Stock Market LLC and other applicable securities and rules and regulations. As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010, as well as rules subsequently implemented by the SEC and The NASDAQ Stock Market LLC, impose various requirements on public companies, including establishing effective internal controls and certain corporate governance practices. Our management and other personnel have begun to devote a substantial amount of time to these compliance initiatives, and additional laws and regulations may divert further management resources.

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

We have consumed, and will continue to consume, management resources and incur significant expenses for section 404 compliance on an ongoing basis. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline.

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

Our executive officers, directors, beneficial owners of 5.0% or more of our outstanding shares of common stock and affiliated entities together owned approximately 54.6% of our common stock outstanding as of October 31, 2014. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit our other stockholders. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

The price of our common stock could decline if there are substantial sales of our common stock in the public stock market. We had an aggregate of 78,634,797 outstanding shares of common stock as of December 1, 2014. Shares beneficially owned by our affiliates and certain employees are subject to volume and other restrictions under Rules 144 or 701 of the Securities Act, as well as our insider trading policy and any applicable 10b5-1 trading plan. Certain of our employees, including many of our executive officers, have entered into 10b5-1 trading plans providing for sales of shares of our common stock from time to time.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) April 30, 2017; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We will be deemed a large accelerated filer on the last day of the fiscal year for which the market value of our common equity held by non-affiliates exceeds $700 million, measured on October 31. As of October 31, 2014, we did not meet this threshold. We cannot predict if investors will find our common stock less attractive to the extent we rely on the exemptions available to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We are, and in the future may be, subject to legal actions in the ordinary course of our operations, both domestically and internationally. For example, on January 10, 2013, the U.S. Department of Justice filed a complaint against us with the U.S. District Court for the Northern District of California, San Francisco Division, with respect to our acquisition of PowerReviews. See Item 1: “Legal Proceedings” for further discussion of this claim. In addition, on March 12, 2013, a purported shareholder derivative action was filed in the Texas State District Court for Travis County, Texas against certain of our officers and directors, former officers and directors, and against us as nominal defendant in Edmans v. Hurt et al., Case No. D-1-GN-13-000874. The complaint in this matter alleges corporate waste, breaches of fiduciary duties and breaches of the Company’s corporate policies in connection with the acquisition of PowerReviews and certain of the Company’s officers’ and directors’ sales of shares of the Company’s stock. The complaint requests declaratory judgment, a disgorgement of $91.4 million in proceeds received from such sales of the Company’s stock, unspecified damages on behalf of the Company, reasonable attorneys’, accountants’ and experts’ fees, and equitable relief. On July 9, 2014, the parties attended mediation and agreed to preliminary settlement terms, subject to board approval, court approval, and notice to our shareholders. On September 23, 2014, the court preliminarily approved the settlement agreement and directed us to notify our shareholders of the proposed settlement, a final hearing on November 24, 2014, and a motion for attorneys’ fees and expenses. On November 24, 2014, the court signed a Final Judgment approving the proposed settlement. See Item 1: “Legal Proceedings” for further description of each of this claim. There can be no assurances as to the favorable outcome of any litigation. An unfavorable outcome in any litigation matter against us could result in additional litigation. In addition it can be costly to defend litigation and these costs could negatively impact our financial results.

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

BAZAARVOICE, INC.

Dated: December 5, 2014	/s/ James R. Offerdahl
James R. Offerdahl
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	S-1	333-176506	3.1	August 26, 2011

3.2	Amended and Restated Bylaws, as currently in effect	S-1	333-176506	3.2	August 26, 2011

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.