Form 10-Q
period 2015-01-31
Bazaarvoice Inc
filed 2015-03-06
CIK 1330421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

The number of shares of the registrant’s common stock outstanding as of March 2, 2015 was 79,486,146.

Bazaarvoice, Inc.

Bazaarvoice, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share data)

(unaudited)

	January 31, 2015	April 30, 2014
Assets
Current assets:
Cash and cash equivalents	$45,787	$31,934
Restricted cash	—	604
Short-term investments	59,008	40,700
Accounts receivable, net of allowance for doubtful accounts of $3,418 and $2,324 as of January 31, 2015 and April 30, 2014, respectively	55,730	39,099
Prepaid expenses and other current assets	14,448	8,212
Assets held for sale	—	33,745

Total current assets	174,973	154,294
Property, equipment and capitalized internal-use software development costs, net	18,246	17,005
Goodwill	139,155	139,155
Acquired intangible assets, net	11,970	13,388
Other non-current assets	3,884	3,428

Total assets	$348,228	$327,270

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,393	$3,346
Accrued expenses and other current liabilities	26,229	27,071
Revolving line of credit	—	27,000
Deferred revenue	60,814	54,951
Liabilities held for sale	—	3,621

Total current liabilities	91,436	115,989
Long-term liabilities:
Revolving line of credit	57,000	—
Deferred revenue less current portion	2,669	1,722
Deferred tax liability, long-term	1,662	1,730
Other liabilities, long-term	360	1,367

Total liabilities	153,127	120,808
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock – $0.0001 par value; 150,000,000 shares authorized, 79,629,679 shares issued and 79,379,679 shares outstanding as of January 31, 2015; 150,000,000 shares authorized, 77,887,663 shares issued and 77,637,663 shares outstanding at April 30, 2014	8	8
Treasury stock, at cost – 250,000 shares as of January 31, 2015 and April 30, 2014	—	—
Additional paid-in capital	413,443	398,201
Accumulated other comprehensive income (loss)	(679)	328
Accumulated deficit	(217,671)	(192,075)

Total stockholders’ equity	195,101	206,462

Total liabilities and stockholders’ equity	$348,228	$327,270

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except net loss per share data)

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
Revenue	$49,562	$43,600	$142,864	$125,067
Cost of revenue	17,988	13,758	51,758	38,383

Gross profit	31,574	29,842	91,106	86,684

Operating expenses:
Sales and marketing	18,020	20,765	57,946	62,598
Research and development	8,779	9,036	27,815	27,753
General and administrative	6,932	7,674	22,925	19,849
Acquisition-related and other	413	31	3,231	15,818
Amortization of acquired intangible assets	309	282	928	847

Total operating expenses	34,453	37,788	112,845	126,865

Operating loss	(2,879)	(7,946)	(21,739)	(40,181)

Other income (expense), net:
Interest income	27	24	43	136
Interest expense	(536)	—	(1,018)	(32)
Other expense	(411)	(292)	(1,031)	(618)

Total other expense, net	(920)	(268)	(2,006)	(514)

Loss from continuing operations before income taxes	(3,799)	(8,214)	(23,745)	(40,695)
Income tax expense (benefit)	324	179	594	(82)

Net loss from continuing operations	$(4,123)	$(8,393)	$(24,339)	$(40,613)
Income (loss) from discontinued operations, net of tax	—	430	(1,257)	1,128

Net loss applicable to common stockholders	$(4,123)	$(7,963)	$(25,596)	$(39,485)

Net loss per share applicable to common stockholders:
Continuing operations	$(0.05)	$(0.11)	$(0.31)	$(0.54)
Discontinued operations	—	0.01	(0.02)	0.02

Basic and diluted loss per share:	$(0.05)	$(0.10)	$(0.33)	$(0.52)

Basic and diluted weighted average number of shares outstanding	78,898	76,071	78,315	75,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
Net loss	$(4,123)	$(7,963)	$(25,596)	$(39,485)
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustment	(510)	136	(968)	269
Unrealized gain (loss) on investments	(57)	44	(39)	90

Total other comprehensive gain (loss), net of tax	(567)	180	(1,007)	359

Comprehensive loss	$(4,690)	$(7,783)	$(26,603)	$(39,126)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at April 30, 2014	77,888	$8	(250)	$—	$398,201	$328	$(192,075)	$206,462
Excess tax benefit related to stock-based expense	—	—	—	—	2	—	—	2
Stock-based expense	—	—	—	—	9,689	—	—	9,689
Issuance of restricted stock awards	115	—	—	—	—	—	—	—
Exercise of stock options and vested restricted stock units	1,445	—	—	—	4,356	—	—	4,356
Shares issued under employee stock plans	182	—	—	—	1,195	—	—	1,195
Change in foreign currency translation adjustment	—	—	—	—	—	(968)	—	(968)
Change in unrealized gain (loss) on investments	—	—	—	—	—	(39)	—	(39)
Net loss applicable to common stockholders	—	—	—	—	—	—	(25,596)	(25,596)

Balance at January 31, 2015	79,630	8	(250)	—	413,443	(679)	(217,671)	195,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended January 31,
	2015	2014
Operating activities:
Net loss	$(25,596)	$(39,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	9,169	11,167
Loss on disposal of discontinued operations, net of tax	1,537	—
Stock-based expense	9,689	10,996
Revaluation of contingent consideration	—	(3,270)
Bad debt expense	2,126	1,433
Excess tax benefit related to stock-based expense	(2)	(96)
Amortization of deferred financing costs	39	—
Other non-cash expense	145	194
Changes in operating assets and liabilities:
Accounts receivable	(18,757)	(15,802)
Prepaid expenses and other current assets	(1,600)	(375)
Other non-current assets	(112)	(1,473)
Accounts payable	844	475
Accrued expenses and other current liabilities	(2,391)	(2,214)
Deferred revenue	6,810	(1,185)
Other liabilities, long-term	(933)	(927)

Net cash used in operating activities	(19,032)	(40,562)
Investing activities:
Acquisitions, net of cash acquired, and purchase of intangible asset	—	(670)
Proceeds from sale of discontinued operations	25,500	—
Purchases of property, equipment and capitalized internal-use software development costs	(9,250)	(8,506)
Decrease in restricted cash	500	—
Purchases of short-term investments	(79,136)	(34,517)
Proceeds from maturities of short-term investments	55,767	45,410
Proceeds from sale of short-term investments	5,012	31,098

Net cash provided by (used in) investing activities	(1,607)	32,815
Financing activities:
Proceeds from employee stock compensation plans	6,215	11,039
Proceeds from revolving line of credit	57,000	—
Payments on revolving line of credit	(27,000)	—
Deferred financing costs	(706)	—
Excess tax benefit related to stock-based expense	2	96

Net cash provided by financing activities	35,511	11,135
Effect of exchange rate fluctuations on cash and cash equivalents	(1,019)	259

Net change in cash and cash equivalents	13,853	3,647
Cash and cash equivalents at beginning of period	31,934	25,045

Cash and cash equivalents at end of period	$45,787	$28,692

Supplemental disclosure of other cash flow information:
Cash paid for income taxes, net of refunds	$832	$730
Cash paid for interest	889	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

These Condensed Consolidated Statement of Cash Flows include combined cash flows from continuing operations along with discontinued operations.

Bazaarvoice, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Nature of Operations

Bazaarvoice, Inc. (“Bazaarvoice” or the “Company”) is a network that connects brands and retailers to the authentic voices of people where they shop. Bazaarvoice was founded on the premise that the collective voice of the marketplace is the most powerful marketing tool in the world because of its influence on purchasing decisions, both online and offline. The Company’s technology platform collects, curates, and displays consumer-generated content including ratings and reviews, questions and answers, customer stories, and social posts, photos, and videos. This content is amplified across marketing channels, including category/product pages, search, brand sites, mobile applications, in-store displays, and paid and earned media, where it helps clients generate more revenue, market share, and brand affinity. The Company also helps clients leverage insights derived from consumer-generated content to improve marketing effectiveness, increase success of new product launches, improve existing products and services, effectively scale customer support, decrease product returns, and enable retailers to launch and manage on-site advertising solutions and site monetization strategies.

2. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year end is April 30. References to fiscal year 2015, for example, refer to the fiscal year ending April 30, 2015.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2014, filed on June 26, 2014. There have been no significant changes to the Company’s accounting policies since April 30, 2014.

The condensed consolidated balance sheet data as of April 30, 2014 was derived from the audited consolidated financial statements included in the Company’s Annual Report on form 10-K for the fiscal year ended April 30, 2014.

On July 2, 2014, the Company completed the sale of its PowerReviews business. The operating results of this business have been presented as discontinued operations for the three and nine month periods ended January 31, 2015 and 2014. Certain prior year amounts have been reclassified to conform to the current year presentation as a result of discontinued operations (See Note 3). The statement of cash flows is reported on a combined basis without separately presenting cash flows from discontinued operations for all periods presented. All other disclosures and amounts in the notes to the condensed consolidated financial statements relate to the Company’s continuing operations, unless otherwise indicated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, income taxes, stock-based expense, accrued liabilities, useful lives of property, equipment and capitalized software development costs, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates made by management with respect to these items.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with GAAP, as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the three and nine months ended January 31, 2015 are not necessarily indicative of results that may be expected for the fiscal year ending April 30, 2015 or any other period.

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and account receivables. The Company’s cash and cash equivalents are placed with high-credit-quality financial institutions and issuers, and at times may exceed federally insured limits. The Company has not experienced any loss relating to cash and cash equivalents in these accounts to date. The Company maintains an allowance for doubtful accounts receivable balances, performs periodic credit evaluations of its clients and generally does not require collateral of its clients.

No single client accounted for 10% or more of accounts receivable as of January 31, 2015 or April 30, 2014. No single client accounted for 10% or more of total revenue for the three and nine months ended January 31, 2015 or 2014.

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

Deferred Revenue

Deferred revenue consists of billings or payments received in advance of revenue recognition and is recognized as the revenue recognition criteria are met. The Company invoices clients in a variety of installments and, consequently, the deferred revenue balance does not represent the total contract value of its non-cancelable subscription agreements. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as non-current deferred revenue.

Cash and Cash Equivalents

The Company considers all highly liquid investments acquired with an original maturity of three months or less at the date of purchase and readily convertible to known amounts of cash to be cash equivalents. Investments with an original maturity greater than three months at the date of purchase are classified as short-term investments. Cash and cash equivalents are deposited with banks in demand deposit accounts, money market funds, commercial paper, corporate bonds and certificates of deposit. Cash equivalents are stated at cost, which approximates market value, because of the short maturity of these instruments.

Short-term Investments

Short-term investments which are classified as available-for-sale securities consist of certificates of deposit, municipal bonds, commercial paper, U.S. Treasury notes and bonds that are a guaranteed obligation of the U.S. Government, corporate notes and corporate bonds. The Company may or may not hold securities with stated maturities greater than one year until maturity. After consideration of its risks versus reward objectives, as well as its liquidity requirements, the Company may sell these securities prior to their stated maturities. As the Company views these securities as available to support current operations, it has classified all available-for-sale securities as short-term. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. For the periods presented, realized and unrealized gains and losses on short-term investments were not material. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other-than-temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment. There have been no impairment charges recognized related to short-term investments for the three and nine months ended January 31, 2015 or 2014.

Restricted Cash

The Company’s restricted cash consisted of a standby letter of credit under its Pledge and Security Agreement for corporate credit card services, secured by a money market account (See Note 9).

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their respective fair values due to their short-term nature.

The Company applies the authoritative guidance on fair value measurements for financial assets and liabilities. The guidance defines fair value and increases disclosures surrounding fair value calculations. The guidance establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

Level 1: Unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company.

Level 2: Inputs that are observable in the marketplace other than those inputs classified as Level 1.

Level 3: Inputs that are unobservable in the marketplace which require the Company to develop its own assumptions.

Foreign Currency Translation

The U.S. dollar is the reporting currency for all periods presented. The functional currency of the Company’s foreign subsidiaries is generally the local currency. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average rate during the period. Equity transactions are translated using historical exchange rates. Adjustments resulting from translating foreign currency financial statements into U.S. dollars are included in other expenses, net. Foreign currency transaction gains and losses are included in net loss for the period.

Derivative Financial Instruments

As a result of the Company’s international operations, it is exposed to various market risks, such as fluctuations in currency exchange rates, which may affect its consolidated results of operations, cash flows and financial position. The Company’s primary foreign currency exposures are in Euros and British Pound Sterling. The Company faces exposure to adverse movements in currency exchange rates as the financial results of certain of its operations are translated from local currency into U.S. dollars upon consolidation. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in income.

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

Derivative contracts were not material as of January 31, 2015 and April 30, 2014. The Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.

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

The Company evaluates the recoverability of its long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, then the Company will recognize an impairment charge.

Stock-Based Expense

The Company records stock-based expense based upon the fair value for all issued stock options, restricted stock units and restricted stock awards to the extent vested. The fair value of restricted stock units and restricted stock awards is based on the number of shares granted and the closing price of our common stock on the date of grant. The fair value of stock options is calculated by using the Black-Scholes option pricing model.

The Company recognizes stock-based expense on a straight-line basis over the respective vesting period, net of estimated forfeitures. The Company recognizes stock-based expense for shares issued pursuant to its Employee Stock Purchase Plan on a straight-line basis over the six-month offering period. The Company includes an estimated effect of forfeitures in its stock-based expense and updates the estimated forfeiture rate through the final vesting date of the awards.

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

Recent Accounting Pronouncements

Presentation of Financial Statements

In January 2015, the FASB issued Accounting Standards Updates 2015-1, “Simplifying Income Statement presentation by Eliminating the Concept of Extraordinary Items,” (“ASU 2015-1”) which eliminates the concept of extraordinary items and the uncertainty in determining whether an item is considered both unusual and infrequent. Presently, an event or transaction is presumed to be ordinary and usual activity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction is determined to be an extraordinary, it must be segregated from the results of ordinary operations on the statement of operations, net of tax, after income from continuing operations, along with other financial statement disclosures. ASU 2015-1eliminates the concept of extraordinary items from presentation on the statement of operations; however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The updated guidance will be effective for annual periods beginning after December 15, 2015 with early adoption permitted. The updated guidance will be effective for the fiscal year ending April 30, 2017 and is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern,” (“ASU 2014-15”) which sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. The updated guidance will be effective for annual periods ending after December 15, 2016 with early adoption permitted. The updated guidance will be effective for the fiscal year ending April 30, 2017 and is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Stock-based Expense

In June 2014, the FASB issued Accounting Standards Update 2014-12, “Accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period,” (“ASU 2014-12”) which requires performance-based awards with a performance target that affects vesting and that could be achieved after an employee completes the requisite service period to be accounted for as a performance condition. If performance targets are clearly defined and it is probable that the performance condition will be achieved, stock-based expense should be recognized over the remaining requisite service period. The updated guidance will be effective for annual periods beginning after December 15, 2015 with early adoption permitted. The updated guidance will be effective for the fiscal year ending April 30, 2017 and is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Revenue

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”) which provides updated, comprehensive revenue recognition guidance for contracts with customers, including a new principles-based five step framework that eliminates much of the industry-specific guidance in current accounting literature. Under ASU 2014-09, revenue recognition is based on a core principle that companies recognize revenue in an amount consistent with the consideration it expects to be entitled to in exchange for the transfer of goods or services. The standards update also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of recognized revenue. The updated guidance will be effective for annual periods beginning after December 15, 2016 and may be applied on either a full or modified retrospective basis, with early adoption not permitted. The updated guidance will be effective for the fiscal year ending April 30, 2018 and the Company is currently evaluating the impact of this standards update on the Company’s condensed consolidated financial statements.

Discontinued Operations

In April 2014, the FASB issued Accounting Standards Update 2014-08, “Reporting of Discontinued Operations and Disclosures of Disposals of Components of an entity,” (“ASU 2014-08”) which changes the criteria for determining which disposals can be presented as discontinued operations and requires new disclosures for individually significant dispositions that do not quality as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2014, with early adoption permitted for transactions that have not been reported in financial statements previously issued or available for issuance. The standard will be effective for the fiscal year ending April 30, 2016 and is not expected to have a material impact on the Company’s condensed consolidated financial statements.

3. Discontinued Operations

On June 4, 2014, the Company entered into a definitive agreement to divest the assets of PowerReviews, Inc. (“PowerReviews”), pursuant to a Joint Stipulation with the Department of Justice and Order to the U.S. District Court for the Northern District of California, San Francisco Division, for $30.0 million in cash, $4.5 million of which is to be held in escrow as a partial security for the Company’s indemnification obligations under the definitive agreement and is set to expire July 2015 (See Note 11). As a result, PowerReviews revenues, related expenses and loss on disposal, net of tax, are components of “income (loss) from discontinued operations, net of tax” in the condensed consolidated statements of operations. Any reduction in proceeds of the escrow related to the divestiture agreement would be recorded as an additional loss. As of April 30, 2014, on the condensed consolidated balance sheets, the assets and liabilities of the discontinued operations of PowerReviews were presented as ‘Assets held for sale’ and ‘Liabilities held for sale,’ respectively. The statement of cash flows is reported on a combined basis without separately presenting cash flows from discontinued operations for all periods presented.

The Company incurred a total loss on the disposal of the PowerReviews business of $10.7 million; of which, $9.2 million was recognized as an estimated loss on disposal of discontinued operations during the twelve months ended April 30, 2014. The additional $1.5 million loss recognized in the nine months ended January 31, 2015 was primarily caused by a decrease of $0.5 million in estimated cash proceeds as of April 30, 2014 and incremental transaction costs of $0.4 million.

Results from discontinued operations were as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
Revenues from discontinued operations	$—	$4,397	$2,535	$13,039

Income from discontinued operations before income taxes	$—	$691	$303	$1,810
Income tax expense	—	261	23	682

Net income from discontinued operations	—	430	280	1,128
Loss on disposal of discontinued operations, net of tax	—	—	(1,537)	—

Income (loss) from discontinued operations, net of tax	$—	$430	$(1,257)	$1,128

The carrying amounts of the major classes of assets and liabilities of discontinued operations were as follows (in thousands):

	July 2,	April 30,
	2014	2014
ASSETS:
Restricted cash	$104	$—
Accounts receivable, net	1,097	1,036
Prepaid expenses and other current assets	48	49

Total current assets	1,249	1,085
Property and equipment, net	37	37
Goodwill	9,002	9,002
Acquired intangible assets, net	32,813	32,813

Total assets	$43,101	$42,937

LIABILITIES:
Accounts payable	$76	$221
Accrued expenses and other current liabilities	823	895
Deferred revenue	2,230	2,505

Total Liabilities	$3,129	$3,621

The Company recorded a loss on the disposal of discontinued operations of $1.5 million, net of tax, in the nine months ended January 31, 2015 which was calculated as follows (in thousands):

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

As of January 31, 2015, there were no ‘assets held for sale’ as the divestiture of the PowerReviews business was completed on July 2, 2014. The $4.5 million held in escrow is recorded as a receivable in “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheet as of January 31, 2015. As of January 31, 2015, the Company has received no claims for indemnification under the definitive agreement.

4. Fair Value of Financial Assets and Liabilities

The following table summarizes the Company’s cash and cash equivalents as of January 31, 2015 and April 30, 2014 (in thousands):

	January 31, 2015	April 30, 2014
Demand deposit accounts	$43,006	$24,721
Money market funds	1,100	6,971
Certificates of deposit	—	242
Commercial paper	1,280	—
Corporate bonds	401	—

Total cash and cash equivalents	$45,787	$31,934

The following table summarizes the Company’s short-term investments as of January 31, 2015 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$5,680	$6	$(3)	$5,683
Municipal bonds	4,714	10	(26)	4,698
Commercial paper	5,839	1	(2)	5,838
U.S. Treasury notes	28,823	4	(17)	28,810
U.S. Treasury bonds	5,001	—	(3)	4,998
Corporate notes	2,709	4	—	2,713
Corporate bonds	6,274	1	(7)	6,268

Total short-term investments	$59,040	$26	$(58)	$59,008

The following table summarizes the Company’s short-term investments as of April 30, 2014 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$7,466	$17	$(9)	$7,474
U.S. Treasury notes	33,226	2	(2)	33,226

Total short-term investments	$40,692	$19	$(11)	$40,700

All short-term investments had original maturity dates of less than 12 months as of January 31, 2015 and April 30, 2014. Realized gains and losses from the sale of short-term investments were not material for the three and nine months ended January 31, 2015 and 2014.

The following table summarizes the fair value of the Company’s financial assets and liabilities that were measured on a recurring basis as of January 31, 2015 and April 30, 2014 (in thousands):

	Fair Value Measurements at January 31, 2015				Fair Value Measurements at April 30, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$1,100	$—	$—	$1,100	$6,971	$—	$—	$6,971
Certificates of deposit	—	—	—	—	242	—	—	242
Commercial paper	—	1,280	—	1,280	—	—	—	—
Corporate bonds	—	401	—	401	—	—	—	—

Total cash equivalents	1,100	1,681	—	2,781	7,213	—	—	7,213

Restricted cash	—	—	—	—	604	—	—	604
Short-term investments:
Certificates of deposit	—	5,683	—	5,683	—	7,474	—	7,474
Municipal bonds	—	4,698	—	4,698	—	—	—	—
Commercial paper	—	5,838	—	5,838	—	—	—	—
U.S. Treasury notes	28,810	—	—	28,810	33,226	—	—	33,226
U.S. Treasury bonds	4,998	—	—	4,998	—	—	—	—
Corporate notes	—	2,713	—	2,713	—	—	—	—
Corporate bonds	—	6,268	—	6,268	—	—	—	—

Total short-term investments	33,808	25,200	—	59,008	33,226	7,474	—	40,700

Total assets	$34,908	$26,881	$—	$61,789	$41,043	$7,474	$—	$48,517

The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other than temporarily impaired. The Company evaluates transfers between levels at the end of the fiscal year and assumes that any identified transfers are deemed to have occurred at the end of the reporting year. There were no transfers between levels in any of the periods presented.

5. Business Combinations

On April 15, 2014, during the fourth quarter of fiscal year 2014, the Company acquired FeedMagnet Inc. (“FeedMagnet”), a social media curation company, for $9.3 million in cash. The Company accounted for the FeedMagnet acquisition using the acquisition method of accounting. As of January 31, 2015, the Company did not record any adjustments to the preliminary purchase price allocation.

6. Goodwill

As of January 31, 2015 and April 30, 2014, the Company had goodwill in the amount of $139.2 million. The Company assesses goodwill for impairment annually in the fourth fiscal quarter, or more frequently if other indicators of potential impairment arise. There were no potential indicators of impairment during the nine months ended January 31, 2015.

7. Acquired Intangible Assets, net

Acquired intangible assets, net, as of January 31, 2015 and April 30, 2014 for continuing operations are as follows (in thousands):

	January 31,			April 30,
	2015			2014
	Gross Fair Value	Accumulated Amortization	Net Book Value	Gross Fair Value	Accumulated Amortization	Net Book Value
Customer relationships	$11,835	$(2,612)	$9,223	$11,835	$(1,684)	$10,151
Developed technology	3,265	(518)	2,747	3,265	(28)	3,237

Total	$15,100	$(3,130)	$11,970	$15,100	$(1,712)	$13,388

Acquired intangible assets, net, as of April 30, 2014 for discontinued operations are as follows (in thousands):

	April 30, 2014
	Gross Fair Value	Accumulated Amortization	Impairment	Net Book Value
Customer relationships	$39,966	$(7,463)	$(2,354)	$30,149
Developed technology	5,400	(3,390)	(146)	1,864
Domain name (indefinite useful life)	800	—	—	800

Total	$46,166	$(10,853)	$(2,500)	$32,813

Because the sale of the PowerReviews business was completed on July 2, 2014 there were no acquired intangible assets, net, for discontinued operations as of January 31, 2015.

The amortization of customer relationships is recorded as amortization expenses and the amortization for developed technology is amortized to cost of revenue.

The following table presents our estimate of future amortization expenses for definite-lived intangible assets (in thousands):

Fiscal period:	Amount
Remaining three months of Fiscal year 2015	$472
Fiscal year 2016	1,890
Fiscal year 2017	1,890
Fiscal year 2018	1,890
Fiscal year 2019	1,856
Thereafter	3,972

Total	$11,970

8. Income Taxes

The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items occurring in the period. For continuing operations, the Company’s effective tax rate for the three months ended January 31, 2015 was 8.5 percent compared to 2.2 percent for the three months ended January 31, 2014 and for the nine months ended January 31, 2015 was 2.5 percent compared to a benefit of (0.2) percent for the nine months ended January 31, 2014. The tax expense for the three and nine months ended January 31, 2015 were primarily attributable to estimated foreign and state income tax expense. During the nine months ended January 31, 2014, a benefit of $0.4 million was recorded as a discrete item related to the 2013 Texas state research and development credit which was enacted in the first quarter of the prior fiscal year.

9. Debt

Prior Credit Facility

On July 18, 2007, the Company entered into a loan and security agreement (“Loan Agreement”) with Comerica Bank which was amended from time to time. The Loan Agreement provided for a revolving line of credit with a borrowing capacity of up to the lesser of (a) $30.0 million or (b) 100% of eligible monthly service fees as defined in the Loan Agreement, inclusive of any amounts outstanding under the $2.7 million sublimit for corporate credit card and letter of credit services. The revolving line of credit was set to expire on January 31, 2015. The revolving line of credit bore interest at the prime base rate as defined in the Loan Agreement except during any period of time during which the line bore interest at the daily adjusting LIBOR rate plus 2.5%. Borrowings under the revolving line of credit were collateralized by substantially all assets of the Company and its U.S. subsidiaries. As of April 30, 2014, the Company had drawn down $1.6 million in the form of a letter of credit as security deposits for its leased corporate headquarters which expired on December 31, 2014 (See Note 12 ii). As of October 31, 2014, the Company had drawn down an additional $0.3 million in the form of letters of credit as security deposits for its leased San Francisco office space. On February 21, 2014, the Company drew down $27.0 million of its unused balance of the revolving line of credit which was repaid on November 21, 2014 upon execution of the Amended and Restated Credit Facility. The outstanding loan balance as of April 30, 2014, was subject to all terms and conditions described above in the Loan Agreement and its subsequent amendments. The unused balance of the revolving line of credit was $1.4 million as of April 30, 2014. The Company was in compliance with all financial covenants as of April 30, 2014.

Amended and Restated Credit Facility

On November 21, 2014, the Company entered into an Amended and Restated Credit Facility (the “Credit Facility”) with Comerica Bank which provides for a secured, revolving line of credit of up to $70.0 million, with a sublimit of $3.0 million for the incurrence of swingline loans and a sublimit of $15.0 million for the issuance of letters of credit. The Credit Facility amended and restated the Loan Agreement and all letters of credits under the Loan Agreement were transferred to the Credit Facility. Borrowings under the Credit Facility are collateralized by substantially all assets of the Company and of its U.S. subsidiaries. The revolving line of credit bears interest at the adjusted LIBOR rate plus 3.5%. On November 21, 2014, the Company drew down $57.0 million of the unused balance of the Credit Facility, of which, $27.0 million was used to repay the outstanding balance on the Loan Agreement. On December 4, 2014, the Company drew down $8.0 million in the form of a letter of credit as a security deposit for the lease for the Company’s new headquarters (See Note 11). In January 2015, the Company transferred a $1.0 million Pledge and Security Agreement to be included as a form of a letter of credit under the Credit Facility, resulting in an unused balance of $3.7 million as of January 31, 2015. The Credit Facility expires on November 21, 2017 with all advances immediately due and payable. The Company was not compliant with a non-financial covenant as of January 31, 2015; however, on February 27, 2015 the Company obtained a waiver from Comerica Bank and expects to be compliant in subsequent periods (See Note 12 iii). The Company was in compliance with all financial covenants contained in the Credit Facility as of January 31, 2015.

The Company did not recognize a gain or loss on the extinguishment of the Loan Agreement. The Company incurred $0.7 million of fees in connection with the Amended and Restated Credit Facility which were capitalized and are being amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the Credit Facility.

Pledge and Security Agreement

On November 4, 2008, the Company entered into a Pledge and Security Agreement with Comerica for a standby letter of credit for credit card services from a separate financial institution which was amended on October 29, 2014 to increase the standby letter of credit by $0.5 million to $1.0 million. The Company pledged a security interest in its money market account, in which the balance must equal at least the credit extended. This letter of credit expires annually, and the pledged security interest is recorded as short-term restricted cash in the Company’s condensed consolidated financial statements. In January 2015, the Company transferred the $1.0 million Pledge and Security Agreement to be included as a form of letter of credit under the Credit Facility, and therefore the Pledge and Security Agreement obligations are no longer considered restricted cash.

10. Net Loss Per Share Applicable to Common Stockholders

The following table sets forth the computations of net loss per share applicable to common stockholders for the three and nine months ended January 31, 2015 and 2014, respectively (in thousands, except net loss per share data):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
Net loss from continuing operations	$(4,123)	$(8,393)	$(24,339)	$(40,613)
Net income (loss) from discontinued operations, net of tax	—	430	(1,257)	1,128

Net loss applicable to common stockholders	$(4,123)	$(7,963)	$(25,596)	$(39,485)

Basic and diluted loss per share
Continuing operations	$(0.05)	$(0.11)	$(0.31)	$(0.54)
Discontinued operations	—	0.01	(0.02)	0.02

Basic and diluted loss per share:	$(0.05)	$(0.10)	$(0.33)	$(0.52	)(2)
Basic and diluted weighted average number of shares outstanding	78,898	76,071	78,315	75,047

Potentially dilutive securities (1):
Outstanding stock options	721	1,761	817	2,520
Restricted shares	629	219	404	271

(1)	The impact of potentially dilutive securities on earnings per share is anti-dilutive in a period of net loss.
(2)	The sum of the earnings per share amounts for continuing and discontinued operations does not equal the total earnings per share amount for the year as previously reported due to the effects of rounding.

11. Commitments and Contingencies

In the ordinary course of business, the Company may be subject to various legal proceedings and claims including alleged infringement of third-party patents and other intellectual property rights. The Company reviews the status of each matter and records a provision for a liability when it is considered both probable that a liability has been incurred and that the amount of the loss can be reasonably estimated. Legal fees incurred in connection with loss contingencies are recognized as incurred when the legal services are provided, and therefore are not recognized as a part of a loss contingency accrual. These provisions are reviewed quarterly and adjusted as additional information becomes available.

On June 12, 2012, the Company acquired PowerReviews, Inc. (“PowerReviews”), a provider of social commerce solutions, for a total cash and stock purchase price of $150.8 million. On January 8, 2014, the U.S. District Court for the Northern District of California, San Francisco Division (the “Court”) ruled, in connection with a complaint filed by the U.S. Department of Justice (the “DOJ”), that the Company’s acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18. On April 24, 2014, the Company entered into a Joint Stipulation with the DOJ to resolve the DOJ’s claims in the antitrust action and, together with the DOJ, the Company submitted a proposed order to the Court (the “Order”). Under the terms of the Joint Stipulation and the Order, on June 4, 2014, the Company entered into a definitive agreement to divest all of the assets of PowerReviews, LLC, the successor to PowerReviews, to Wavetable Labs, LLC (“Wavetable”) for $30.0 million in cash, $4.5 million of which is to be held in escrow as partial security for the Company’s indemnification obligations under the definitive agreement. The terms of this transaction were approved by the DOJ on June 26, 2014, and the transaction was completed on July 2, 2014. Wavetable subsequently changed its name to PowerReviews. As a result of the foregoing, PowerReviews revenues, related expenses and loss on disposal, net of tax, are components of “loss from discontinued operations, net of tax” in the condensed consolidated statement of operations. On the condensed consolidated balance sheets, the assets and liabilities of the discontinued operations of PowerReviews have been presented as ‘Assets held for sale’ and ‘Liabilities held for sale,’ respectively. The statement of cash flows is reported on a combined basis without separately presenting cash flows from discontinued operations.

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

On March 12, 2013, a purported shareholder derivative action was filed in the Texas State District Court for Travis County, Texas against certain of the Company’s officers and directors, former officers and directors, and against the Company as nominal defendant. The original petition alleged claims purportedly on behalf of the Company against the individual defendants for corporate waste, breaches of fiduciary duties and breaches of the Company’s corporate policies in connection with the acquisition of PowerReviews and certain of the Company’s officers’ and directors’ sales of shares of the Company’s stock. The original petition requested declaratory judgment, a disgorgement of $91.4 million in proceeds received from such sales of the Company’s stock, unspecified damages on behalf of the Company, reasonable attorneys’, accountants’ and experts’ fees, and equitable relief. After the court granted a motion filed by the Company and individual defendants that the plaintiff’s original petition failed to allege particularized facts sufficient to excuse plaintiff from making pre-suit demand on the Company’s Board of Directors, the plaintiff filed an amended petition November 22, 2013, which again asserted claims for corporate waste, breaches of fiduciary duties and breaches of the Company’s corporate policies in connection with the acquisition of PowerReviews and certain of the Company’s officers’ and directors’ sales of shares of the Company’s stock. The court stayed the lawsuit and its ruling on the Company’s motion for summary judgment to allow the parties to participate in mediation. On July 9, 2014, the parties attended mediation and agreed to preliminary settlement terms. On September 23, 2014, the court preliminarily approved the settlement agreement and directed the Company to notify its shareholders of the proposed settlement, a final hearing on November 24, 2014, and a motion for attorneys’ fees and expenses. On November 24, 2014, the court signed a Final Judgment approving the notice to shareholders and the proposed settlement and payments to plaintiff and plaintiff’s counsel, and dismissing all claims arising out of, relating to, or concerning the PowerReviews acquisition or divestiture, any reports, disclosures, or statements made by the current or former directors or officers of the Company in relation to the PowerReviews acquisition or divestiture, or any related matter that could have been asserted. The settlement did not have a material impact on the Company’s condensed consolidated financial statements.

As of January 31, 2015, the Company was in the process of assessing the sales tax status of the Bazaarvoice enterprise service offering with sales tax agencies in certain states in which it operates. Based on the limited information received from certain of these states, the Company was unable to determine with certainty the historical time period for which these services were taxable, and, for certain states, which of its service offerings and features these states may determine to be subject to state sales tax. As of January 31, 2015, the Company estimated that its liability, net of amounts to be recovered from clients, would be between $2.8 million and $3.3 million. The Company has accrued a liability of $3.1 million, representing its best estimate of the amount within this range that it believes is probable to be incurred to settle these obligations. The estimated range includes an action plan for recovering the amounts due from the Company’s clients. Other estimates inherent in the amount accrued are the time period in which the products are taxable and the portion of the Company’s product offering subject to state sales tax. On February 6, 2015, the Company received a letter from a state sales tax agency exempting certain enterprise service offerings from state sales tax. The Company is in discussion with the state sales tax agency to evaluate the financial impact of the exemptions. The Company believes the accrual recorded as of January 31, 2015 will be sufficient to cover any liability due to the state sales tax agency related to service offerings that were not exempted (See Note 12 i).

On November 13, 2014, the Company entered into a lease (the “Lease”), pursuant to which the Company will lease approximately 137,615 square feet of office space in Austin, Texas. This will serve as the new headquarters of the Company and will be used for general office purposes. The term of the Lease commences on January 1, 2016 unless otherwise modified (“Commencement Date”) and terminates approximately ten years and six months after the Commencement Date. The Company has the option to extend the term of the Lease for up to two successive periods of five years each and the Company was required to obtain a stand by letter of credit of $8.0 million as a security deposit for the Lease. The expected lease payments for the original term are estimated to be approximately $0.3 million for fiscal year ended April 30, 2016, $3.8 million for fiscal year ended April 30, 2017, $3.8 million for fiscal year ended April 30, 2018, $3.9 million for fiscal year ended April 30, 2019, $4.0 million for the fiscal year ended April 30, 2020 and $25.9 million for the fiscal years ended April 30th thereafter.

12. Subsequent Events

i.	On February 6, 2015, the Company received a letter from a state sales tax agency exempting certain enterprise service offerings from state sales tax. The Company believes the accrual recorded as of January 31, 2015 will be sufficient to cover any liability due to the state sales tax agency related to service offerings that were not exempted (See Note 11).

ii.	The Company’s security deposit for its corporate leased headquarters was in the form of a letter of credit of $1.6 million which expired on December 31, 2014 (See Note 9). As per the provisions of the lease, the Company is required to maintain this security deposit until December 31, 2015, the end of the contractual term of the lease. The Company is currently in the process of renewing this letter of credit.

iii.	As of January 31, 2015, the Company was not compliant with a non-financial covenant of the Credit Facility (See Note 9). On February 27, 2015, the Company received a waiver from Comerica Bank and expects to be compliant in subsequent periods. The non-compliance had no impact on the Company’s condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended April 30, 2014, filed on June 26, 2014. In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions, although not all forward-looking statements contain these words. Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. Factors that can cause actual results to differ materially from those reflected in the forward-looking statements include, among others, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended April 30, 2014 and this Quarterly Report on Form 10-Q. We urge you not to place undue reliance on these forward looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable securities laws and regulations. Historical results are not necessarily indicative of the results expected for any future period.

Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to:

•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;

•	our ability to retain clients or renew them at similar prices and upsell to existing clients;

•	our ability to attract new clients and launch without delays;

•	our ability to increase adoption of our platforms by our clients’ internal and external users;

•	our ability to protect our users’ information and adequately address security and privacy concerns;

•	our ability to maintain an adequate rate of growth;

•	our ability to effectively execute and adapt our business model in a dynamic market;

•	our future expenses;

•	our ability to expand our network;

•	our ability to integrate clients, employees and operations of acquired companies into our business;

•	our ability to earn revenue based on ads that are served on our network;

•	our plan to continue investing in long-term growth and research and development, enhancing our platforms and pursuing strategic acquisitions of complementary businesses and technologies to drive future growth;

•	our ability to increase engagement of our solutions by our clients, partners and professional organizations and launch those solutions without delay;

•	our anticipated trends of our operating metrics and financial and operating results;

•	the effects of increased competition and commoditization of products we offer, including pricing pressure, reduced profitability or loss of market share;

•	our ability to effectively manage our growth;

•	our ability to successfully enter new markets and manage our international expansion;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	the attraction and retention of qualified employees and key personnel;

•	our expectations regarding the outcome of litigation proceedings; and

•	other risk factors included under “Risk Factors” in this Quarterly Report on Form 10-Q.

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

Overview

We are a network that connects brands and retailers to the authentic voices of people where they shop. Bazaarvoice was founded on the premise that the collective voice of the marketplace is the most powerful marketing tool in the world because of its influence on purchasing decisions, both online and offline. Our technology platform collects, curates, and displays consumer-generated content including ratings and reviews, questions and answers, customer stories, and social posts, photos, and videos. This content is amplified across marketing channels, including category/product pages, search, brand sites, mobile applications, in-store displays, and paid and earned media, where it helps clients generate more revenue, market share, and brand affinity. We also help clients leverage insights derived from consumer-generated content to, improve marketing effectiveness, increase success of new product launches, improve existing products and services, effectively scale customer support, decrease product returns, and enable retailers to launch and manage on-site advertising solutions and site monetization strategies.

Since our inception in May 2005, we have experienced revenue growth primarily driven by an increase in the number of active clients and an increase in the number of subscriptions of our products and offerings sold to existing clients. In order to take advantage of our growth opportunity and to provide high levels of client service, we have expanded our number of full-time employees since the fiscal year following our IPO. We believe our growth is further illustrated by SaaS impressions served, which we define as single instances of online word of mouth delivered to an end user’s web browser, as this metric measures the reach of our network to a consumer audience.

The following table summarizes measures of our growth from continuing operations for the three and nine months ended January 31, 2015 and 2014:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
Revenue (in thousands)	$49,562	$43,600	$142,864	$125,067
Number of active clients (period end) (1)	1,315	1,011	1,315	1,011
Full-time employees (period end) (2)	825	794	825	794
SaaS impressions served (in millions) (3)	85,130	65,801	210,427	160,493

(1)	Beginning as of our fourth quarter of fiscal year 2014, we define an active client as an organization from which we are currently recognizing recurring revenue. We count organizations that are closely related as one client, even if they have signed separate contractual agreements. We believe that our ability to increase our active client base is a leading indicator of our ability to grow revenue. Due to the presentation of the PowerReviews business as discontinued operations, the number of active clients above are from continuing operations only. As a result, each category could include a common client for which we recognized recurring revenue who has organizations that have separate contractual agreements. All periods prior to the fourth quarter of fiscal 2014 have been revised to conform to this definition of an active client from continuing operations.
(2)	Included in full-time employees for three and nine months ended January 31, 2014 are 25 full-time employees attributable to discontinued operations of PowerReviews.
(3)	The number of SAAS impressions for the three and nine months ended January 31, 2015 and 2014 are exclusive of impressions served on either the PowerReviews enterprise platform or the Express platform.

For the three and nine months ended January 31, 2015, through the continued enhancement and expansion of our social commerce platform, we achieved continued growth in the number of active clients as compared to the three and nine months ended January 31, 2014. Our revenue from continuing operations was $49.6 million and $142.9 million for the three and nine months ended January 31, 2015, respectively, which represents a 13.7% and 14.2% increase from the three and nine months ended January 31, 2014, respectively.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
	(in thousands, except number of clients and client retention rate)
Revenue:
SaaS	$46,429	$40,645	$135,952	$119,404
Media	3,133	2,955	6,912	5,663

Total revenue	$49,562	$43,600	$142,864	$125,067

Cash flow used in operations	$(6,887)	$(18,973)	$(19,032)	$(40,562)
Number of active clients (period end)	1,315	1,011	1,315	1,011
SaaS revenue per active client (1)	$36.1	$40.8	$111.1	$126.0
Active client retention rate (2)	96.4%	95.8%	85.9%	89.7%
Total revenue per employee (3)	$60.5	$56.6	$178.6	$164.2

(1)	Calculated based on the average number of active clients for the three and nine month periods from continuing operations.
(2)	Calculated based on active client retention over a three and nine month period from continuing operations.
(3)	Calculated based on the average number of full-time employees for the three and nine month periods. For the purpose of this calculation, we have excluded content moderators and full-time employees attributable to discontinued operations of PowerReviews for the three and nine months ended January 31, 2014.

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

Number of Active Clients

Beginning as of our fourth quarter of fiscal year 2014, we define an active client as an organization from which we are currently recognizing recurring revenue, and we count organizations that are closely related as one client, even if they have signed separate contractual agreements. We believe that our ability to increase our active client base is a leading indicator of our ability to grow revenue.

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

Key Components of Our Condensed Consolidated Statements of Operations

Revenue

We generate revenue principally from fixed commitment subscription contracts under which we provide clients with various services, including access to our hosted software platforms. We sell these services under contractual agreements for service terms that are generally one year in length. Clients typically commit to fixed rate fees for the service term. Revenue from these agreements is recognized ratably over the period of service and any revenue that does not meet the revenue recognition criteria is recorded as deferred revenue on our balance sheet. We invoice clients on varying billing cycles, including annually, quarterly and monthly; therefore, our deferred revenue balance does not represent the total contract value of our non-cancelable subscription agreements. Fees payable under these agreements are due in full within 30 to 90 days of invoicing and non-refundable regardless of the actual use of the services and contain no general rights of return. No single client accounted for more than 10.0% of our revenue for the three and nine months ended January 31, 2015 and 2014.

To date our revenue growth has been driven by the sale of our core ratings and reviews solutions. We currently expect that our revenue growth rate during fiscal year 2016 will be lower than our recent growth rates. This is due to inconsistent sales performance, particularly in Europe, and an increase in competitive pressure that has led to intensified price-based competition, which could result in lower prices and margins.

Cost of Revenue

Cost of revenue consists primarily of personnel costs and related expenses associated with employees and contractors who provide our subscription services, our implementation team, our content moderation teams and other support services provided as part of the fixed commitment subscription contracts. Cost of revenue also includes professional fees, including third-party implementation support, travel-related expenses and an allocation of general overhead costs. We allocate general overhead expenses to all departments based on the number of employees in each department, which we consider to be a fair and representative means of allocation and, as such, general overhead expenses, including depreciation and facilities costs, are reflected in our cost of revenue. Personnel costs include salaries, benefits, bonuses and stock-based expense. We generally invest in increasing our capacity, particularly in the areas of implementation and support, ahead of the growth in revenue, which can result in lower margins in a given investment period.

Cost of revenue also includes hosting costs, the amortization of capitalized internal-use software development costs incurred in connection with our hosted software platforms and third-party service costs to support and retain our clients.

We intend to continue to invest additional resources in our client services teams and in the capacity of our hosting service infrastructure and, as we continue to invest in technology innovation through our research and development organization, we may also see an increase in the amortization expense associated with capitalized internal-use software development costs incurred in connection with enhancing our software architecture and adding new features and functionality to our platforms. The level and timing of investment in these areas could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue in the future. In addition, increases in the volume of impressions could result in increased hosting costs which would impact our gross margin.

Operating Expenses

We classify our operating expenses into five categories: sales and marketing; research and development; general and administrative; acquisition-related and other; and amortization of acquired intangible assets. In each category, our operating expenses consist primarily of personnel costs, program expenses, professional fees, travel-related expenses and an allocation of our general overhead expenses, as applicable.

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

Acquisition-related and other. Acquisition-related and other expenses consist of ongoing costs to comply with our obligations resulting from the divestiture of the PowerReviews business and costs incurred related to the acquisition of FeedMagnet. Legal and advisory expenses related to the divestiture of PowerReviews have been included as a component of “loss from discontinued operations, net of tax.” Included in “acquisition-related and other expenses” for all prior periods presented are legal and advisory fees for the U.S. Department of Justice suit related to our acquisition of PowerReviews.

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

Other Expense, Net

Other expense consists primarily of interest income, interest expense related to our revolving line of credit, foreign exchange gains and losses and the resulting gain or loss from foreign exchange contracts. Interest income represents interest received on our cash and short-term investments Foreign exchange gains and losses arise from revaluations of foreign currency denominated monetary assets and liabilities and are partially offset by the change in market value of our foreign exchange contracts.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Revenue	$49,562	$43,600	$142,864	$125,067
Cost of revenue (1)	17,988	13,758	51,758	38,383

Gross profit	31,574	29,842	91,106	86,684
Operating expenses:
Sales and marketing (1)	18,020	20,765	57,946	62,598
Research and development (1)	8,779	9,036	27,815	27,753
General and administrative (1)	6,932	7,674	22,925	19,849
Acquisition-related and other	413	31	3,231	15,818
Amortization of acquired intangible assets	309	282	928	847

Total operating expenses	34,453	37,788	112,845	126,865

Operating loss	(2,879)	(7,946)	(21,739)	(40,181)

Total other expense, net	(920)	(268)	(2,006)	(514)

Loss from continuing operations before income taxes	(3,799)	(8,214)	(23,745)	(40,695)
Income tax expense (benefit)	324	179	594	(82)

Net loss from continuing operations	$(4,123)	$(8,393)	$(24,339)	$(40,613)

Other Financial Data:
Adjusted EBITDA from continuing operations (2)	$1,962	$(3,541)	$(5,113)	$(14,320)

(1) Includes stock-based expense as follows:
Cost of revenue	$451	$285	$1,223	$839
Sales and marketing	867	873	2,973	3,424
Research and development	685	603	1,854	2,070
General and administrative	1,097	1,457	3,515	4,159

(2)	We define Adjusted EBITDA from continuing operations (“Adjusted EBITDA”) as generally accepted accounting principles (“GAAP”) net loss from continuing operations adjusted for stock-based expense, contingent considerations related to acquisitions, adjusted depreciation and amortization (which excludes amortization of capitalized internal-use software development costs), integration and other costs related to acquisitions, other non-business costs and benefits, income tax expense and other (income) expense, net. Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP.

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

We believe Adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

•	Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items, such as stock-based expense, adjusted depreciation and amortization, acquisition costs, income tax expense and other income, net, that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;

•	Our management uses Adjusted EBITDA in conjunction with GAAP financial measures for planning purposes, including the preparation of our annual operating budget, as a measure of operating performance and the effectiveness of our business strategies and in communications with our board of directors concerning our financial performance;

•	Adjusted EBITDA provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP operating results; and

•	Our investor and analyst presentations include Adjusted EBITDA as a supplemental measure to evaluate our overall operating performance.

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

The following table presents a reconciliation of net loss from continuing operations, the most comparable GAAP measure, to Adjusted EBITDA from continuing operations for each of the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
GAAP net loss from continuing operations	$(4,123)	$(8,393)	$(24,339)	$(40,613)
Stock-based expense	3,100	3,218	9,565	10,492
Contingent consideration related to acquisition (1)	—	—	—	(3,860)
Adjusted depreciation and amortization	1,328	1,156	4,260	3,411
Acquisition-related and other expense	413	31	3,231	15,818
Other stock-related benefit (2)	—	—	(430)	—
Income tax expense (benefit)	324	179	594	(82)
Total other expense, net	920	268	2,006	514

Adjusted EBITDA from continuing operations	$1,962	$(3,541)	$(5,113)	$(14,320)

(1) Contingent consideration related to acquisition includes the following:
(a) Revaluation of contingent consideration
General and administrative	$—	$—	$—	$(3,270)
(b) Contingent consideration included in compensation expense
General and administrative	—	—	—	(295)
Sales and marketing	—	—	—	(295)

Contingent consideration related to acquisition	$—	$—	$—	$(3,860)

Revaluation of contingent consideration is the decrease in fair value of the liability-classified contingent consideration related to the acquisition of Longboard Media, Inc. Contingent consideration included in compensation expense relates to certain Longboard Media, Inc. employees whose right to receive such compensation is forfeited if they terminate their employment prior to the required service period. The contingent consideration was payable on Longboard Media’s achievement of certain performance goals for the period from January 1, 2013 to December 31, 2013. On October 31, 2013, the Company determined that the probability of the attainment of the underlying performance goals was remote and the resultant payout was estimated to be zero. As a result, the fair value of the liability-classified contingent consideration and the liability accrued for contingent consideration included in compensation expense were reduced to zero. On January 31, 2014, the Company concluded that the underlying performance goals were not met and the payout was zero. The Company excludes these items from its non-GAAP financial measures in order to facilitate the comparison of post-acquisition operating results.

(2)	Other stock-related expense represents an estimated liability for taxes and related items in connection with the Company’s treatment of certain stock option grants. Since the estimated liability directly relates to stock option grants and as stock-based expenses are consistently excluded from our non-GAAP financial measures, the Company excluded this estimated liability. During the nine months ended January 31, 2015, the Company recorded a benefit of $0.4 million due to a reduction of this estimated liability.

The following table sets forth our results of operations for the specified periods as a percentage of revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

Consolidated Statements of Operations Data:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (1)	36.3	31.6	36.2	30.7

Gross profit	63.7	68.4	63.8	69.3
Operating expenses:
Sales and marketing (1)	36.4	47.6	40.6	50.1
Research and development (1)	17.7	20.7	19.5	22.2
General and administrative (1)	14.0	17.6	16.0	15.9
Acquisition-related and other	0.8	0.1	2.3	12.6
Amortization of acquired intangible assets	0.6	0.6	0.6	0.6

Total operating expenses	69.5	86.6	79.0	101.4

Operating loss	(5.8)	(18.2)	(15.2)	(32.1)

Total other expense, net	(1.9)	(0.6)	(1.4)	(0.4)

Loss from continuing operations before income taxes	(7.7)	(18.8)	(16.6)	(32.5)
Income tax expense (benefit)	0.6	0.5	0.4	—

Net loss from continuing operations	(8.3)%	(19.3)%	(17.0)%	(32.5)%

Other Financial Data:
Adjusted EBITDA from continuing operations (2)	4.0%	(8.1)%	(3.6)%	(11.4)%

(1) Includes stock-based expense as follows:
Cost of revenue	0.9%	0.7%	0.9%	0.7%
Sales and marketing	1.7	2.0	2.1	2.7
Research and development	1.4	1.4	1.3	1.7
General and administrative	2.2	3.3	2.5	3.3

(2)	We define Adjusted EBITDA from continuing operations as GAAP net loss from continuing operations adjusted for stock-based expense, contingent considerations related to acquisition, adjusted depreciation and amortization (which excludes amortization of capitalized internal-use software development costs), integration and other costs related to acquisitions, other non-business costs and benefits, income tax expense and other (income) expense, net. See Note (2) to the Consolidated Statement of Operations Data on page 26 of this Quarterly Report on Form 10-Q for a reconciliation of net loss to Adjusted EBITDA from continuing operations.

Comparison of the Three Months Ended January 31, 2015 and 2014

Revenue

	Three Months Ended January 31,
	2015	2014	% Change
	(dollars in thousands)
Revenue	$49,562	$43,600	13.7%

Our revenue increased $6.0 million, or 13.7%, for the three months ended January 31, 2015 compared to the three months ended January 31, 2014. This increase is composed of a $5.8 million increase in SaaS revenue and a $0.2 million increase in Media revenue. Of the $5.8 million increase in SaaS revenue, $5.3 million was largely generated from new launches of active clients utilizing our platform and solutions since the prior year period. The remaining $0.5 million increase was generated from existing clients due to increased subscriptions of our products and offerings. For the three months ended January 31, 2015, net new active client additions were 57 and our active client retention rate was 96.4% compared to net new active client additions of 31 and active client retention rate of 95.8% for the three months ended January 31, 2014. Our client retention rates can be impacted due to a variety of reasons including, but not limited to, non-renewals and the cyclical and discretionary nature of marketing and advertising spending. SaaS revenue per active client (in thousands) was $36.1for the three months ended January 31, 2015, compared to SaaS revenue per active client (in thousands) of $40.8 for the three months ended January 31, 2014.

Cost of Revenue and Gross Profit Percentage

	Three Months Ended January 31,
	2015	2014	% Change
	(dollars in thousands)
Cost of revenue	$17,988	$13,758	30.7%
Gross profit	31,574	29,842	5.8
Gross profit percentage	63.7%	68.4%

Cost of revenue increased $4.2 million, or 30.7%, for the three months ended January 31, 2015 compared to the three months ended January 31, 2014. This increase was primarily due to an increase of $2.3 million in personnel–related expenses as a result of increased headcount needed to support implementation of our new and existing product offerings along with the addition of new clients. Additional increases for the three months ended January 31, 2015 include $1.2 million in costs associated with hosting services due to an increase in the volume of impressions and $0.5 million in allocated overhead expenses. Our cost of revenue for the three months ended January 31, 2015 includes $0.2 million of amortization of developed technology acquired from FeedMagnet.

Operating Expenses

	Three Months Ended January 31,
	2015		2014
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Sales and marketing	$18,020	36.4%	$20,765	47.6%	(13.2)%
Research and development	8,779	17.7	9,036	20.7	(2.8)
General and administrative	6,932	14.0	7,674	17.6	(9.7)
Acquisition-related and other	413	0.8	31	0.1	1,232.3
Amortization of acquired intangible assets	309	0.6	282	0.6	9.6

Total operating expenses	$34,453	69.5%	$37,788	86.6%	(8.8)%

Sales and marketing. Sales and marketing expenses decreased by $2.7 million, or 13.2%, for the three months ended January 31, 2015 compared to the three months ended January 31, 2014. For the three months ended January 31, 2015, personnel-related expenses decreased $0.9 million due to a decrease in headcount as we continue to leverage our more experienced sales force coupled with a decrease in corporate bonus expense. The decrease in headcount also resulted in a $0.6 decrease in travel expenses, a $0.3 million decrease in allocated overhead expenses and a $0.2 million decrease in facility-related expenses. Professional services decreased by $0.7 million due to decreased use of third-party contractor resources for the three months ended January 31, 2015.

Research and development. Research and development expenses decreased by $0.3 million, or 2.8%, for the three months ended January 31, 2015 compared to the three months ended January 31, 2014. Personnel-related expenses decreased $0.4 million for the three months ended January 31, 2015 due to a decrease in corporate bonus expense and an increase in capitalization of internal-use software development costs. This decrease was partially offset by an increase of $0.1 million in professional services due to increased use of third-party contractor resources for the three months ended January 31, 2015.

General and administrative. General and administrative expenses decreased $0.7 million, or 9.7%, for the three months ended January 31, 2015 compared to the three months ended January 31, 2014. A $1.0 million decrease in personnel-related expenses due to a decrease in corporate bonus expense was partially offset by a $0.3 million increase in bad debt and allocated overhead expenses for the three months ended January 31, 2014.

Acquisition-related and other. Acquisition-related and other expenses increased $0.4 million, or 1,232.3%, for the three months ended January 31, 2015 compared to the three months ended January 31, 2014. This increase was primarily due to the minimal amount of acquisition-related and other expenses realized in the three months ended January 31, 2014 since legal activities regarding the U.S. Department of Justice suit related to our acquisition of PowerReviews reduced significantly as we awaited the Court’s ruling which we received on January 8, 2014. We incurred $0.4 million of expenses for the three months ended January 31, 2015 primarily for legal and other advisory costs incurred to comply with our ongoing obligations from the divestiture of the PowerReviews business.

Amortization of acquired intangibles. Amortization for acquired intangible assets stayed relatively constant at $0.3 million in the three months ended January 31, 2015 and 2014. Amortization of acquired intangible assets represents amortization of acquired customer relationship intangible assets from FeedMagnet and Longboard Media. Due to the presentation of PowerReviews as discontinued operations as of April 30, 2014, the related amortization expense of the PowerReviews intangible assets for the three months ended January 31, 2014 is included as a component of “loss from discontinued operations, net of tax.”

Other Expense, Net

	Three Months Ended January 31,
	2015		2014
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Interest income	$27	—%	$24	—%	12.5%
Interest expense	(536)	(1.1)	—	—%	—
Other expense	(411)	(0.8)	(292)	(0.6)	40.8

Total other expense, net	$(920)	(1.9)%	$(268)	(0.6)%	243.3%

Total other expense, net, increased by $0.7 million for the three months ended January 31, 2015 compared to the three months ended January 31, 2014 primarily due to the inclusion of $0.5 million of interest expense on our revolving line of credit and an increase in other expense for the three months ended January 31, 2015 due to changes in realized and unrealized losses on transactions in foreign currencies.

Income Tax Expense

	Three Months Ended January 31,
	2015		2014
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Income tax expense	$324	0.6%	$179	0.5%	81.0%

Income tax expense increased by $0.1 million in the three months ended January 31, 2015 compared to the three months ended January 31, 2014 due to an increase in estimated foreign and state income tax expenses.

Comparison of the Nine Months Ended January 31, 2015 and 2014

Revenue

	Nine Months Ended January 31,
	2015	2014	% Change
	(dollars in thousands)
Revenue	$142,864	$125,067	14.2%

Our revenue increased by $17.8 million, or 14.2%, for the nine months ended January 31, 2015 compared to the nine months ended January 31, 2014. Included in this increase was an increase in SaaS revenue of $16.6 million and an increase in Media revenue of $1.2 million. Of the $16.6 million increase in SaaS revenue, $13.8 million was largely generated from new launches of active clients utilizing our platform and solutions since the prior year period. The remaining $2.8 million increase was generated from existing clients due to increased subscriptions of our products and offerings and a one-time termination fee from an existing client. For the nine months ended January 31, 2015, net new active client additions were 182 and our active client retention rate was 85.9% compared to net new active client additions of 126 and active client retention rate of 89.7% for the nine months ended January 31, 2014. For the nine months ended January 31, 2015, our client retention rate was lower as we reduced our client count by 23 clients which represents an adjustment to previous fiscal quarters due to Connections-only clients who converted to a “Freemium” model and clients from the Shopzilla asset purchase which were a part of the PowerReviews divestiture. Further, the reduction in the client count also included certain clients from our FeedMagnet acquisition whose contracts expired. The annual subscription fees for these clients were not significant. Our client retention rates can be impacted due to a variety of reasons including, but not limited to, non-renewals and the cyclical and discretionary nature of marketing and advertising spending. SaaS revenue per active client (in thousands) was $111.1 for the nine months ended January 31, 2015 compared to SaaS revenue per active client (in thousands) of $126.0 for the nine months ended January 31, 2014.

Cost of Revenue and Gross Profit Percentage

	Nine Months Ended January 31,
	2015	2014	% Change
	(dollars in thousands)
Cost of revenue	$51,758	$38,383	34.8%
Gross profit	91,106	86,684	5.1
Gross profit percentage	63.8%	69.3%

Cost of revenue increased $13.4 million, or 34.8%, for the nine months ended January 31, 2015 compared to the nine months ended January 31, 2014. This increase was primarily due to an increase of $6.1 million in personnel-related expenses as a result of increased headcount needed to support implementation of our new and existing product offerings as well as the addition of new clients. Additional increases for the nine months ended January 31, 2015 include $4.3 million in costs associated with hosting services due to an increase in the volume of impressions, $0.5 million in professional fees due to increased use of third-party contractor resources and $2.0 million in travel and allocated overhead expenses. Our cost of revenue for the nine months ended January 31, 2015 includes $0.5 million of amortization of developed technology acquired from FeedMagnet.

Operating Expenses

	Nine Months Ended January 31,
	2015		2014
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Sales and marketing	$57,946	40.6%	$62,598	50.1%	(7.4)%
Research and development	27,815	19.5	27,753	22.2	0.2
General and administrative	22,925	16.0	19,849	15.9	15.5
Acquisition-related and other	3,231	2.3	15,818	12.6	(79.6)
Amortization of acquired intangible assets	928	0.6	847	0.6	9.6

Total operating expenses	$112,845	79.0%	$126,865	101.4%	(11.1)%

Sales and marketing. Sales and marketing expenses decreased by $4.7 million, or 7.4%, for the nine months ended January 31, 2015 compared to the nine months ended January 31, 2014. For the nine months ended January 31, 2015, personnel-related expenses decreased by $3.1 million due to a decrease in headcount as we continue to leverage our more experienced sales force coupled with a decrease in corporate bonus expense. The decrease in headcount also resulted in a $0.5 million decrease in travel expenses and a $0.2 million decrease in allocated overhead expenses. Professional services decreased by $1.9 million due to decreased use of third-party contractor resources. These decreases were offset by a $0.7 million increase in marketing expenses as we hosted our annual marketing event “Bazaarvoice Summit” for current and prospective clients during the nine months ended January 31, 2015. The Company hosted the last “Bazaarvoice Summit” in March 2013. A benefit of $0.3 million was realized during the nine months ended January 31, 2014 due to the decrease in fair value of the liability for contingent consideration related to the acquisition of Longboard media as the payout was determined to be zero as of January 31, 2014.

Research and development. Research and development expenses stayed relatively constant at $27.8 million for the nine months ended January 31, 2015. A decrease of $1.2 million in personnel-related expenses due to a decrease in headcount and a decrease in corporate bonus expense was offset by an increase of $0.7 million due to increased use of third-party contractor resources and a $0.5 million increase in allocated overhead expenses and facilities-related expenses for the three months ended January 31, 2015.

General and administrative. General and administrative expenses increased $3.1 million, or 15.5%, for the nine months ended January 31, 2015 compared to the nine months ended January 31, 2014. The increase was primarily due to personnel-related expenses which includes a benefit of $3.6 million realized during the nine months ended January 31, 2014 from the decrease in fair value of the liability for contingent consideration related to the acquisition of Longboard Media as the payout was estimated to be zero as of January 31, 2014. This prior year benefit was partially offset by a benefit of $0.4 million realized for the nine months ended January 31, 2015 representing a reduction in our estimated liability recorded in fiscal year 2013 in connection with our treatment of certain stock option grants. The $0.8 million increase in bad debt expense was offset by a $0.9 million decrease in professional services.

Acquisition-related and other. Acquisition-related and other expenses decreased $12.6 million, or 79.6%, for the nine months ended January 31, 2015 compared to the nine months ended January 31, 2014. This decrease was primarily the result of higher expenses in the nine months ending January 31, 2014 due to the U.S Department of Justice suit related to our acquisition of PowerReviews and the subsequent divestiture of PowerReviews in the nine months ending January 31, 2015. We incurred $3.2 million for the nine months ended January 31, 2015 primarily for the legal and other advisory costs incurred to comply with our ongoing obligations from the divestiture of the PowerReviews business and the shareholder derivative action filed in connection with the acquisition of PowerReviews.

Amortization of acquired intangibles. The amortization of acquired intangible assets represents amortization of acquired customer relationship intangible assets from FeedMagnet and Longboard Media. Due to the presentation of PowerReviews as discontinued operations as of April 30, 2014, the related amortization expense of the PowerReviews intangible assets for the nine months ended January 31, 2014 is now included as a component of “loss from discontinued operations, net of tax.” Amortization from continuing operations is presented separately in the statement of operations and was $0.9 million for the nine months ended January 31, 2015 and $0.8 million for the nine months ended January 31, 2014. The $0.1 million increase in amortization expense for the nine months ended January 31, 2015 was due to the amortization of FeedMagnet customer relationships which was acquired on April 15, 2014.

Other Expense, Net

	Nine Months Ended January 31,
	2015		2014
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Interest income	$43	—%	$136	0.1%	(68.4)%
Interest expense	(1,018)	(0.7)	(32)	—	3,081.3%
Other expense	(1,031)	(0.7)	(618)	(0.5)	66.8

Total other expense, net	$(2,006)	(1.4)%	$(514)	(0.4)%	290.3%

Total other expense, net, increased by $1.5 million in the nine months ended January 31, 2015 compared to the nine months ended January 31, 2014 due to the inclusion of $1.0 million of interest expense on our revolving line of credit for the nine months ended January 31, 2015, an increase of $0.4 million in other expense due to realized gains and losses on transactions in foreign currencies and a decrease of $0.1 million in interest income.

Income Tax Expense (Benefit)

	Nine Months Ended January 31,
	2015		2014
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Income tax expense (benefit)	$594	0.4%	$(82)	—%	824.4%

Income tax expense increased by $0.7 million in the nine months ended January 31, 2015 compared to the nine months ended January 31, 2014 due to an estimated increase in foreign and state taxes payable. Further, the nine months ended January 31, 2014 included a benefit of $0.4 million from the 2013 Texas state research and development tax credit, which was enacted in the first quarter of fiscal year 2014.

Liquidity and Capital Resources

Our principal source of liquidity at January 31, 2015 consisted of $104.8 million of cash and cash equivalents and short term investments. Cash and cash equivalents consist of cash, money market funds, commercial paper, corporate bonds and certificates of deposit. Our short-term investments consist of certificates of deposit, municipal bonds, commercial paper, U.S. Treasury notes and bonds that are a guaranteed obligation of the U.S. Government, corporate notes and corporate bonds. As of January 31, 2015, the amount of cash and cash equivalents held by foreign subsidiaries was $4.4 million. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.

On February 21, 2014, we drew down $27.0 million of the unused balance of the revolving line of credit. The funds were largely used for general corporate purposes and for the acquisition of FeedMagnet in fiscal year 2014. On July 2, 2014, we completed the sale of PowerReviews for total consideration of $30.0 million and received $25.5 million in cash. On November 21, 2014, we entered into a $70.0 million secured revolving credit facility pursuant to an Amended and Restated Credit Facility (the “Credit Facility”) dated as of November 21, 2014. The Credit Facility amended and restated the Company’s prior $30.0 million secured revolving credit facility. On November 21, 2014, we drew down $57.0 million of the unused balance of the Credit Facility, of which, $27.0 million was used to repay the amount drawn down in February 2014. Our principal needs for liquidity include funding our operating losses, working capital requirements, capital expenditures, repaying our outstanding revolving line of credit and acquisitions. We believe that our available resources are sufficient to fund our liquidity requirements for at least the next 12 months.

Further, we anticipate making significant investments in growth and initiatives designed to improve our operating efficiency for the foreseeable future, which may impact our ability to generate positive cash flow from operating activities in the near-term. Our future capital requirements will depend on many factors, including our rate of client and revenue growth, the expansion of our sales and marketing activities, capital expenditures for our new Austin facilities, the timing and extent of spending to support product development efforts, the timing of introductions of new features and enhancements to our social commerce platforms and future acquisitions of, or investments in, complementary businesses and technologies. The timing, frequency, and pattern of our billing mix can also impact our operating cash flows. To the extent that existing cash, cash equivalents and short-term investments along with future cash flow from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

We typically invoice our new and existing SAAS business clients for our subscription services in a varying mix of frequencies such as; monthly, quarterly, semiannual and annual billings. Bookings and therefore billings for our SaaS business are typically higher in the second half of our fiscal year while billings for our media business increase significantly during the holiday season. These factors result in an increase in our accounts receivable. Similarly, increases in new client launches lead to increased billings, which in turn also increases our accounts receivable. The operating cash flow benefit of increased billing activity generally occurs in the subsequent quarters when we collect from our clients.

An increase in accounts receivable due to the factors described above also causes an increase in days sales outstanding (“DSO”), which is calculated by dividing period end accounts receivable by average daily sales for the fiscal quarter. DSO was 103 days for the three months ended January 31, 2015 compared to 90 days for the three months ended January 31, 2014.

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

The following table summarizes our cash flows for the periods indicated (including cash flows from discontinued operations):

	Nine Months Ended January 31,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(19,032)	$(40,562)
Net cash provided by (used in) investing activities	(1,607)	32,815
Net cash provided by financing activities	35,511	11,135

Net Cash Used in Operating Activities

Net cash used in operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of clients using our platforms and the amount and timing of client payments.

For the nine months ended January 31, 2015, operating activities used $19.0 million of cash after changes in our operating assets and liabilities, offsetting a net loss of $25.6 million. A decrease of $13.9 million in our net loss during the nine months ending January 31, 2015, which had the impact of improving cash flows from operating activities, was primarily due to the $12.6 million decrease in our acquisition-related and other expenses which was the result of higher expenses in the nine months ending January 31, 2014 attributable to the U.S. Department of Justice suit related to our acquisition of PowerReviews and the subsequent divestiture of PowerReviews in the nine months ending January 31, 2015. The net loss includes non-cash depreciation and amortization of $9.2 million, non-cash loss on disposal of discontinued operations, net of tax, of $1.5 million, non-cash stock-based expense of $9.7 million and non-cash bad debt and other non-cash expenses of $2.3 million. Accounts receivable, prepaid expenses and other current assets and other non-current assets increased $20.5 million. The $18.8 million increase in accounts receivables was primarily due to the increase in billings for our media business on account of the holiday season and the increase in our SaaS customer billings driven by a higher mix of annual billings. A decrease of $3.3 million in accrued expenses and other current liabilities and other long-term liabilities was offset by a $7.7 million increase in accounts payable and deferred revenue; resulting in a net decrease of $16.1 million due to changes in operating assets and liabilities.

For the nine months ended January 31, 2014, operating activities used $40.6 million of cash after changes in our operating assets and liabilities partially offset a net loss of $39.5 million. Changes in our operating assets and liabilities included non-cash depreciation and amortization of $11.2 million, non-cash stock-based expense of $11.0 million, a non-cash benefit related to the revaluation of contingent consideration of $3.3 million, and non-cash bad debt and other non-cash expenses of $1.5 million. Accounts receivable increased by $15.8 million primarily due to the increase in billings for our media business on account of the holiday season and the increase in our SaaS customer billings. Prepaid expenses and other current assets and other non-current assets also increased by $1.9 million. Accrued expenses and other current liabilities, deferred revenue and other liabilities decreased $4.3 million partially offset by a $0.5 million increase in accounts payable; resulting in a net decrease of $21.5 million in operating assets and liabilities.

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

For the nine months ended January 31, 2015, investing activities used $1.6 million which included proceeds of $25.5 million from the sale of the PowerReviews business and a $0.5 million decrease in restricted cash offset by $18.3 million of purchases of short term investments, net sales and maturities of short term investments and $9.3 million in purchases of property, equipment and capitalized internal-use software development costs.

For the nine months ended January 31, 2014, investing activities provided $32.8 million, including $42.0 million of proceeds from the maturities and sales of short term investments, net of purchases of short term investments, offset by $8.5 million in purchases of property, equipment and capitalized internal-use software development costs and a $0.7 million purchase of an intangible asset.

Net Cash Provided by Financing Activities

Our financing activities have consisted primarily of borrowings under our line of credit, net proceeds from the issuance of common stock and proceeds from the exercises of options to purchase common stock.

For the nine months ended January 31, 2015, financing activities provided $35.5 million primarily due to net proceeds from our revolving line of credit of $30.0 million, partially offset by the $0.7 million deferred financing costs. We also had proceeds of $4.3 million from the exercise of options to purchase our common stock and contributions of $1.9 million to our Employee Stock Purchase Plan.

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

Contractual Obligations and Commitments

Other than as set forth below, there have been no material changes to the contractual obligations table included in our Annual Report on Form 10-K for the year ended April 30, 2014, filed with the SEC on June 26, 2014.

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

On November 21, 2014, we entered into an Amended and Restated Credit Facility (the “Credit Facility”) with Comerica Bank which provides for a secured, revolving line of credit of up to $70.0 million, with a sublimit of $3.0 million for the incurrence of swingline loans and a sublimit of $15.0 million for the issuance of letters of credit. The Credit Facility amended and restated the Loan Agreement and all letters of credits under the Loan Agreement were transferred to the Credit Facility. Borrowings under the Credit Facility are collateralized by substantially all of our assets. The revolving line of credit bears interest at the adjusted LIBOR rate plus 3.5%. On November 21, 2014, we drew down $57.0 million of the unused balance of the Credit Facility, of which, $27.0 million was used to repay the outstanding balance on the Loan Agreement. On December 4, 2014, we drew down $8.0 million in the form of a letter of credit as a security deposit for the lease of our new headquarters. In January 2015, we transferred a $1.0 Pledge and Security Agreement to be included as a form of a letter of credit under the Credit Facility, resulting in an unused balance of $2.1 million as of January 31, 2015. The Credit Facility expires on November 21, 2017 with all advances immediately due and payable. We were not compliant with a non-financial covenant as of January 31, 2015; however, we have obtained a waiver from Comerica Bank (See Note 12 iii). We were in compliance with all financial covenants contained in the Credit Facility as of January 31, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and the Use of Estimates

Preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014, filed on June 26, 2014 describe the significant accounting estimates and policies used in the preparation of our condensed consolidated financial statements. Actual results in these areas could differ from management’s estimates. During the nine months ended January 31, 2015, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014, filed on June 26, 2014.

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

We assess the market risk of changes in foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows of a hypothetical 10% change in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The effect of an immediate 10% adverse change in exchange rates on foreign currency denominated monetary assets and liabilities, principally accounts receivable and intercompany balances, as of January 31, 2015, would be immaterial.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2015. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2015.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended January 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of our legal proceedings, see Note 11, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

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

Our revenue, expenses, operating results and cash flows have fluctuated from quarter to quarter in the past and are likely to continue to do so in the future. These fluctuations are due to, or may in the future result from, many factors, some of which are outside of our control, including:

•	our ability to sell additional solutions, including our media solutions, to existing clients and to add new clients, in multiple regions around the world, particularly in the United States and Europe, which has fluctuated and is likely to continue to fluctuate, due to the effectiveness of our sales execution, general economic conditions, increased competition, the timing of larger sales opportunities and other factors affecting our sales in each of these regions;

•	the timing and success of new solutions, product and service offerings and pricing policies by us or our competitors or any other changes in the competitive dynamics of our industry;

•	the amount, timing and effectiveness of our product development investments and related expenses and delays in generating revenue from these new solutions;

•	our ability to adjust our cost structure, particularly our personnel costs, in response to reductions in revenue;

•	our failure to achieve the growth rate that was anticipated by us in setting our operating and capital expense budgets;

•	the timing differences between when we incur sales commissions, implementation costs and other client acquisition costs associated with new solutions sales and when we generate revenue from these sales, particularly related to larger sales to new or existing clients;

•	our ability, and the ability of our clients, to timely and effectively implement our solutions;

•	increases in our hosting costs, which could result in advance payments to our hosting vendors, due to variations in demand for storage capacity and computing consumption without a corresponding increase in pricing to our existing clients;

•	the timing, frequency and pattern of our billing mix;

•	the cyclical and discretionary nature of marketing and advertising spending, especially spending on social commerce solutions and targeted social commerce campaigns;

•	seasonal variations and unpredictability in our clients’ advertising budgets;

•	the amount and timing of operating expenses and capital expenditures related to the expansion of our operations and infrastructure and client acquisition;

•	changes in our active client retention rates;

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill or intangible assets from acquired companies;

•	unforeseen litigation costs and related settlement costs, particularly those related to intellectual property infringement and our obligation to fulfill related client indemnification obligations and regulatory investigations or restructuring activities, including settlement costs and regulatory penalties assessed related to government enforcement actions;

•	our ability to accurately estimate state and local sales tax obligations and to collect such actual amounts from our clients;

•	our ability to accurately estimate payroll and related taxes for wages and equity transactions;

•	our ability to accurately estimate bonus and other incentive payments to key employees based on performance and market conditions;

•	changes in tax rules or impact of new accounting pronouncements;

•	changes in currency exchange rates and associated costs of hedging to manage foreign currency fluctuations;

•	the timing of stock awards to employees and related adverse financial impact of having to expense those stock awards over their vesting schedule; and

•	the adoption of new laws or regulations, or interpretations of existing laws or regulations, that restrict, or increase the costs of, providing social commerce solutions or using the Internet as a medium for communications and commerce.

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

We have incurred significant losses in each fiscal period since our inception in 2005. We experienced net losses of $52.8 million and $47.5 million from continuing operations during fiscal years 2014 and 2013, respectively. As of January 31, 2015, we had an accumulated deficit of $217.7 million which also includes losses from discontinued operations. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire clients. Expenses associated with the integration of the clients, employees and operations of acquired companies into our business could further delay our profitability. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest to grow our business and acquire clients, develop our platforms and develop new products and solutions. These efforts may prove more expensive and more difficult than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new products and solutions could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our client base, we could also incur increased losses because costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. Additionally, we currently sell our products on a fixed price basis. However, many of the third-party costs associated with providing our products are subject to variable pricing. We cannot be certain that we will be able to attain or increase profitability on a client-by-client basis or on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

We have a limited operating history, which makes it difficult to evaluate our current business and future prospects and may increase the risk of your investment.

We began our operations in May 2005. Our limited operating history may make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including challenges in forecasting accuracy, determining appropriate investments of our limited resources, market acceptance of our existing and future solutions, managing client implementations and developing new solutions. Our current operating model may require changes in order for us to achieve profitability and scale our operations efficiently. For example, we may need to continue to enhance our software architecture to allow us to efficiently and cost effectively develop and implement new solutions, make our solutions easy to implement, ensure our marketing engine is designed to drive highly qualified leads cost effectively and implement changes in our sales model to improve the predictability of our sales and reduce our sales cycle. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer. You should consider our business and prospects in light of the risks and difficulties we face as a company in a rapidly developing and changing industry.

Our business depends substantially on renewing agreements with existing clients and selling additional solutions to them. If our clients, especially our larger clients, do not renew their agreements, renew on less favorable terms or fail to purchase additional solutions, our revenue may decline and our operating results would likely be harmed.

In order for us to improve our operating results, it is important that our clients renew their agreements with us when the initial term expires and also purchase additional solutions from us. We offer most of our social commerce solutions primarily through subscription agreements and generally recognize revenue ratably over the related subscription period. Our clients have no renewal obligation after their initial term expires, and we cannot assure you that we will be able to renew agreements with our clients at the same or higher contract value or at all. Moreover, under specific circumstances, our clients may have the right to cancel their agreements with us before they expire, for example, in the event of an uncured breach by us, or our clients may seek to renegotiate the terms of their contract prior to its expiration. Additionally, pursuant to the terms contained in the Joint Stipulation with the DOJ, we have agreed that during the period beginning on the date we completed the sale of PowerReviews (July 2, 2014) and ending on the later of one year and the termination date of a client’s contract, we will allow existing Bazaarvoice clients as of July 2, 2014 to terminate their contract with us should they choose to use the ratings and reviews solution offered by PowerReviews. Similarly, our contracts with our media clients and covering certain of our social commerce solutions generally do not include long-term obligations requiring them to purchase our services and are often cancelable upon short or no notice and without penalty. Any decline in our client renewals or expansions would likely harm our future operating results, especially if we are unable to recognize sufficient revenue to offset related client acquisition costs prior to such termination or cancellation of our client agreements. If our clients, especially our larger clients, cancel their agreements, negotiate price concessions in their current agreements, do not renew their agreements, renew on less favorable terms to us or fail to purchase additional solutions, our revenue may decline, our ability to grow our revenue in the future could be adversely impacted and our operating results would likely be harmed.

Our active client retention rates may decline in the future due to a variety of factors, including:

•	the availability, price, performance and functionality of our solutions and competing products and services;

•	our ability to demonstrate to clients the value of our solutions, particularly if we are unable to introduce planned solutions innovation;

•	poor performance or discontinuation of our clients’ brands;

•	changes in our clients’ marketing or advertising strategies which can be cyclical, reflecting overall economic conditions as well as budgeting and discretionary buying patterns;

•	the timing and quality of ratings and reviews posted to our clients’ websites and the existence of negative reviews;

•	changes in key personnel at our clients;

•	reductions in our clients’ spending levels;

•	consolidation in our client base;

•	the development by our clients of internal solutions for their social commerce needs; and

•	the effects of economic downturns and global economic conditions.

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

In general, implementation of our solutions may require lengthy and significant work, and we do not control our clients’ implementation schedules. We generally incur sales and marketing expenses related to the commissions owed to our sales representatives and make upfront investments in technology and personnel to support the engagements before we begin recognizing revenue from client contracts. As a result, as we have experienced in the past, if our clients do not allocate internal resources necessary to meet their implementation responsibilities or if we face unanticipated implementation difficulties, the implementation may be delayed and/or cancelled. Further, in the past, our implementation capacity has at times constrained our ability to successfully and timely implement our solutions for our clients, particularly during periods of high demand. If the client implementation process is not executed successfully or if execution is delayed, whether due to our clients’ or our capacity constraints, we could incur significant costs prior to generating revenue and our clients may delay their payment to us, and our relationships with some of our clients may be adversely affected. In addition, competitors with more efficient operating models with lower implementation costs could penetrate our client relationships.

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

The sales cycle for our solutions, from initial contact with a potential client to contract execution and implementation, varies widely by client and solution. Some of our clients undertake a significant evaluation process, which typically involves not only our solutions, but also those of our competitors, that has in the past resulted in a lengthy sales cycle, typically three to 12 months. We have no assurance that the substantial time and money spent on our sales efforts will produce any sales. If sales expected from a specific client for a particular quarter are not realized in that quarter or at all, our results could fall short of public expectations and our business, operating results and financial condition could be adversely affected.

If we do not continue to identify and qualify new clients, our ability to grow our revenue may be adversely effected.

We continue to focus our sales efforts on generating business from new clients. Our future success, particularly our ability to grow revenue, will depend largely upon the success of this effort. Our sales force and marketing team need to continue to generate new sales leads, and our growth prospects will be harmed if our efforts to expand, train and retain our sales force do not produce a corresponding significant increase in new clients. When we “qualify” a lead, that lead becomes part of our sales “pipeline.” If we do not continue to add potential new clients to our pipeline there could be a negative impact in our ability to grow our revenue in the future.

The average sales price of our solutions may decrease, which may adversely affect our ability to achieve and maintain profitability.

The average sales price of our solutions may decline for a variety of reasons, including competitive pricing pressures, the commoditization of a product as more similar products become available in the market and the introduction of new solutions or pricing models. In addition, because the market for our social commerce solutions changes rapidly and because our business model is evolving, we may not be able to achieve and sustain a level of demand and market acceptance sufficient for us to continue to maintain the current average sales price for our solutions. Furthermore, the composition of our clients may change in a manner that makes it more difficult to maintain such prices. Any failure to maintain our prices could have an adverse effect on our business, results of operations and financial condition.

We derive a substantial portion of our revenue from a limited number of our solutions. If we are unable to maintain demand for these solutions or diversify our revenue sources by successfully developing and introducing new or enhanced solutions, we could lose existing clients or fail to attract new clients and our business could be harmed.

Ratings & Reviews was our first social commerce solution and still remains the core element of our technology platform. Other social commerce solutions we have developed or acquired include Connections, Analytics, BV Local and Curations. Our future financial performance and revenue growth depend upon the successful development, implementation and client acceptance of new products, including products that allow us to utilize the data that we and our clients collect and manage through the use of our products, and the improvement and enhancement of our existing products. We continually seek to develop enhancements to our existing products, as well as new offerings to supplement our existing products. As a result, we are subject to the risks inherent in the development and integration of new products, including defects or undetected errors in our products or in the operation of our products, difficulties in installing or integrating our products on platforms used by our clients or other unanticipated performance, stability and compatibility problems. Any of these problems could result in material delays in the introduction or acceptance of our solutions, increased costs, decreased client satisfaction, breach of contract claims, harm to our industry reputation and reduced or delayed revenues. If we are unable to deliver new products or upgrades or other enhancements to our existing products on a timely and cost-effective basis, it could have a material adverse effect on our business, financial condition and results of operations.

We are currently investing significant amounts in research and development in connection with our efforts to leverage data that we and our clients collect and manage through the use of our solutions. Improving our architecture and developing and delivering new or upgraded solutions may require us to make substantial investments, and we have no assurance that such new solutions will generate sufficient revenue to offset their costs. If we are unable to efficiently develop, license or acquire such new or upgraded solutions on a timely and cost-effective basis, or if such solutions are not effectively brought to market, are not appropriately timed with market opportunity or do not achieve market acceptance, we could lose existing clients or fail to attract new clients, and our business and operating results could be materially adversely affected.

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

If we are not able to successfully leverage data we and our clients collect and manage through our solutions and services, we may not be able to grow our revenue. Additionally, if we are not able to obtain the rights to utilize the data, or the costs to obtain such data are high, our results of operations could be adversely effected.

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

Additionally, our ability to both collect and utilize data may be affected by a number of factors outside of our control, including increased government regulation of the collection of information concerning consumer behavior on the Internet and the increased use of technologies that allow website visitors to modify their settings to prevent or delete cookies and to sweep all cookies from their computers. Further, we currently do not own the data collected through the use of our solutions and services. If our clients decide not to allow us to collect the data or if we are not able to obtain sufficient rights to the data, we may not be able to utilize it in our solutions and services. Additionally, the costs to us related to obtaining sufficient rights to utilize this data could be high and such costs could affect our future operating results.

Finally, in order to obtain the critical mass of data necessary for our analytics and other data solutions to have value for our clients, we will need to maintain and grow our client base. Currently, a substantial amount of the data to which we have access is collected by a small number of our clients. Consequently, the loss of a single client could have a disproportionate impact on the data that is available to us. Any of these limitations on our ability to successfully leverage data could have a material adverse effect on our ability to increase our revenue through media services, analytics and other data solutions; could adversely affect our ability to grow our revenues and could harm our future operating results.

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

In fiscal year 2013, we began implementation of Conversations, our next-generation social commerce technology platform, and we intend to migrate all of our clients to this new technology platform over time. We have limited experience migrating clients from one platform to another. Given the complexity and significance of this transition, including the amount of client data within our systems that will need to be accessed and migrated, our client relationships, our reputation and our overall business could be severely damaged if these migrations go poorly. To the extent we encounter difficulties in implementation and migration of Conversations, we may be required to incur additional costs, including research and development costs, to address issues identified during the process. In addition, we have incurred additional expenses as a result of the dual technology platforms we maintain (Conversation and our previous social commerce technology platform), and if we experience any delays or technical problems as a result of the migration to Conversations, we may incur such expenses for a much longer period of time than anticipated. Also, one of the anticipated benefits of Conversations is that client implementation times should be shortened, which should result in reduced costs and earlier revenue recognition. Delays in the launch of and migration to Conversations would result in corresponding delays in our ability to achieve these anticipated benefits and could result in client dissatisfaction. Similarly, even if the migrations go smoothly, our business operations and client relationships will be at high risk if the new platform does not meet our performance expectations, or those of our clients. All of this could harm our business in numerous ways including, without limitation, a loss of revenue, lost client contracts, and damage to our reputation.

The market in which we participate is fragmented, rapidly evolving and highly competitive, and we may be unable to compete successfully with our current or future competitors.

The market for social commerce solutions is highly competitive. The competitive dynamics of our market are unpredictable because it is rapidly evolving, fragmented and subject to potential disruption by new technological innovations.

We have several direct and indirect competitors across the regions we serve that provide third-party social commerce solutions, including but not limited to companies such as PowerReviews (formerly named Wavetable), Pluck, Reevoo, eKomi, Yotpo, Rating System and Gigya. As a result of our divestiture of the PowerReviews business and the court-ordered terms associated with that divestiture, our competition with PowerReviews has increased. Additionally, we face potential competition from participants in adjacent markets that may enter our markets by leveraging related technologies and partnering with other companies.

We also compete with traditional marketing and advertising programs used by businesses that remain hesitant to embrace social commerce solutions such as Ratings & Reviews. Additionally, some businesses have developed, or may develop in the future, social commerce solutions internally.

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

We believe we compete primarily on the basis of product breadth and functionality, scope, quality and breadth of client base, amount and quality of content, service, price, reputation and the efficiency of our operating model. Our competitors or potential competitors have adopted certain aspects of our business model, which has made it more difficult to differentiate our solutions. As market dynamics change, or as new and existing competitors introduce more competitive pricing models or new or disruptive technologies, or as clients develop internal solutions for their social commerce needs, we may be unable to renew our agreements with existing clients or attract new clients at the same price or based on the existing pricing model. As a result, we may be required to change our pricing model, offer price incentives or reduce our prices in response to competitive pressures, which could harm our revenue, profitability and operating results. Moreover, many software vendors could bundle competitive products or services or offer them at a low price as part of a larger product sale. In addition, some competitors may offer software that addresses one or a limited number of strategic social commerce functions at lower prices or with greater depth than our solutions. As a result, our competitors might be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or client requirements. For all of these reasons, we may not be able to compete successfully against our current and future competitors.

Unfavorable conditions in the market for social commerce solutions or downturns in the global economy or reductions in marketing spending could limit our ability to grow our business and negatively affect our operating results.

Our operating results may vary based on the impact on us or our clients of changes in the market for social commerce solutions or downturns in the global economy. In addition, the revenue growth and potential profitability of our business depends on marketing spending by companies in the markets we serve. To the extent that weak economic conditions cause our clients and potential clients to freeze or reduce their marketing budgets demand for our solutions may be negatively affected. Historically, economic downturns have resulted in overall reductions in marketing spending. If economic conditions deteriorate or do not materially improve, our clients and potential clients may elect to decrease their marketing budgets by deferring or reconsidering product purchases, which would limit our ability to grow our business and negatively affect our operating results.

Our growth depends in part on the success of our relationships with third parties for the delivery and development of, and implementation support for, our solutions and services.

We currently depend on, and intend to pursue additional relationships with, various third parties related to our media services and product development, including technology, service providers and social media platforms. Identifying, negotiating and documenting these relationships requires significant time and resources, as does integrating our solutions with third-party technologies. In some cases, we do not have formal written agreements with our development partners. Even when we have written agreements, they are typically non-exclusive and do not prohibit our development partners from working with our competitors or from offering competing services. Our competitors may be effective in providing incentives to third parties to favor their products or services.

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

We use DoubleClick’s ad-serving platform to deliver and monitor ads for our media management services. There can be no assurance that DoubleClick, which is owned by Google, will continue providing these services, that our agreement with DoubleClick will be extended or renewed upon expiration on terms and conditions favorable to us or that we could identify another alternative vendor to take its place. Our agreement with DoubleClick also allows DoubleClick to terminate the agreement on the occurrence of certain events, including material breach of the agreement by us, and to suspend provision of the services if DoubleClick determines that our use of its service violates certain terms of the agreement.

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

We host our solutions and serve our clients primarily from third-party data center facilities located in Texas, Virginia and Oregon. We also utilize third-party services that deploy data centers worldwide. We do not control the operation of any of the third- party data center facilities we use. These facilities may be subject to break-ins, computer viruses, denial-of-service attacks, sabotage, acts of vandalism and other misconduct. They are also vulnerable to damage or interruption from power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes and similar events. As a result, we may in the future experience website disruptions, outages and other performance problems. Despite our efforts, the occurrence of any of these events and a decision by our third-party service providers to close their data center facilities without adequate notice or other unanticipated problems could result in loss of data as well as a significant interruption in the offering of our solutions and harm to our reputation and brand.

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

We also depend on third-party Internet-hosting providers and continuous and uninterrupted access to the Internet through third-party bandwidth providers to operate our business. If we lose the services of one or more of our Internet-hosting or bandwidth providers for any reason or if their services are disrupted, for example due to viruses, other attacks on their systems or due to natural disaster, we could experience disruption in our ability to offer our solutions or we could be required to retain the services of replacement providers, which could increase our operating costs and harm our business and reputation.

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

The future success of our business depends upon the continued use of the Internet as a primary medium for communications and commerce. As the use of the Internet continues to evolve, increasing regulation by federal, state or foreign governments becomes more likely. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting data privacy, the solicitation, collection, processing or use of personal or consumer information, truth-in-advertising, consumer protection, the use of the Internet as a commercial medium and the market for social commerce solutions. There is also uncertainty as to how some existing laws governing issues such as sales taxes, libel and personal privacy apply to the Internet. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the Internet. Any new regulations, legislation or new interpretations of existing regulations or legislation restricting Internet commerce or communications could result in a decline in the use of the Internet as a medium for commerce and communications, diminish the viability of Internet solutions generally, and reduce the demand for our solutions. Additionally, if we are required to comply with new regulations, legislation or interpretations thereof, this compliance could cause us to incur additional expenses, make it more difficult to conduct our business or require us to alter our business model. Any of these outcomes could have a material adverse effect on our business, financial condition or results of operations.

Increased regulation and industry standards relating to data and Internet privacy issues may require us to incur significant expenses or may prevent us from providing our products and solutions to clients, thereby harming our business.

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

Regulators, including the Federal Trade Commission (“FTC”), continue to more broadly define personal information to include IP addresses, machine identification, location data and other information. As a result of such broadened definition, our ability to use such personal information is increasingly restricted and may limit or inhibit our ability to operate or expand our business. For example, the U.S. government, including the White House, Congress, and the FTC are reviewing the need for greater regulation for the use, collection and disclosure of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. Proposed legislation could, if enacted, impose additional requirements and/or prohibit the use, collection, storage and disclosure of information concerning consumer behavior on the Internet and restrict or otherwise prohibit the use of certain technologies that track individuals’ activities on web pages or across the Internet. Such laws and regulations could restrict our ability to collect and use web browsing data and personal information, which may result in financial penalties, litigation, regulatory investigations, negative publicity, reduced growth opportunities and other significant liabilities. We will also face additional privacy issues as we continue to expand in international markets, as many nations and economic regions have privacy protections that are more stringent or otherwise at odds with those in the United States. For example, the European Union is in the process of proposing reforms to its existing data protection legal framework, which will result in a greater compliance burden for companies with users in Europe. Further, German companies often require even more stringent privacy controls than other markets within the EU, which may limit our ability to expand in that market. Complying with new EU privacy requirements, whether imposed by regulation or contract, will require additional expenditures and may require other significant liabilities. The Australian Privacy Principles (APP) that came into effect this year likewise increase the complexities of operating in that country. The complex web of privacy and data security requirements across the various countries or economic regions that we operate within may be inconsistently applied and conflict with other applicable requirements, our business practices, or our contractual commitments to customers.

We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. Increased domestic or international regulation of data utilization and distribution practices, including self-regulation, could require us to modify our operations and incur significant expense, which could have an adverse effect on our business, financial condition and results of operations. Our business, including our ability to operate and expand internationally, could be adversely affected if legislation or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current or planned business practices and that require changes to these practices, our solutions or our privacy policy.

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

Capabilities that we provide our clients, including our SEO solution, depend in part on various Internet search engines, such as Google and Bing, to direct a significant amount of traffic to our clients’ websites. Our ability to influence the number of visitors directed to our clients’ websites through search engines is not entirely within our control. For example, search engines frequently revise their algorithms in an attempt to optimize their search result listings. In 2011, Google announced an algorithm change that affected nearly 12% of their U.S. query results. There cannot be any assurance as to whether these or any future changes that may be made by Google or any other search engines might impact our SEO capability in the long term. Changes in the methodologies used by search engines to display results could cause our clients’ websites to receive less favorable placements, which could reduce the number of users who click to visit our clients’ websites from these search engines. Some of our clients’ websites have experienced fluctuations in search result rankings and we anticipate similar fluctuations in the future. In addition, Internet search engines could decide that content on our clients’ websites enabled by our solutions, including online word of mouth, is unacceptable or violates their corporate policies. Any reduction in the number of users directed to our clients’ websites could negatively affect our ability to earn revenue through our SEO solution.

Our long-term success depends, in part, on our ability to maintain and expand our operations outside of the United States and, as a result, our business is susceptible to risks associated with international operations.

As our operations have expanded, we have established and currently maintain offices in the United States, the United Kingdom, France, Germany, the Netherlands, Sweden, Singapore and Australia. We have limited experience in operating in foreign jurisdictions and are making significant investments to build our international operations. Managing a global organization is difficult, time-consuming and expensive, and any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to risks, including the following:

•	the cost and resources required to localize our solutions;

•	competition with companies that understand the local market better than we do or who have pre-existing relationships with potential clients in those markets;

•	legal uncertainty regarding the application of unique local laws to social commerce solutions or a lack of clear precedent of applicable law;

•	lack of familiarity with and the burden of complying with a wide variety of other foreign laws, legal standards and foreign regulatory requirements, which are subject to unexpected changes;

•	difficulties in managing and staffing key leadership positions in international operations;

•	fluctuations in currency exchange rates;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

•	developing and maintaining the appropriate tax structure;

•	increased financial accounting and reporting burdens and complexities and difficulties in implementing and maintaining adequate internal controls;

•	political, social and economic instability, terrorist attacks and security concerns in general;

•	reduced or varied protection for intellectual property rights in some countries; and

•	higher telecommunications and Internet service provider costs.

Operating in international markets also requires significant management attention and financial resources. The investment and additional resources required to establish operations and manage growth in other countries may not produce desired levels of revenue or profitability.

We are exposed to fluctuations in currency exchange rates.

We face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. A decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue when translated into U.S. dollars. Conversely, if the U.S. dollar strengthens relative to foreign currencies, our revenue would be adversely affected. Our operating results could be negatively impacted depending on the amount of expense denominated in foreign currencies. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when translated, may differ materially from expectations. In addition, our revenue and operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. We currently enter into forward exchange contracts and as we continue to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

If our security measures are breached or unauthorized access to consumer data is otherwise obtained, our solutions may be perceived as not being secure, clients may curtail or stop using our solutions, and we may incur significant liabilities.

Our operations involve the storage and transmission of confidential information, and security breaches could expose us to a risk of loss of this information, litigation, indemnity obligations to our clients and other liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and someone obtains unauthorized access to client and consumer data, including personally identifiable information regarding consumers, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Even in cases where commercially reasonable security measures are in place, employee errors or intentional acts may be able to circumvent protections meant to secure consumer data from external threats. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose potential sales and existing clients.

We may be subject to claims that we violated intellectual property rights of others, which are extremely costly to defend and could require us to pay significant damages and limit our ability to operate.

Companies in the Internet and technology industries, and other patent, copyright and trademark holders, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on claims of infringement or other violations of intellectual property rights. We have received in the past, and expect to receive in the future, notices that claim we or our clients using our solutions have misappropriated or misused other parties’ intellectual property rights. There may be intellectual property rights held by others, including issued or pending patents, copyrights and trademarks, that cover significant aspects of our technologies, content, branding or business methods. Any intellectual property claim against us or against our clients requiring us to indemnify our clients, regardless of merit, could be time-consuming and expensive to settle or litigate and could divert our management’s attention and other resources. These claims could subject us to significant liability for damages and could result in our having to stop using technology, content, branding or business methods found to be in violation of another party’s rights. In addition, some of our commercial agreements require us to indemnify the other party for third-party intellectual property infringement claims, which could increase the cost to us of an adverse ruling in such an action. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, content, branding or business methods, which could require significant effort and expense and make us less competitive. If we cannot license or develop technology, content, branding or business methods for any allegedly infringing aspect of our business, we may be unable to compete effectively. Any of these results could harm our operating results.

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

As of January 31, 2015, we had seven issued U.S. patents and 24 pending U.S. non-provisional patent applications. We cannot be certain that any additional patents will be issued with respect to our patent applications. Any current or future patents issued to us may be challenged, invalidated or circumvented, may not provide sufficiently broad protection or may not prove to be enforceable inactions against alleged infringers. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

We face potential liability and expenses for legal claims based on online word of mouth and other third-party content that is enabled and delivered by our solutions and services. If we are required to pay damages or expenses in connection with these legal claims, our operating results and business may be harmed.

Our solutions enable our clients to collect and display user-generated content, in the form of online word of mouth, on their websites and other third-party websites. We are also involved in the syndication and moderation of such content and the delivery of other forms of third-party content in connection with our media services. Consequently, in connection with the operation of our business, we face potential liability based on a variety of theories, including fraud, defamation, negligence, copyright or trademark infringement or other legal theories based on syndication or moderation of this information and under various laws, including the Lanham Act and the Copyright Act. In addition, it is also possible that consumers could make claims against us for losses incurred in reliance upon information enabled by our solutions, syndicated, moderated or delivered by us or displayed on our clients’ websites or social networks. These claims, whether brought in the United States or abroad, could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merit of these claims. If we become subject to these or similar types of claims and are not successful in our defense, we may be forced to pay substantial damages. There is no guarantee that we will avoid future liability and potential expenses for legal claims based on the content of the materials that our solutions and services enable. Should the content enabled by our solutions and services give rise to claims against us, we could be subject to substantial liability, which could have a negative impact on our business, revenue and financial condition.

Undetected errors or defects in our solutions could result in the loss of revenue, delayed market acceptance of our products or services or claims against us.

Our solutions are complex and frequently upgraded and may contain undetected errors, defects, failures or viruses, especially when first introduced or when new versions or enhancements are released. Our solutions and services may also be vulnerable to fraudulent acts by third-parties, including the posting of inauthentic reviews and click-through fraud, which occurs when an individual clicks on an ad displayed on a website or an automated system is used to create such clicks with the intent of generating the revenue share payment to the publisher rather than to view the underlying content. Despite testing, our solutions, or third-party products that we incorporate into our solutions, each may contain undetected errors, defects, viruses or vulnerabilities that could, among other things:

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

We have been in the past, and in the future may be, subject to legal actions in the ordinary course of our operations, both domestically and internationally. See Note 11, Commitments and Contingencies, to the Note to Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for further description of these claim. There can be no assurances as to the favorable outcome of any litigation. An unfavorable outcome in any litigation matter against us could result in additional litigation. In addition it can be costly to defend litigation and these costs could negatively impact our financial results.

We face risks associated with our acquired companies that may adversely impact our operating results.

In November 2012, we acquired Longboard Media, a full service media network for retailers, shopping publishers and advertisers based in San Francisco, California. In April 2014, we acquired FeedMagnet, a social media curation company that enables brands to collect, curate and display consumer-generated images, video and social content on their websites. We may not successfully evaluate, utilize or integrate the acquired products, technologies or personnel, or accurately forecast the financial impact of the acquisitions, including accounting charges or the impact on our existing business. The acquisitions of Longboard Media and FeedMagnet have provided us with new lines of business and/or products that may result in unforeseen operating difficulties and expenditures. External factors, such as competition from companies with greater resources and experience and our clients’ willingness to purchase new and different services from us, may also limit our ability to make further investment in our business in order to take full advantage of these product opportunities available to us. Accordingly, we may not realize the potential benefits of the acquisitions.

Our divestiture of the PowerReviews business could have an adverse effect on our business.

After the completion of our acquisition of PowerReviews, the DOJ filed a complaint against us with the U.S. District Court for the Northern District of California, San Francisco Division (the “Court”) alleging that our acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18, and seeking the divestiture of assets sufficient to create a competing business that can replace the competitive significance of PowerReviews in the marketplace. After the Court ruled on January 8, 2014 that our acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18, on April 24, 2014, we entered into a Joint Stipulation with the DOJ to resolve the DOJ’s claims in the antitrust action and, together with the DOJ, we submitted the Order to the Court. Under the terms of the Joint Stipulation and the Order, we were required to divest all of the assets of the PowerReviews business. On June 4, 2014, we entered into a definitive agreement to divest PowerReviews, LLC, the successor to PowerReviews, to Wavetable Labs, LLC (“Wavetable”) for $30.0 million in cash, $4.5 million of which is to be held in escrow as partial security for the Company’s indemnification obligations under the definitive agreement. The terms of this transaction were approved by the DOJ on June 26, 2014, and the transaction was completed on July 2, 2014. Wavetable subsequently changed its name to PowerReviews. As a result of this divestiture, we expect to experience in the short term a decrease in our SaaS revenues and a negative impact on our adjusted EBITDA, our progress towards profitability and our progress towards positive operating cash flows. In addition, competition in the social commerce solutions market has become more intense as a result of this divestiture. We have ongoing obligations arising as a result of the terms of the Joint Stipulation with the DOJ, the Order and the divestiture agreement with PowerReviews. If we fail to comply with these obligations, our business could be adversely affected.

If we undertake business combinations and acquisitions, they may be difficult to integrate, disrupt our business, dilute stockholder value or divert management’s attention.

We may in the future support our growth through additional acquisitions of, or investments in, additional complementary businesses, services or technologies. Future acquisitions involve risks, such as:

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

As a result of these risks, we may not be able to achieve the expected benefits of any acquisition. If we are unsuccessful in completing or integrating acquisitions, we may be required to reevaluate our growth strategy and we may incur substantial expenses and devote significant management time and resources in seeking to complete and integrate the acquisitions.

Future business combinations could involve the acquisition of significant intangible assets. We may need to record write-downs from future impairments of identified intangible assets and goodwill. These accounting charges would reduce any future reported earnings or increase a reported loss. In addition, we could use substantial portions of our available cash to pay the purchase price for acquisitions. Subject to the provisions of our existing indebtedness, it is possible that we could incur additional debt or issue additional equity securities as consideration for these acquisitions, which could cause our stockholders to suffer significant dilution.

Our business depends on retaining and attracting qualified management and operating personnel.

Our success depends in large part on our ability to retain and attract high-quality management and operating personnel. We do not maintain key person life insurance policies on any of our employees. We may not be able to offset the impact on our business of the loss of the services of one or more of our executive officers or key employees. Our business also requires skilled technical and sales personnel, who are in high demand and are often subject to competing offers. As we expand into new vertical and geographic markets, we will require personnel with expertise in these new areas. Competition for qualified employees is intense in our industry and particularly in Austin, Texas, where most of our employees are based. We continue to experience increased employee turnover since our initial public offering and have incurred additional expenses as a result. An inability to retain, attract, relocate and motivate additional highly skilled employees required for the operation and planned expansion of our business could harm our operating results and impair our ability to grow. To retain and attract key personnel, we use various measures, including an equity incentive program and incentive bonuses for executive officers and other key employees. These measures may not be sufficient to retain and attract the personnel we require to operate our business effectively. A significant portion of the stock options held by our employees have exercise prices that are higher than the current market price for our common stock. As a result, such stock options may no longer provide additional incentive for our employees to remain employed by us and we may be required to issue additional equity grants to retain key employees. In addition, in making employment decisions, particularly in the software industry, job candidates often consider the value of the stock options they are to receive in connection with their employment. Significant volatility in the price of our stock may, therefore, adversely affect our ability to retain and attract key employees.

Our growth could strain our personnel, technology and infrastructure resources, and if we are unable to effectively manage our growth, our operating results may suffer.

Since our inception, we have experienced growth, which has increased the complexity of our operations. As our operations have expanded, we have grown from 640 full-time employees at April 30, 2012 to 825 full-time employees at January 31, 2015. We have increased the size of our client base from 782 active clients at April 30, 2012 to 1,315 active clients at January 31, 2015. The rapid growth and increasing complexity have demanded, and will continue to demand, substantial resources and attention from our management, most of whom have limited experience in managing a business of our size and complexity. We expect to continue to hire more employees in the future as we grow our business. To manage the expected growth of our operations and personnel and to support financial reporting requirements as a public company, we will need to continue to improve our operational, financial, technology and management controls and our reporting systems and procedures. Further, to accommodate our expected growth we must continually improve and maintain our technology, systems and network infrastructure. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Our inability to expand our personnel and operations in an efficient manner could result in difficulty in acquiring new clients or retaining existing clients, declines in quality or client satisfaction, increases in expenses relative to our revenue and challenges in developing and introducing new solutions, any of which could adversely affect our operating results.

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

Our sales force upgrade and expansion may not have the desired effect of expanding our business and generating anticipated revenue. If the growth of our sales and marketing team does not achieve the results we anticipated, then we may be forced to make changes to the organization. Should such changes be required, there can be no assurance that revenue and our ability to grow revenue would not be adversely affected.

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

Our revenue may be adversely affected if we are required to charge sales or other taxes in additional jurisdictions for our solutions.

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

As of January 31, 2015, we had federal net operating loss carry-forwards of $209.4 million due to prior period losses, which expire beginning in 2027. We also have federal research tax credit carry-forwards of approximately $4.8 million that will begin to expire in 2027. As of January 31, 2015, we had state net operating loss carry-forwards of $102.0 million, which will begin expiring in 2016 if not utilized, and research and development credits of $1.7 million, of which a portion will begin expiring in 2034 and a portion will not expire. Realization of these net operating loss and research tax credit carry-forwards depends on many factors, including our future income. There is a risk that due to regulatory changes or unforeseen reasons our existing carry-forwards could expire or otherwise be unavailable to offset future income tax liabilities, which would adversely affect our operating results. In addition, under Section 382/383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards or other pre-change tax attributes to offset U.S. federal and state taxable income may be subject to limitations.

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

On November 21, 2014, we entered into a secured revolving credit facility of up to $70.0 million (the “Credit Facility”), with a sublimit of $3.0 million for the incurrence of swingline loans and a sublimit of $15.0 million for the issuance of letters of credit pursuant to an Amended and Restated Credit Facility dated as of November 21, 2014, among us, the financial institutions from time to time party thereto and Comerica Bank, as administrative agent, sole lead arranger and sole bookrunner. Advances made under the Credit Facility may be used for general corporate purposes and working capital purposes. Amounts repaid under the Credit Facility may be reborrowed. The Credit Facility matures on November 21, 2017 and is payable in full upon maturity. If we cannot obtain the funds to repay this loan or otherwise refinance it on terms favorable to us, or at all, our liquidity and general financial condition could be adversely effected. Any borrowings, letters of credit and credit card services pursuant to our loan agreement are secured by substantially all of our assets, including our intellectual property. Our loan agreement limits, among other things, our ability to:

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

Our loan agreement also contains numerous affirmative covenants, including covenants regarding compliance with applicable laws and regulations, reporting, payment of taxes and other obligations, maintenance of insurance coverage, maintenance of bank and investment accounts with the financial institution and its affiliates, registration of intellectual property rights, and certain third-party consents and waivers. The operating and other restrictions and covenants in our loan agreement, and in any future financing arrangements that we may enter into, may restrict our ability to finance our operations, engage in certain business activities, expand or fully pursue our business strategies, or otherwise limit our discretion to manage our business. Our ability to comply with these restrictions and covenants may be affected by events beyond our control, and we may not be able to meet those restrictions and covenants.

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

The price of our common stock could decline if there are substantial sales of our common stock in the public stock market. We had an aggregate of 79,486,146 outstanding shares of common stock as of March 2, 2015. Shares beneficially owned by our affiliates and certain employees are subject to volume and other restrictions under Rules 144 or 701 of the Securities Act, as well as our insider trading policy and any applicable 10b5-1 trading plan. Certain of our employees, including many of our executive officers, have entered into 10b5-1 trading plans providing for sales of shares of our common stock from time to time.

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

Changes in accounting standards, the interpretation of accounting standards by applicable regulatory bodies, or the accounting principles governing our financial reporting could result in unexpected, and potentially adverse, impacts on our revenue, operating results and financial position.

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) adopted by the Securities and Exchange Commission (“SEC”) for financial reporting in the United States. GAAP is subject to change by new and updated accounting pronouncements made by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, or other standard setting organizations recognized by the SEC. In addition, the SEC may change its interpretation of existing accounting standards, issue new rules and regulations or change the accounting principles required or accepted for financial reporting in the United States. Any of these changes could have a significant impact on our previously reported financial statements, our revenue, operating results, and financial position this period, or in the future, and the comparability and consistency of our financial results with other periods.

The requirements of being a public company may strain our resources and divert management’s attention.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NASDAQ Stock Market LLC and other applicable securities and rules and regulations. We have incurred and will continue to incur significant legal, accounting and other expenses from operating as a public company. The Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010, as well as rules subsequently implemented by the SEC and The NASDAQ Stock Market LLC impose various requirements on public companies, including establishing effective internal controls and certain corporate governance practices. Our management and other personnel have begun to devote a substantial amount of time to these compliance initiatives, and additional laws and regulations may divert further management resources.

As a public company, we are also required, under Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be prevented or detected on a timely basis. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) April 30, 2017; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act.

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

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. Greater expenditures may be necessary in the future with the advent of new laws, regulations and stock exchange listing requirements pertaining to public companies, particularly after we are no longer an emerging growth company. Moreover, if we are not able to comply with the requirements of new compliance initiatives in a timely manner, the market price of our stock could decline, and we could be subject to investigations and other actions by the SEC, The NASDAQ Stock Market LLC or other regulatory authorities, which would require additional financial and management resources. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to “emerging growth companies” could make our common stock less attractive to investors. Additionally, if we cease to be an emerging growth company prior to April 30, 2017, we may not be able to meet all the regulatory requirements applicable to non-emerging growth companies.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) April 30, 2017; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We will be deemed a large accelerated filer on the last day of the fiscal year for which the market value of our common equity held by non-affiliates exceeds $700 million, measured on October 31. As of October 31, 2014, we did not meet this threshold. We cannot predict if investors will find our common stock less attractive to the extent we rely on the exemptions available to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. Further, if we become a large accelerated filer prior to April 30, 2017, we may not be able to satisfy all the regulatory requirements.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. However, we have chosen to opt out of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

BAZAARVOICE, INC.

Dated: March 6, 2015	/s/ James R. Offerdahl
James R. Offerdahl
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	S-1	333-176506	3.1	August 26, 2011

3.2	Amended and Restated Bylaws, as currently in effect	S-1	333-176506	3.2	August 26, 2011

10.1	Amended and Restated Credit Agreement, dated as of November 21, 2014, by and among the Company, the financial institutions from time to time party thereto and Comerica Bank as administrative agent, sole lead arranger and sole bookrunner	8-K	001-35433	10.1	November 24, 2014

10.2	Amended and Restated Security Agreement, dated as of November 21, 2014, by and between the Company and Comerica Bank, as administrative agent	8-K	001-35433	10.2	November 24, 2014

10.3*	UK Sub-Plan to the 2012 Equity Incentive Plan

10.4*	UK Sub-Plan to the 2012 Equity Incentive Plan Form of Stock Option Award Agreement

10.5*	UK Sub-Plan to the 2012 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement

10.6*	2012 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (Netherlands)

10.7*	2012 Equity Incentive Plan Form of Stock Option Award Agreement (Netherlands)

10.8*	2012 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (Germany)

10.9*	2012 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (France)

10.10*	2012 Equity Incentive Plan Form of Stock Option Award Agreement for French Beneficiaries

10.11*	French Sub-Plan to the 2012 Equity Incentive Plan

10.12*	French Sub-Plan to the 2012 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement

10.13*	2012 Equity Incentive Plan Form of Stock Option Award Agreement (Australia)

10.14*	2012 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (Australia)

10.15*	2012 Employee Stock Purchase Plan Form of Subscription Agreement for Non-U.S. Participants

10.16*	2012 Employee Stock Purchase Plan Form of Subscription Agreement (Australia)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.