Form 10-K
period 2015-04-30
Bazaarvoice Inc
filed 2015-06-25
CIK 1330421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was October 31, 2014, the aggregate market value of its shares (based on a closing price of $7.45 per share) held by non-affiliates was approximately $448 million. Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that controls, is controlled by, or is under common control of the Registrant were excluded in that such entities or persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 17, 2015, 80,230,018 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:

Certain portions, as expressly described in this Annual Report on Form 10-K, of the registrant’s Proxy Statement for the 2015 Annual Meeting of the Stockholders, to be filed within 120 days of April 30, 2015, are incorporated by reference into Part III, Items 10-14.

Special Note Regarding Forward Looking Statements

Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions, although not all forward-looking statements contain these words. Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to develop and launch new products;

•	our ability to retain clients and satisfy their obligations and needs and upsell to existing clients;

•	our ability to maintain pricing for our products and services;

•	our ability to attract new clients and launch without delays;

•	our ability to increase adoption of our platforms by our clients’ internal and external users;

•	our ability to protect our users’ information and adequately address security and privacy concerns;

•	our ability to maintain an adequate rate of growth;

•	our ability to effectively execute and adapt our business model in a dynamic market;

•	our future expenses;

•	our ability to expand our network;

•	our ability to integrate clients, employees and operations of acquired companies into our business;

•	our ability to earn revenue based on ads that are served on our network;

•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;

•	our plan to continue investing in long-term growth and research and development, enhancing our platforms and pursuing strategic acquisitions of complementary businesses and technologies to drive future growth;

•	our ability to increase engagement of our solutions by our clients, partners and professional organizations and launch those solutions without delay;

•	our anticipated trends of our operating metrics and financial and operating results;

•	the effects of increased competition and commoditization of products we offer, including pricing pressure, reduced profitability or loss of market share;

•	our ability to effectively manage our growth and control expenses as we see to achieve profitability;

•	our ability to successfully enter new markets and manage our international expansion;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	the attraction and retention of qualified employees and key personnel;

•	our expectations regarding the outcome of litigation proceedings; and

•	other risk factors included under “Risk Factors” in this Annual Report on Form 10-K.

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

Overview

We power a network that connects brands and retailers to the authentic voices of people where they shop. Bazaarvoice was founded on the premise that the collective voice of the marketplace is the most powerful marketing tool in the world because of its influence on purchasing decisions, both online and offline. Our technology platform collects, curates, and displays consumer-generated content including ratings and reviews, questions and answers, customer stories, and social posts, photos, and videos. This content is amplified across marketing channels, including category/product pages, search, brand sites, mobile applications, in-store displays, and paid and earned media, where it helps clients generate more revenue, market share, and brand affinity. We also help clients leverage insights derived from consumer-generated content to improve marketing effectiveness, increase success of new product launches, improve existing products and services, effectively scale customer support, decrease product returns, reach consumers when actively shopping via highly targeted audience marketing, and enable retailers to launch and manage on-site advertising solutions and site monetization strategies.

Word of mouth influences consumers’ decisions to purchase products and services. Consumers often trust and rely on what other consumers say about a brand, product, or service, particularly if they consider the content to be authentic and credible. Consumer interaction through the social web has significantly increased the volume and availability of online consumer-generated content about products and services, which is proven to have a significant and growing influence on both online and offline commerce. The rapid adoption of Internet-enabled mobile devices is further amplifying the impact of online consumer-generated content by making this content even easier, more convenient, and faster to generate and access. As a result, there has been a paradigm shift in marketing in response to this “connected economy” in which shared, collaborative relationships are networked between businesses, clients, and other influencers. Traditional methods are being disrupted and businesses are now seeking solutions that embrace online consumer-generated content to more effectively engage, influence, and tap into the collective power of consumers, who we believe are no longer seen as mere “buyers” but innovators, trendsetters, and advocates.

Our solutions, which are primarily provided via a Software as a Service (“SaaS”) platform, enable clients to:

•	capture and display consumer-generated content, such as online ratings and reviews, about specific products and services;

•	channel consumer-generated content into all the places where it will influence a purchase both within and outside our network; and

•	use business insights so they can act on what consumers want.

Our business model focuses on maximizing the lifetime value of a client relationship. We make significant investments in acquiring new clients and believe that we will be able to achieve a favorable return on these investments by growing our relationships over time and ensuring that we have a high level of client retention.

On June 12, 2012, we acquired PowerReviews, Inc. (“PowerReviews”), a provider of social commerce solutions, for a total cash and stock purchase price of $150.8 million. On January 8, 2014, the U.S. District Court for the Northern District of California, San Francisco Division (the “Court”) ruled, in connection with a complaint filed by the U.S. Department of Justice (the “DOJ”), that our acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18. On April 24, 2014, we entered into a Joint Stipulation with the DOJ to resolve the DOJ’s claims in the antitrust action and, together with the DOJ, we submitted a proposed order to the Court (the “Order”). Under the terms of the Joint Stipulation and the Order, on June 4, 2014, we entered into a definitive agreement to divest all of the assets of PowerReviews, LLC, the successor to PowerReviews, to Wavetable Labs, LLC (“Wavetable”) for $30.0 million in cash, $4.5 million of which remains held in escrow as partial security for our indemnification obligations under the definitive agreement and is set to expire in July 2015. The terms of this transaction were approved by the DOJ on June 26, 2014, and the transaction was completed on July 2, 2014. Wavetable subsequently changed its name to PowerReviews. As a result of the foregoing, PowerReviews revenues, related expenses and loss on disposal, net of tax, are components of “loss from discontinued operations, net of tax” in the consolidated statement of operations for all periods presented. On the consolidated balance sheets, the assets and liabilities of the discontinued operations of PowerReviews have been presented as ‘Assets held for sale’ and ‘Liabilities held for sale,’ respectively, as of April 30, 2014. The statement of cash flows is reported on a combined basis without separately presenting cash flows from discontinued operations. The discussion of our results of operations is based upon the results from our continuing operations unless otherwise indicated.

We were incorporated in the State of Delaware in May 2005. Our principal executive offices are located at 3900 N. Capital of Texas Highway, Suite 300, Austin, Texas 78746-3211, and our telephone number is (512) 551-6000. Our corporate website address is www.bazaarvoice.com. We do not incorporate the information contained on, or accessible through, our website into this Annual Report on Form 10-K. We completed our initial public offering in February 2012 and our common stock is listed on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Global Select Market under the symbol “BV.” Unless the context requires otherwise, the words “Bazaarvoice,” “Company,” “we,” “us” and “our” refer to Bazaarvoice, Inc. and its wholly owned subsidiaries.

Our Platforms and Solutions

Bazaarvoice Conversations Platform

Our Conversations platform provides capabilities to capture, manage and display online consumer-generated content. Consumers interact with our solutions as they view or author consumer reviews, questions, photos, videos, long-format narratives and other forms of consumer-generated content. Content that is displayed by our Conversations platform is styled to match our clients’ brand, preserving important branding elements of our clients’ businesses.

Content collected and managed by our Conversations platform is used by our clients in a wide range of applications, including their online websites, mobile-optimized websites, mobile applications, social networks, in-store kiosks, physical in-store displays, printed flyers, email and other forms of online and offline media.

Key products and features of our Conversations platform include:

•	Ratings & Reviews. Allows our clients to capture, manage and display consumer reviews about their products and services on their websites and mobile-optimized websites.

•	Questions & Answers. Allows our clients to facilitate question and answer conversations between consumers, or between consumers and brand representatives, on their websites.

•	Syndication. Enables brands to display review content from their brand websites on retail websites within our network.

•	Product Sampling. Allows brands and retailers to build their very own branded community to engage their advocates to gain content and momentum for new products, seasonal launches or across a portfolio.

•	Seller Ratings. Provides clients the ability to solicit and collect reviews about their company. Seller ratings are based on reviews about customers’ online experiences with the client’s company. Seller Reviews are collected by us on behalf of the client via e-mail solicitation. Once submitted, the Seller Reviews are displayed on our public-facing website as well as third-party sites and can also be syndicated to the clients’ website.

•	Intelligence. Allows our clients to derive sophisticated market, consumer and product insights in a timely manner from the underlying data we collect on their behalf through our platform. Intelligence enables our clients to analyze structured and unstructured online word of mouth and to correlate this content with consumer profiles and demographic information.

•	Workbench Analytics. Provides basic analytics capabilities that allow our clients to generate reports highlighting simple ratings trends, text analysis and product and service issue identification. Workbench Analytics also allows clients to perform self-service administration.

•	Applications for Facebook. Enables consumers to read or write reviews, product questions, product answers or stories on our clients’ pages on social networking websites and easily share this content with the people they influence the most – their social network friends or followers.

•	Third-party Developer Application Programming Interface (“API”). Provides third-party developers with tools to build products or extend our platform on behalf of our clients, which enables us to expand the use of our platform by leveraging applications built by third-party developers. For example, some agencies use our developer APIs to develop applications for our clients’ brands that allow consumers to read reviews via touchscreen displays while shopping in stores or via their mobile devices while traveling.

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

Bazaarvoice Local

Helps clients gather and promote reviews of local service affiliates, drive customers to such local preferred service affiliates by improving search engine optimization capabilities and gain insight to the performance of such local service affiliates.

Bazaarvoice Curations

Bazaarvoice Curations pulls in content from across a wide variety of social platforms, including Instagram, Facebook and Twitter. Clients can then organize and display photos, videos, text and links that leverage social content throughout their site.

Bazaarvoice Media

Bazaarvoice Media sells advertising on behalf of retailers thereby helping brands and agencies market to shopper audiences. BV Media also provides capabilities that incorporate consumers’ authentic word of mouth in advertising campaigns, creating advertisements that are trusted, relevant and targeted.

•	Shopper Media. Bazaarvoice Media has partnerships with major retail digital sites (desktop & mobile) to sell on their behalf, utilizing our relationships and knowledge of the intricacies of the retail environment to best represent them to the brand marketing channels.

•	Brand Marketing Channels. Bazaarvoice sells to brand marketing departments, shopper marketing agencies and media agencies. We develop custom programs for brands to reach consumers while they are in the shopping environment. We also sell to non-retail brands, such as within the automotive and financial industries that wish to reach the engaged shopper.

•	Word of Mouth Advertisements. Provides brands with the ability to increase engagement with their advertising through the inclusion of authentic consumer sentiment. These “word of mouth” ad units can be used both on the Shopper Media network and throughout the web.

•	Mobile Advertising. Bazaarvoice’s advertising solution enables brands to reach consumers on their mobile devices.

Our Growth Strategy

The following are key elements of our growth strategy:

Grow our global client base and further penetrate industry verticals.

We believe that our platforms provide significant value for retailers and brands of all sizes. As a result, we expect to continue to add new accounts globally and expand our network. Moreover, we plan to further penetrate our current industry verticals and expand into additional verticals. We believe companies in various verticals can benefit from utilizing our platform to better understand consumers.

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

Most of our clients use only a subset of the solutions available in our platforms. We believe that we have a significant opportunity to sell other solutions, including current and planned offerings from Bazaarvoice Media, to our existing clients as well as to new clients.

Increase the volume and variety of content across our network and help clients derive greater consumer insights.

We plan to continue to aggregate an increasing volume and variety of online consumer-generated content and other relevant data across our network. In turn, we expect that consumers will have access to a greater amount of relevant online consumer-generated content to inform their purchase decisions anywhere, including in store and mobile. We plan to enhance our clients’ ability to analyze the aggregated data by introducing new analytics capabilities to help our clients derive meaningful insights from consumer data across our network. We also intend to help our clients act on these unique shopping insights with highly targeted marketing solutions in the future.

Continue to make investments to improve client satisfaction.

We plan to continue to make investments into our worldwide client services in an effort to improve the quality of our client’s experience with our solutions and thus improve client retention. We believe that our ability to retain our active clients and expand their use of our solutions over time is an indicator of the long-term value of our client relationships.

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

We may pursue selective acquisitions of complementary businesses and technologies that will enable us to acquire targeted product and technology capabilities. From time to time, we also may enter into commercial relationships with internet and social media businesses if we believe this will benefit our clients.

Our Clients

Beginning as of our fourth quarter of fiscal year 2014, we define an active client as an organization from which we are currently recognizing recurring revenue. We count organizations that are closely related as one active client, even if they have signed separate contractual agreements. We believe that our ability to increase our active client base is a leading indicator of our ability to grow revenue.

Due to the presentation of the PowerReviews business as discontinued operations, the number of active clients we disclose are from continuing operations only. As a result, our disclosure of active clients could include a common client for which we recognized recurring revenue who has organizations that have separate contractual agreements.

All periods prior to the fourth quarter of fiscal 2014 have been revised to conform to this definition of an active client from continuing operations.

As of April 30, 2015, we served 1,353 active clients from continuing operations, including clients in the retail, consumer products, travel and leisure, technology, telecommunications, financial services, healthcare and automotive industries. No single client represented more than 10.0% of our revenue for the year ended April 30, 2015.

We define a network client as an organization that does not have recurring revenue. We count organizations that are closely related as one network client, even if they have signed separate contractual agreements. We believe that our network client base in combination with our active client base is an indicator of the reach of our network. As of April 30, 2015, the number of network clients was over 3,800.

Sales and Marketing

We sell our solutions through our direct sales team located globally in the markets we serve. Our sales cycle can vary substantially from client to client but typically requires three to 12 months. In addition to focusing on new client sales, our sales directors are also focused on selling additional solutions to our existing clients.

Our marketing efforts are intended to build the corporate brand, support lead generation, provide sales support, and penetrate new markets. Our marketing efforts include:

•	participation in, and sponsorship of, user conferences, trade shows, and industry events;

•	online marketing activities, including social advertising, search engine marketing, search engine optimization, webinars, email campaigns, our company website, and our Bazaarvoice Blog;

•	corporate communications activities including proactive and reactive media relations, analyst relations, social media, executive speaking engagements, customer reference program, and awards;

•	informational resources development to educate prospective clients on the evolving nature of marketing and business, including white papers, client case studies, and in-person demonstrations;

•	sales resources development; and

•	industry partnership and business development programs.

We also host an annual Bazaarvoice Summit for current and prospective clients, along with social strategists, to share insights into the industry and results from social initiatives. The event features a variety of speakers, including Bazaarvoice executives, clients, and industry thought leaders. The Bazaarvoice Summit also features training, solutions demonstrations, and best practice sharing with the goal to expand Bazaarvoice’s presence within existing accounts and sign new clients. In addition, we host a number of regional user groups.

Worldwide Client Services

Our Worldwide Client Services team is responsible for managing all client activity after clients purchase our solutions. With locations in the markets we serve, our team is divided into four broad functions:

•	Client Onboarding – strategic consultants, implementation project managers, implementation engineers and user interface designers responsible for the solution design, implementation, and launch of Bazaarvoice solutions on clients’ websites;

•	Client Success – a team of client success professionals who provide consulting, account management, and support for program best practices and strategic success plans to drive tangible business results in a scalable manner. The Client Success team leads the renewals of our clients’ agreements with us;

•	Client Support – consists of support professionals who provide generalized client support for a variety of issues as well as the more traditional technical support services to diagnose and correct technical issues, deliver new production releases and respond to configuration change requests for our clients; and

•	User Generated Content Services – content moderators who review and moderate user generated review content across multiple languages and authenticity analysts who use internet forensics techniques to detect fraudulent reviews and validate authentic reviews.

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

We believe that continued investment in research and development is critical to the future success of our business. Historically, we have made substantial investments in research and development, and we plan to continue doing so in order to further differentiate ourselves from our competitors. In addition, we augment our full-time research and development staff with offshore third-party contractors located in Ukraine and India. Our research and development expenses were $37.7 million, $37.6 million and $32.2 million in fiscal years 2015, 2014 and 2013, respectively.

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

We have several direct and indirect competitors across the regions we serve that provide third-party social commerce solutions, including but not limited to companies such as PowerReviews (formerly named Wavetable), Olapic, Pluck, Reevoo, eKomi, Yotpo, Rating System and Gigya. As a result of our divestiture of the PowerReviews business and the court-ordered terms associated with that divestiture, our competition with PowerReviews has increased. Additionally, we face potential competition from participants in adjacent markets that may enter our markets by leveraging related technologies and partnering with other companies.

We may also face competition from companies entering our market, including large Internet companies like Amazon, Google and Facebook, which could expand their platforms or acquire one or more of our competitors. While these companies do not currently focus on our market, they have significantly greater financial resources and, in the case of Amazon and Google, a longer operating history. They may be able to devote greater resources to the development and improvement of their services than we can and, as a result, they may be able to respond more quickly to technological changes and clients’ changing needs. Because our market is changing rapidly, it is possible that new entrants, especially those with substantial resources, more efficient operating models, more rapid product development cycles or lower marketing costs, could introduce new solutions that disrupt the manner in which businesses use online consumer-generated content and engage with consumers online to address the needs of our clients and potential clients. Our business and operating results could be harmed if any such disruption occurs.

We cannot be certain that these competitors, both current and potential, will not offer or develop services that are considered superior to ours or that services other than ours will attain greater market acceptance.

Our Culture

We consider our people and our culture to be a key differentiator for Bazaarvoice. As such, we invest in our people to drive high performance throughout the organization. We focus on communicating to build engagement and alignment around our strategy; creating a unique and competitive culture; attracting and hiring top talent; developing key capabilities around sales, services, R&D and leadership; and rewarding and recognizing high performance.

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

Maintaining the integrity and security of our technology infrastructure is critical to our ability to provide online consumer-generated content, and we have a dedicated security team that promotes industry best practices and drives compliance with data security standards. We use encryption technologies and certificates for secure transmission of personal information between consumers and our solutions.

Our technology infrastructure has the ability to handle sudden bursts of activity for users over a short period of time with high levels of performance and reliability. We operate at a scale that routinely delivers more than 600 million content impressions per day with peak activity of over 2 billion impressions per day.

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

Intellectual Property

Our intellectual property includes our patent applications, registered and unregistered trademarks and registered domain names. We believe that our intellectual property is an essential asset of our business and that our technology infrastructure currently gives us a competitive advantage. We rely on a combination of trademark, copyright and trade secret laws in the United States and the European Union, as well as contractual provisions, to protect our proprietary technology and assets. We currently have trademarks registered in the United States for our name and certain of the words and phrases that we use in our business. We also rely on copyright laws to protect software relating to our websites and our proprietary technologies, although we have not yet registered for copyright protection. We have registered numerous Internet domain names related to our business in order to protect our proprietary interests. As of April 30, 2015, we had seven issued U.S. patents and 23 pending U.S. non-provisional patent applications. We also enter into confidentiality agreements with our employees and consultants and seek to control access to and distribution of our proprietary information in a commercially prudent manner.

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

Employees

As of April 30, 2015, we had 826 full-time employees. We consider our current relationship with our employees to be good. None of our employees are represented by a labor union or is a party to a collective bargaining agreement.

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

From time to time, we may release earnings guidance or other forward-looking statements in our earnings releases, earnings conference calls or otherwise regarding our future performance that represent our management’s estimates as of the date of release. If given, this guidance will be based on forecasts prepared by our management. The principal reason that we may release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. Guidance is necessarily speculative in nature. The speculative nature of any guidance is further exacerbated by the rapidly evolving nature and uncertain size of the market for social commerce solutions, as well as the unpredictability of our ability to effectively launch new products, the market for advertising, and future general economic and financial conditions. As a result, some or all of the assumptions of any future guidance that we furnish may not materialize or may vary significantly from actual future results. Any failure to meet guidance or analysts’ expectations could have a material adverse effect on the trading price or volume of our stock.

We have a history of losses and we may not achieve or sustain profitability in the future.

We have incurred significant losses in each fiscal period since our inception in 2005. We experienced net losses of $33.2 million and $52.8 million from continuing operations during fiscal years 2015 and 2014, respectively. As of April 30, 2015, we had an accumulated deficit of $226.5 million which also includes losses from discontinued operations. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire clients. Expenses associated with the integration of the clients, employees and operations of acquired companies into our business could further delay our profitability. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest to grow our business and acquire clients, develop our platforms and develop new products and solutions. These efforts may prove more expensive and more difficult than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new products and solutions could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our client base, we could also incur increased losses because costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. Additionally, we currently sell our products on a fixed price basis. However, many of the third-party costs associated with providing our products are subject to variable pricing. We cannot be certain that we will be able to attain or increase profitability on a client-by-client basis or on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

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

Our active client retention rates may decline in the future due to a variety of factors, including:

•	the availability, price, performance and functionality of our solutions and competing products and services;

•	our ability to demonstrate to clients the value of our solutions, particularly if we are unable to introduce planned solutions innovation;

•	poor performance or discontinuation of our clients’ brands;

•	changes in our clients’ marketing or advertising strategies which can be cyclical, reflecting overall economic conditions as well as budgeting and discretionary buying patterns;

•	our ability to provide quality customer service;

•	changes in key personnel at our clients;

•	reductions in our clients’ spending levels;

•	consolidation in our client base;

•	the development by our clients of internal solutions for their social commerce needs; and

•	the effects of economic downturns and global economic conditions.

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

Ratings & Reviews was our first social commerce solution and still remains one of the core elements of our technology platform. Other solutions we have developed or acquired include Questions & Answers, Syndication, Product Sampling, Connections, Analytics, BV Local, Curations, and Media. Our future financial performance and revenue growth depend upon the successful development, implementation and client acceptance of new products, including products that allow us to utilize the data that we and our clients collect and manage through the use of our products, and the improvement and enhancement of our existing products. We continually seek to develop enhancements to our existing products, as well as new offerings to supplement our existing products. As a result, we are subject to the risks inherent in the development and integration of new products, including defects or undetected errors in our products or in the operation of our products, difficulties in installing or integrating our products on platforms used by our clients or other unanticipated performance, stability and compatibility problems. Any of these problems could result in material delays in the introduction or acceptance of our solutions, increased costs, decreased client satisfaction, breach of contract claims, harm to our industry reputation and reduced or delayed revenues. If we are unable to deliver new products or upgrades or other enhancements to our existing products on a timely and cost-effective basis, it could have a material adverse effect on our business, financial condition and results of operations.

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

If we are not able to successfully leverage data we and our clients collect and manage through our solutions and services, we may not be able to grow our revenue. Additionally, if we are not able to obtain the rights to utilize the data, or the costs to obtain such data are high, our results of operations could be adversely affected.

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

We have several direct and indirect competitors across the regions we serve that provide third-party social commerce solutions, including but not limited to companies such as PowerReviews (formerly named Wavetable), Olapic, Pluck, Reevoo, eKomi, Yotpo, Rating System and Gigya. As a result of our divestiture of the PowerReviews business and the court-ordered terms associated with that divestiture, our competition with PowerReviews has increased. Additionally, we face potential competition from participants in adjacent markets that may enter our markets by leveraging related technologies and partnering with other companies.

We also compete with traditional marketing and advertising programs used by businesses that remain hesitant to embrace social commerce solutions. Additionally, some businesses have developed, or may develop in the future, social commerce solutions internally.

We may also face competition from companies entering our market, including large Internet companies like Amazon, Google and Facebook, which could expand their platforms or acquire one or more of our competitors. While these companies do not currently focus on our market, they have significantly greater financial resources and, in the case of Amazon and Google, a longer operating history. They may be able to devote greater resources to the development and improvement of their services than we can and, as a result, they may be able to respond more quickly to technological changes and clients’ changing needs. Because our market is changing rapidly, it is possible that new entrants, especially those with substantial resources, more efficient operating models, more rapid product development cycles or lower marketing costs, could introduce new solutions that disrupt the manner in which businesses use online consumer-generated content and engage with consumers online to address the needs of our clients and potential clients. Our business and operating results could be harmed if any such disruption occurs.

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

As of April 30, 2015, we had seven issued U.S. patents and 23 pending U.S. non-provisional patent applications. We cannot be certain that any additional patents will be issued with respect to our patent applications. Any current or future patents issued to us may be challenged, invalidated or circumvented, may not provide sufficiently broad protection or may not prove to be enforceable inactions against alleged infringers. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

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

We have been in the past, and in the future may be, subject to legal actions in the ordinary course of our operations, both domestically and internationally. See Note 15, Commitments and Contingencies, to the Notes to Audited Consolidated Financial Statements of this Annual Report on Form 10-K for further description of these claim. There can be no assurances as to the favorable outcome of any litigation. An unfavorable outcome in any litigation matter against us could result in additional litigation. In addition it can be costly to defend litigation and these costs could negatively impact our financial results.

Our divestiture of the PowerReviews business could have an adverse effect on our business.

After the completion of our acquisition of PowerReviews, the DOJ filed a complaint against us with the U.S. District Court for the Northern District of California, San Francisco Division (the “Court”) alleging that our acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18, and seeking the divestiture of assets sufficient to create a competing business that can replace the competitive significance of PowerReviews in the marketplace. After the Court ruled on January 8, 2014 that our acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18, on April 24, 2014, we entered into a Joint Stipulation with the DOJ to resolve the DOJ’s claims in the antitrust action and, together with the DOJ, we submitted the Order to the Court. Under the terms of the Joint Stipulation and the Order, we were required to divest all of the assets of the PowerReviews business. On June 4, 2014, we entered into a definitive agreement to divest PowerReviews, LLC, the successor to PowerReviews, to Wavetable Labs, LLC (“Wavetable”) for $30.0 million in cash, $4.5 million of which remains in escrow as partial security for the Company’s indemnification obligations under the definitive agreement and is set to expire in July 2015. The terms of this transaction were approved by the DOJ on June 26, 2014, and the transaction was completed on July 2, 2014. Wavetable subsequently changed its name to PowerReviews. As a result of this divestiture, we expect to experience in the short term a decrease in our SaaS revenues and a negative impact on our adjusted EBITDA, our progress towards profitability and our progress towards positive operating cash flows. In addition, competition in the social commerce solutions market has become more intense as a result of this divestiture. We have ongoing obligations arising as a result of the terms of the Joint Stipulation with the DOJ, the Order and the divestiture agreement with PowerReviews. If we fail to comply with these obligations, our business could be adversely affected.

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

Since our inception, we have experienced growth, which has increased the complexity of our operations. As our operations have expanded, we have grown from 640 full-time employees at April 30, 2012 to 826 full-time employees at April 30, 2015. We have increased the size of our client base from 782 active clients at April 30, 2012 to 1,353 active clients at April 30, 2015. The rapid growth and increasing complexity have demanded, and will continue to demand, substantial resources and attention from our management, most of whom have limited experience in managing a business of our size and complexity. We expect to continue to hire more employees in the future as we grow our business. To manage the expected growth of our operations and personnel and to support financial reporting requirements as a public company, we will need to continue to improve our operational, financial, technology and management controls and our reporting systems and procedures. Further, to accommodate our expected growth we must continually improve and maintain our technology, systems and network infrastructure. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Our inability to expand our personnel and operations in an efficient manner could result in difficulty in acquiring new clients or retaining existing clients, declines in quality or client satisfaction, increases in expenses relative to our revenue and challenges in developing and introducing new solutions, any of which could adversely affect our operating results.

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

As of April 30, 2015, we had federal net operating loss carry-forwards of $191.9 million due to prior period losses, which expire beginning in 2026. We also have federal research tax credit carry-forwards of approximately $7.7 million that will begin to expire in 2026. As of April 30, 2015, we had state net operating loss carry-forwards of $110.2 million, which will begin expiring in 2016 if not utilized, and research and development credits of $2.6 million, of which a portion will begin expiring in 2034 and a portion will not expire. Realization of these net operating loss and research tax credit carry-forwards depends on many factors, including our future income. There is a risk that due to regulatory changes or unforeseen reasons our existing carry-forwards could expire or otherwise be unavailable to offset future income tax liabilities, which would adversely affect our operating results. In addition, under Section 382/383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards or other pre-change tax attributes to offset U.S. federal and state taxable income may be subject to limitations.

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

On November 21, 2014, we entered into a secured revolving credit facility of up to $70.0 million (the “Credit Facility”), with a sublimit of $3.0 million for the incurrence of swingline loans and a sublimit of $15.0 million for the issuance of letters of credit pursuant to an Amended and Restated Credit Facility, among us, the financial institutions from time to time party thereto and Comerica Bank, as administrative agent, sole lead arranger and sole bookrunner. Advances made under the Credit Facility may be used for general corporate purposes and working capital purposes. Amounts repaid under the Credit Facility may be reborrowed. The Credit Facility matures on November 21, 2017 and is payable in full upon maturity. If we cannot obtain the funds to repay this loan or otherwise refinance it on terms favorable to us, or at all, our liquidity and general financial condition could be adversely effected. Any borrowings, letters of credit and credit card services pursuant to our loan agreement are secured by substantially all of our assets, including our intellectual property. Our loan agreement limits, among other things, our ability to:

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

The price of our common stock could decline if there are substantial sales of our common stock in the public stock market. We had an aggregate of 80,230,018 outstanding shares of common stock as of June 17, 2015. Shares beneficially owned by our affiliates and certain employees are subject to volume and other restrictions under Rules 144 or 701 of the Securities Act, as well as our insider trading policy and any applicable 10b5-1 trading plan. Certain of our employees, including many of our executive officers, have entered into 10b5-1 trading plans providing for sales of shares of our common stock from time to time.

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

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) adopted by the Securities and Exchange Commission (“SEC”) for financial reporting in the United States. GAAP is subject to change by new and updated accounting pronouncements made by the

Financial Accounting Standards Board, or other standard setting organizations recognized by the SEC. In addition, the SEC may change its interpretation of existing accounting standards, issue new or change rules and regulations for financial reporting in the United States. Any of these changes could have a significant impact on our previously reported financial statements, our revenue, operating results, and financial position this period, or in the future, and the comparability and consistency of our financial results with other periods.

The requirements of being a public company may strain our resources and divert management’s attention.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NASDAQ Stock Market LLC and other applicable securities and rules and regulations. We have incurred and will continue to incur significant legal, accounting and other expenses from operating as a public company. The Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010, as well as rules subsequently implemented by the SEC and The NASDAQ Stock Market LLC impose various requirements on public companies, including establishing effective internal controls and certain corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives, and additional laws and regulations may divert further management resources.

As a public company, we are also required, under Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment requires disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be prevented or detected on a timely basis. We are required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) April 30, 2017; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act.

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

Our principal executive offices are located in Austin, Texas, where we lease approximately 120,878 square feet of office space under leases that expire on December 31, 2015. On November 13, 2014, we entered into a lease (the “Lease”), pursuant to which we will lease approximately 137,615 square feet of office space in Austin, Texas. This will serve as our new headquarters and will be used for general office purposes. The term of the Lease commences on January 1, 2016 unless otherwise modified (“Commencement Date”) and terminates approximately ten years and six months after the Commencement Date. As of April 30, 2015, we maintained additional offices in New York, San Francisco, Chicago, United Kingdom, Australia, France, Germany, Singapore, Japan, the Netherlands and Sweden. We employ multiple data centers located in Texas, Virginia, Oregon and Ireland under hosting agreements with Rackspace U.S., Inc. d/b/a Rackspace Hosting, and Amazon Web Services. We believe our current and planned office facilities and data center space will be adequate for our needs through fiscal year 2016.

Item 3.	Legal Proceedings

For a description of our legal proceedings, see Note 15, Commitments and Contingencies, to the Notes to the Audited Consolidated Financial Statements of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price and Dividends

Our common stock was listed on the NASDAQ Global Market under the symbol “BV” from February 24, 2012 to January 31, 2013. Starting February 1, 2013, our stock has been listed on the NASDAQ Global Select Market. Prior to February 24, 2012, there was no public trading market for our common stock. As of June 17, 2015, we had 80,230,018 shares of common stock, $0.0001 par value, outstanding and 414 holders of record of such common stock. The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company.

The table below sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ for the periods indicated:

	High	Low
Year ended April 30, 2015:
Quarter ended July 31, 2014	$8.21	$5.85
Quarter ended October 31, 2014	$8.49	$6.66
Quarter ended January 31, 2015	$8.75	$7.12
Quarter ended April 30, 2015	$9.39	$5.34
Year ended April 30, 2014:
Quarter ended July 31, 2013	$10.99	$6.83
Quarter ended October 31, 2013	$11.50	$8.74
Quarter ended January 31, 2014	$9.54	$6.94
Quarter ended April 30, 2014	$8.73	$6.45

We have never declared or paid dividends on our common stock. We do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings will be used for the operation and growth of our business. Any future determination to declare cash dividends would be subject to the discretion of our board of directors and would depend upon various factors, including our results of operations, financial condition and liquidity requirements, restrictions that may be imposed by applicable law and our contracts and other factors deemed relevant by our board of directors. In addition, the terms of the credit facility currently restrict our ability to pay dividends.

Performance Graph

The following graph compares the cumulative total stockholder return from February 24, 2012, the date our common stock commenced trading on the NASDAQ, through April 30, 2015, for our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index. The NASDAQ Computer Index is a market capitalization-weighted index that includes securities of 394 NASDAQ-listed companies classified according to the Industry Classification Benchmark as Technology, excluding Telecommunications Equipment. We have assumed that dividends have been reinvested. The graph below assumes that $100 was invested on February 24, 2012, in each of our common stock, the stocks comprising the NASDAQ Composite Index and the stocks comprising the NASDAQ Computer Index.

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

The gross proceeds raised in the offering was approximately $55.8 million, resulting in net proceeds of approximately $51.9 million, after deducting underwriting discounts and commissions and other offering expenses.

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

Sale of Unregistered Securities

On March 10, 2015, we issued 50,000 unregistered shares of our common stock, which were held as treasury stock, to Bazaarvoice Foundation, a nonprofit organization, as a donation. The fair market value of these shares based on our closing stock price on March 10, 2015 was $314,000. This issuance of shares of our common stock was not registered under the Securities Act of 1933, as amended, or the Securities Act, or any state securities laws. With respect to such issuance, we relied on the exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and the rules and regulations promulgated thereunder.

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

The consolidated statements of operations data for the years ended April 30, 2015, 2014 and 2013 and the selected consolidated balance sheet data as of April 30, 2015 and 2014 are derived from our audited consolidated financial statements appearing in Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The consolidated statements of operations for the years ended April 30, 2012 and 2011 and the selected consolidated balance sheet data as of April 30, 2013, 2012 and 2011 are derived from audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected in the future, and our interim results are not necessarily indicative of the results to be expected for the full fiscal year.

	Year Ended April 30,
	2015	2014	2013	2012	2011
	(in thousands, except net loss per share data)
Consolidated Statements of Operations Data:
Revenue	$191,181	$168,145	$146,812	$106,136	$64,482
Cost of revenue (1)	69,906	52,905	47,350	37,416	25,615

Gross profit	121,275	115,240	99,462	68,720	38,867

Operating expenses:
Sales and marketing (1)	78,373	86,482	73,114	49,273	34,568
Research and development (1)	37,695	37,585	32,169	21,266	10,847
General and administrative (1)	30,507	26,370	30,990	20,896	13,156
Acquisition-related and other	4,046	16,184	10,487	—	—
Amortization of acquired intangible assets	1,237	1,135	549	—	—

Total operating expenses	151,858	167,756	147,309	91,435	58,571

Operating loss	(30,583)	(52,516)	(47,847)	(22,715)	(19,704)

Total other income (expense), net	(2,527)	(830)	(828)	(803)	208

Loss from continuing operations before income taxes	(33,110)	(53,346)	(48,675)	(23,518)	(19,496)
Income tax expense (benefit)	54	(500)	(1,172)	811	561

Net loss from continuing operations	$(33,164)	$(52,846)	$(47,503)	$(24,329)	$(20,057)
Accretion of redeemable convertible preferred stock	—	—	—	(38)	(46)

Net loss from continuing operations attributable to common stockholders	(33,164)	(52,846)	(47,503)	(24,367)	(20,103)
Loss from discontinued operations, net of tax	(1,257)	(10,320)	(16,249)	—	—

Net loss applicable to common stockholders	$(34,421)	$(63,166)	$(63,752)	$(24,367)	$(20,103)

Net loss per share applicable to common stockholders:
Continuing Operations	$(0.42)	$(0.70)	$(0.69)	$(0.92)	$(1.13)
Discontinued Operations	(0.02)	(0.14)	(0.23)	—	—

Basic and diluted loss per share:	$(0.44)	$(0.84)	$(0.92)	$(0.92)	$(1.13)

Basic and diluted weighted average number of shares outstanding	78,645	75,564	69,336	26,403	17,790

Other Financial Data:
Adjusted EBITDA from continuing operations (2)	(8,680)	(21,875)	(21,862)	(12,901)	(13,317)

(1)	Includes stock-based expense as follows:

Cost of revenue	$1,517	$1,155	$677	$1,239	$978
Sales and marketing	3,923	4,496	3,033	1,881	1,122
Research and development	2,561	2,817	2,840	1,335	731
General and administrative	4,677	5,357	4,608	3,255	1,850

(2)	We define Adjusted EBITDA from continuing operations (“Adjusted EBITDA”) as generally accepted accounting principles (“GAAP”) net loss from continuing operations adjusted for stock-based expense, contingent considerations related to acquisitions, adjusted depreciation and amortization (which excludes amortization of capitalized internal-use software development costs), integration and other costs related to acquisitions, other non-business costs and benefits, income tax expense and other (income) expense, net. Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP.

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

The following table presents a reconciliation of net loss from continuing operations, the most comparable GAAP measure, to Adjusted EBITDA from continuing operations for each of the periods indicated:

	Year Ended April 30,
	2015	2014	2013	2012	2011
	(in thousands)
GAAP net loss from continuing operations	$(33,164)	$(52,846)	$(47,503)	$(24,329)	$(20,057)
Stock-based expense	12,678	13,825	11,158	7,710	4,681
Contingent consideration related to acquisition (1)	—	(3,860)	(410)	—	—
Adjusted depreciation and amortization	5,609	4,492	3,322	2,104	1,706
Acquisition-related and other expense	4,046	16,184	10,487	—	—
Other stock-related expense (benefit) (2)	(430)	—	1,428	—	—
Income tax expense (benefit)	54	(500)	(1,172)	811	561
Total other expense (income), net	2,527	830	828	803	(208)

Adjusted EBITDA from continuing operations	$(8,680)	$(21,875)	$(21,862)	$(12,901)	$(13,317)

(1)	Contingent consideration related to acquisition includes the following:

(a) Revaluation of contingent consideration General and administrative	$—	$(3,270)	$(1,000)	$—	$—
(b) Contingent consideration included in compensation expense General and administrative	—	(295)	295	—	—
Sales and marketing	—	(295)	295	—	—

Contingent consideration related to acquisition	$—	$(3,860)	$(410)	$—	$—

Revaluation of contingent consideration is the decrease in fair value of the liability-classified contingent consideration related to the acquisition of Longboard Media, Inc. Contingent consideration included in compensation expense relates to certain Longboard Media, Inc. employees whose right to receive such compensation is forfeited if they terminate their employment prior to the required service period. The contingent consideration was payable on Longboard Media’s achievement of certain performance goals for the period from January 1, 2013 to December 31, 2013. On October 31, 2013, we determined that the probability of the attainment of the underlying performance goals was remote and the resultant payout was estimated to be zero. As a result, the fair value of the liability-classified contingent consideration and the liability accrued for contingent consideration included in compensation expense were reduced to zero. On January 31, 2014, we concluded that the underlying performance goals were not met and the payout was zero. We exclude these items from its non-GAAP financial measures in order to facilitate the comparison of post-acquisition operating results.

(2)	In fiscal year 2013, other stock-related expense represents an estimated liability of $1.4 million for taxes and related items in connection with our treatment of certain stock option grants. In fiscal year 2015, we recorded a benefit of $0.4 million due to a reduction in our estimated liability recorded in fiscal year 2013.

Since these estimated liabilities directly relate to stock option grants and as stock-based expenses are consistently excluded from our non-GAAP financial measures, we exclude these estimated liabilities.

	Year Ended April 30,
	2015	2014	2013	2012	2011
	(in thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$54,041	$31,934	$25,045	$74,367	$15,050
Short term investments	52,730	40,700	70,290	50,834	—
Total deferred revenue	62,930	56,673	52,959	45,586	32,160
Total current assets	169,280	154,294	182,139	147,551	31,095
Total current liabilities	91,336	115,989	94,010	57,400	35,901
Total assets	342,961	327,270	341,943	156,867	37,972
Total liabilities	151,578	120,808	100,594	63,269	43,589
Total non-current liabilities	60,242	4,819	6,584	5,869	7,688
Redeemable convertible preferred stock	—	—	—	—	23,633
Total stockholders’ equity (deficit)	191,383	206,462	241,349	93,598	(29,250)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We power a network that connects brands and retailers to the authentic voices of people where they shop. Bazaarvoice was founded on the premise that the collective voice of the marketplace is the most powerful marketing tool in the world because of its influence on purchasing decisions, both online and offline. Our technology platform collects, curates, and displays consumer-generated content including ratings and reviews, questions and answers, customer stories, and social posts, photos, and videos. This content is amplified across marketing channels, including category/product pages, search, brand sites, mobile applications, in-store displays, and paid and earned media, where it helps clients generate more revenue, market share, and brand affinity. We also help clients leverage insights derived from consumer-generated content to improve marketing effectiveness, increase success of new product launches, improve existing products and services, effectively scale customer support, decrease product returns, reach consumers when actively shopping via highly targeted audience marketing, and enable retailers to launch and manage on-site advertising solutions and site monetization strategies.

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

On June 12, 2012, we acquired PowerReviews, Inc. (“PowerReviews”), a provider of social commerce solutions, for a total cash and stock purchase price of $150.8 million. On January 8, 2014, the U.S. District Court for the Northern District of California, San Francisco Division (the “Court”) ruled, in connection with a complaint filed by the U.S. Department of Justice (the “DOJ”), that our acquisition of PowerReviews violated

Section 7 of the Clayton Act, 15 U.S.C. Section 18. On April 24, 2014, we entered into a Joint Stipulation with the DOJ to resolve the DOJ’s claims in the antitrust action and, together with the DOJ, we submitted a proposed order to the Court (the “Order”). Under the terms of the Joint Stipulation and the Order, on June 4, 2014, we entered into a definitive agreement to divest all of the assets of PowerReviews, LLC, the successor to PowerReviews, to Wavetable Labs, LLC (“Wavetable”) for $30.0 million in cash, $4.5 million of which remains in escrow as partial security for our indemnification obligations under the definitive agreement and is set to expire in July 2015. The terms of this transaction were approved by the DOJ on June 26, 2014, and the transaction was completed on July 2, 2014. Wavetable subsequently changed its name to PowerReviews. As a result of the foregoing, PowerReviews revenues, related expenses and loss on disposal, net of tax, are components of “loss from discontinued operations, net of tax” in the consolidated statement of operations for all periods presented. On the consolidated balance sheets, the assets and liabilities of the discontinued operations of PowerReviews have been presented as ‘Assets held for sale’ and ‘Liabilities held for sale,’ respectively, as of April 30, 2014. The statement of cash flows is reported on a combined basis without separately presenting cash flows from discontinued operations. The discussion of our results of operations is based upon the results from our continuing operations unless otherwise indicated.

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

On December 1, 2012, we purchased the customer contracts operated in Europe by Shopzilla Inc. (“Shopzilla”) using the PowerReviews technology under a license agreement between Shopzilla and PowerReviews. Through this transaction we added 48 active clients. As these clients were supported by the PowerReviews platform, they were part of the PowerReviews divestiture (See Note 3 to the Notes to Audited Consolidated Financial Statements of this Annual Report on Form 10-K).

On April 15, 2014, we acquired FeedMagnet, a social media curation company that enables brands to collect, curate, and display consumer-generated images, video, and social content on their websites and other marketing priorities. FeedMagnet’s offerings complement our platform with a client-centric rich media solution that enables brands and retailers to create powerful visual commerce solutions.

On November 21, 2014, we entered into the Credit Facility with Comerica Bank which provides for a secured, revolving line of credit of up to $70.0 million and replaced the prior loan agreement. On November 21, 2014, we drew down $57.0 million of the unused balance of the Credit Facility, of which, $27.0 million was used to repay the outstanding balance on our existing loan agreement.

For the fiscal year ended April 30, 2015, through the continued enhancement and expansion of our social commerce platform, we achieved growth as compared to 2014 in both the number of active clients and the revenue we generate from our active clients over time. Our active client count as of April 30, 2015 was 1,353, which represents a 19.4% increase from April 30, 2014. Our revenue was $191.2 million in 2015, which represents a 13.7% increase from April 30, 2014.

For fiscal years 2015, 2014 and 2013, our net loss from continuing operations was $33.2 million, $52.8 million and $47.5 million, respectively, our Adjusted EBITDA from continuing operations was a loss of $8.7 million, $21.9 million and $21.9 million, respectively, and our cash flow used in operating activities was $16.0 million, $43.5 million and $21.8 million, respectively. For a reconciliation of net loss from continuing operations to Adjusted EBITDA from continuing operations, see footnote 2 under Item 6: “Selected Financial Data” of this Annual Report on Form 10-K.

As of April 30, 2015, we had 826 full-time employees compared to 799 full-time employees the same period last year.

We plan to continue to invest for long-term growth. We expect to continue the enhancement of our platforms by developing new solutions, adding new features and functionality and expanding the potential applications of our existing solutions. We also plan to continue our investments in research and development and may pursue strategic acquisitions of complementary businesses and technologies that will enable us to continue to drive growth in the future. We expect our cost of acquiring clients to improve as we gain sales overhead efficiencies and leverage a larger, more experienced sales force.

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

We invoice clients on varying billing cycles, including annually, quarterly and monthly; therefore, our deferred revenue balance does not represent the total contract value of our non-cancelable subscription agreements. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services described above and is recognized as the revenue recognition criteria are met. Backlog represents future billings under our non-cancelable subscription agreements that have not been invoiced or paid and; accordingly, not recorded in deferred revenue. Until such time as these amounts are invoiced or paid, they are not recorded in revenues, deferred revenue or elsewhere in our consolidated financial statements.

Backlog was approximately $122.0 million and $102.0 million as of April 30, 2015 and April 30, 2014, respectively. Of the $122.0 million backlog as of April 30, 2015, $16.7 million is not expected to be filled in the next year. We expect that the amount of backlog relative to the total value of our contracts will change from year to year for several reasons, for example contract terms could change depending on the specific timing of customer renewals, renewals may occur in advance of the stated term, billing cycles of non-cancelable subscription agreements may vary or customer financial circumstances could change. Each of these could have a significant impact on disclosed unbilled deferred revenue and total contract value. Accordingly, we believe that backlog is not a reliable indicator of future revenues because of these fluctuations and we do not utilize backlog as a key management metric to evaluate the Company’s operating or financial performance and other business trends.

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

	Year Ended April 30,
	2015	2014	2013
	(in thousands, except number of clients and client retention rate)
Revenue:
SaaS	$182,125	$161,328	$144,096
Media	9,056	6,817	2,716

Total revenue	$191,181	$168,145	$146,812

Cash flow used in operations (1)	$(15,965)	$(43,467)	$(21,811)
Number of active clients (period end) (2)	1,353	1,133	885
SaaS revenue per active client (3)	$146.5	$150.5	$157.7
Active client retention rate (4)	80.0%	86.6%	76.6%
Total revenue per employee (5)	$238.8	$217.8	$193.8
SaaS impressions served (in millions) (6)	279,705	214,966	145,554

(1)	Cash flow used in operations include combined cash flows from continuing operations along with discontinued operations.
(2)	Beginning as of our fourth quarter of fiscal year 2014, we define an active client as an organization from which we are currently recognizing recurring revenue. We count organizations that are closely related as one client, even if they have signed separate contractual agreements. Due to the presentation of the PowerReviews business as discontinued operations, the number of active clients above are from continuing operations only. As a result, our disclosure of active clients could include a common client for which we recognized recurring revenue who has organizations that have separate contractual agreements. All periods prior to the fourth quarter of fiscal 2014 have been revised to conform to this definition of an active client from continuing operations.
(3)	Calculated based on the average number of active clients for the period on a quarterly basis from continuing operations.
(4)	Calculated based on active client retention over a 12 month period from continuing operations.
(5)	Calculated based on the average number of full-time employees for the period on a quarterly basis. For the purpose of this calculation, we have excluded content moderators and full-time employees attributable to discontinued operations of PowerReviews for fiscal years 2014 and 2013, respectively.
(6)	The number of SaaS impressions are exclusive of impressions served on either the PowerReviews enterprise platform or the Express platform.

Revenue

SaaS revenue consists primarily of fees from the sale of subscriptions to our hosted social commerce solutions, and we generally recognize revenue ratably over the related subscription period. We regularly review our revenue and revenue growth rate to measure our success. We believe that trends in revenue are important to understanding the overall health of our marketplace, and we use these trends in order to formulate financial projections and make strategic business decisions.

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

Number of Active Clients

Beginning as of our fourth quarter of fiscal year 2014, we define an active client as an organization from which we are currently recognizing recurring revenue, and we count organizations that are closely related as one active client, even if they have signed separate contractual agreements. We believe that our ability to increase our active client base is a leading indicator of our ability to grow revenue. All prior periods have been revised to conform to this definition of an active client.

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

SaaS Impressions

We define an impression as a single instance of online word of mouth delivered to an end user’s web browser. We believe that in combination with our active client base, impressions delivered is an indicator of the reach our network.

Key Components of Our Consolidated Statements of Operations

Revenue

We generate revenue principally from fixed commitment subscription contracts under which we provide clients with various services, including access to our hosted software platforms. For agreements with multiple elements, we evaluate each element in the arrangement to determine whether it represents a separate unit of accounting and recognize the allocated revenue for each unit of accounting over the respective service period. We sell these services under contractual agreements for service terms that are generally one year in length. Clients typically commit to fixed rate fees for the service term. Any revenue that does not meet the revenue recognition criteria is recorded as deferred revenue on our balance sheet. We invoice clients on varying billing cycles, including annually, quarterly and monthly; therefore, our deferred revenue balance does not represent the total contract value of our non-cancelable subscription agreements. Fees payable under these agreements are due in full within 30 to 90 days of invoicing and are non-refundable regardless of the actual use of the services and contain no general rights of return. No single client accounted for more than 10% of our revenue for fiscal years 2015, 2014 and 2013.

To date our revenue growth has been driven by the sale of our core ratings and reviews solutions. We currently expect that our revenue growth rate during fiscal year 2016 will be lower than our recent growth rates. This is due to a combination of factors including sales execution, lower client retention rates, and an increase in competitive pricing pressure due in part to the unique environment resulting from the terms of the Joint Stipulation and Order entered in connection with the antitrust lawsuit brought against us by the DOJ.

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

We intend to continue to invest additional resources in our client services teams and in the capacity of our hosting service infrastructure due to increases in the volume of impressions and, as we continue to invest in technology innovation through our research and development organization, we will likely see an increase in the amortization expense associated with capitalized internal-use software development. The level and timing of investment in these areas could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue in the future.

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

Sales and marketing. Sales and marketing expenses consist primarily of personnel costs for our sales, marketing and business development employees and executives, including salaries, benefits, stock-based expense, bonuses and commissions earned by our sales personnel. In fiscal year 2014 and 2013, sales and marketing also included contingent consideration resulting from the acquisition of Longboard Media. Also included are non-personnel costs such as professional fees, an allocation of our general overhead expenses and the costs of our marketing and brand awareness programs. Our marketing programs include our Bazaarvoice Summits, regional user groups, corporate communications, public relations and other brand building and product marketing expenses. We expense sales commissions when a client contract is executed because we believe our obligation to pay a sales commission arises at that time. We plan to continue investing in sales and marketing by focusing our marketing efforts on direct sales support and pipeline generation, which we believe will enable us to add new clients and increase penetration within our existing client base. We expect that in the foreseeable future, sales and marketing expenses may decrease as a percentage of revenue due to sales and marketing productivity given that we have additional products and solutions to sell; however, sales and marketing will continue to be our largest operating cost.

Research and development. Research and development expenses consist primarily of personnel costs for our product development employees and executives, including salaries, benefits, stock-based expense and bonuses. Also included are non-personnel costs such as professional fees payable to third-party development resources and an allocation of our general overhead expenses. A substantial portion of our research and development efforts are focused on enhancing our software architecture and adding new features and functionality to our platforms to address social and business trends as they evolve. We are also incurring an increasing amount of expenses in connection with our efforts to leverage data that we and our clients collect and manage through the use of our solutions. We expect that in the future, research and development expenses will increase as we continue to innovate and invest in new products and solutions.

General and administrative. General and administrative expenses consist primarily of personnel costs, including salaries, benefits, stock-based expense and bonuses for our administrative, legal, human resources, finance, accounting and information technology employees and executives. In fiscal year 2014 and 2013, general and administrative expenses also included contingent consideration (included as compensation) and revaluation of contingent consideration related to the acquisition of Longboard Media. Also included are non-personnel costs, such as travel-related expenses, professional fees and other corporate expenses, along with an allocation of our general overhead expenses. We will continue to incur incremental costs to meet the increased compliance requirements associated with being a public company. Those costs include increases in our accounting and legal personnel, additional consulting, legal, audit and tax fees, insurance costs, board of directors’ compensation and the costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act. However, we expect our general and administrative expenses to as a percentage of revenue over time due to the economies of scale.

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

	Year Ended April 30,
	2015	2014	2013
	(in thousands)
Revenue	$191,181	$168,145	$146,812
Cost of revenue (1)	69,906	52,905	47,350

Gross profit	121,275	115,240	99,462
Operating expenses:
Sales and marketing (1)	78,373	86,482	73,114
Research and development (1)	37,695	37,585	32,169
General and administrative (1)	30,507	26,370	30,990
Acquisition-related and other	4,046	16,184	10,487
Amortization of acquired intangible assets	1,237	1,135	549

Total operating expenses	151,858	167,756	147,309

Operating loss	(30,583)	(52,516)	(47,847)

Total other expense, net	(2,527)	(830)	(828)

Loss from continuing operations before income taxes	(33,110)	(53,346)	(48,675)
Income tax expense (benefit)	54	(500)	(1,172)

Net loss from continuing operations	$(33,164)	$(52,846)	$(47,503)

Other Financial Data:
Adjusted EBITDA from continuing operations (2)	$(8,680)	$(21,875)	$(21,862)

(1)	Includes stock-based expense as follows:

Cost of revenue	$1,517	$1,155	$677
Sales and marketing	3,923	4,496	3,033
Research and development	2,561	2,817	2,840
General and administrative	4,677	5,357	4,608

(2)	We define Adjusted EBITDA from continuing operations (“Adjusted EBITDA”) as generally accepted accounting principles (“GAAP”) net loss from continuing operations adjusted for stock-based expense, contingent considerations related to acquisitions, adjusted depreciation and amortization (which excludes amortization of capitalized internal-use software development costs), integration and other costs related to acquisitions, other non-business costs and benefits, income tax expense and other (income) expense, net. Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. See Item 6: “Selected Financial Data” of this Annual Report on Form 10-K for a reconciliation of net loss from continuing operations to Adjusted EBITDA from continuing operations.

The following tables set forth our results of operations for the specified periods as a percentage of revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

	Year Ended April 30,
	2015	2014	2013
Revenue	100.0%	100.0%	100.0%
Cost of revenue (1)	36.6	31.5	32.3

Gross profit	63.4	68.5	67.7
Operating expenses:
Sales and marketing (1)	40.9	51.3	49.8
Research and development (1)	19.7	22.4	21.9
General and administrative (1)	16.0	15.7	21.1
Acquisition-related and other	2.1	9.6	7.1
Amortization of acquired intangible assets	0.7	0.7	0.4

Total operating expenses	79.4	99.7	100.3

Operating loss	(16.0)	(31.2)	(32.6)

Total other expense, net	(1.3)	(0.5)	(0.6)

Loss from continuing operations before income taxes	(17.3)	(31.7)	(33.2)
Income tax expense (benefit)	—	(0.3)	(0.8)

Net loss from continuing operations	(17.3)%	(31.4)%	(32.4)%

Other Financial Data:
Adjusted EBITDA from continuing operations (2)	(4.5)%	(13.0)%	(14.9)%

(1)	Includes stock-based expense as follows:

Cost of revenue	0.8%	0.7%	0.5%
Sales and marketing	2.1	2.7	2.1
Research and development	1.3	1.7	1.9
General and administrative	2.4	3.2	3.1

(2)	We define Adjusted EBITDA from continuing operations (“Adjusted EBITDA”) as generally accepted accounting principles (“GAAP”) net loss from continuing operations adjusted for stock-based expense, contingent considerations related to acquisitions, adjusted depreciation and amortization (which excludes amortization of capitalized internal-use software development costs), integration and other costs related to acquisitions, other non-business costs and benefits, income tax expense and other (income) expense, net. Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. See Item 6: “Selected Financial Data” of this Annual Report on Form 10-K for a reconciliation of net loss from continuing operations to Adjusted EBITDA from continuing operations.

Comparison of Our Fiscal Years Ended April 30, 2015 and 2014

Revenue

	Year Ended April 30,
	2015	2014	% Change
	(dollars in thousands)
Revenue	$191,181	$168,145	13.7%

Our revenue increased by $23.0 million, or 13.7%, for fiscal year 2015 compared to fiscal year 2014. Included in this increase was an increase in SaaS revenue of $20.8 million and an increase in Media revenue of

$2.2 million. Of the $20.8 million increase in SaaS revenue, $20.3 million was largely generated from new launches of 447 active clients utilizing our platform and solutions since the prior year period. The remaining $0.5 million increase was generated from existing clients due to increased subscriptions of our products and offerings net of clients not renewing, renewing at a lower rate, renegotiating during the contract term, and a one-time termination fee of $0.8 million from an existing client. For fiscal year 2015, net new active client additions were 220 and our active client retention rate was 80.0% compared to net new active client additions of 248 and active client retention rate of 86.6% for fiscal year 2014. For fiscal year 2015, our client retention rate was lower as we adjusted our client count in fiscal year 2015 by 23 clients which represents an adjustment to previous fiscal quarters due to Connections-only clients who converted to a “Freemium” model in fiscal year 2014 and clients from the Shopzilla asset purchase which were a part of the PowerReviews divestiture. Further, the reduction in the client count also included certain clients from our FeedMagnet acquisition whose contracts expired. The annual subscription fees for these 23 clients were not significant. Our client retention rates can be impacted due to a variety of reasons including, but not limited to, non-renewals and the cyclical and discretionary nature of marketing and advertising spending. SaaS revenue per active client (in thousands) was $146.5 for fiscal year 2015 compared to SaaS revenue per active client (in thousands) of $150.5 for fiscal year 2014.

Cost of Revenue and Gross Profit Percentage

	Year Ended April 30,
	2015	2014	% Change
	(dollars in thousands)
Cost of revenue	$69,906	$52,905	32.1%
Gross profit	121,275	115,240	5.2
Gross profit percentage	63.4%	68.5%

Cost of revenue increased $17.0 million, or 32.1%, for fiscal year 2015 compared to fiscal year 2014. This increase was primarily due to an increase of $7.5 million in personnel-related expenses as a result of increased headcount of our client services, professional services, and implementation of new clients. Additional increases for fiscal year 2015 includes $6.2 million in costs associated with hosting services due to an increase in the volume of impressions, $0.6 million in professional fees due to increased use of third-party contractor resources and $2.7 million in travel and allocated overhead expenses. Our cost of revenue for fiscal year 2015 includes $0.7 million of amortization of developed technology acquired from FeedMagnet. Gross profit percentage decreased to 63.4% for fiscal year 2015 compared to 68.5% for fiscal year 2014 as we increased investment in retention by adding resources to our client services team and in professional services to grow our best practice consulting services.

Operating Expenses

	Year Ended April 30,
	2015		2014
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Sales and marketing	$78,373	40.9%	$86,482	51.3%	(9.4)%
Research and development	37,695	19.7	37,585	22.4	0.3
General and administrative	30,507	16.0	26,370	15.7	15.7
Acquisition-related and other	4,046	2.1	16,184	9.6	(75.0)
Amortization of acquired intangible assets	1,237	0.7	1,135	0.7	9.0

Total operating expenses	$151,858	79.4%	$167,756	99.7%	(9.5)%

Sales and marketing. Sales and marketing expenses decreased by $8.0 million, or 9.4%, for fiscal year 2015 compared to fiscal year 2014. For fiscal year 2015, personnel-related expenses decreased by $4.6 million due to a decrease in headcount as we continue to leverage our more experienced sales force. The decrease in headcount also resulted in a $1.0 million decrease in travel expenses. Facilities and allocated overhead expenses decreased $0.7 million. Professional services decreased by $2.4 million due to decreased use of third-party contractor resources. These decreases were offset by a $0.4 million increase in marketing expenses as we hosted our annual marketing event “Bazaarvoice Summit” for current and prospective clients during fiscal year 2015, which we did not host in fiscal year 2014. A benefit of $0.3 million was realized during fiscal year 2014 due to the decrease in fair value of the liability for contingent consideration related to the acquisition of Longboard media as the payout was determined to be zero as of January 31, 2014.

Research and development. Research and development expenses stayed relatively constant at $37.7 million for fiscal year 2015. A decrease of $1.2 million in personnel-related expenses due to a decrease in headcount was offset by an increase of $0.7 million due to increased use of third-party contractor resources and a $0.6 million increase in allocated overhead expenses and facilities-related expenses for fiscal year 2015.

General and administrative. General and administrative expenses increased $4.1 million, or 15.7%, for fiscal year 2015 compared to fiscal year 2014. The increase was primarily due to personnel-related expenses which includes a benefit of $3.6 million realized during fiscal year 2014 from the decrease in fair value of the liability for contingent consideration related to the acquisition of Longboard Media as the payout was estimated to be zero as of January 31, 2014. This prior year benefit was partially offset by a benefit of $0.4 million realized in fiscal year 2015 representing a reduction in our estimated liability recorded in fiscal year 2013 in connection with our treatment of certain stock option grants. In fiscal year 2015, bad debt increased $1.4 million and depreciation and overhead increased $0.6 million. These increases were partially offset by a $1.1 million state sales tax benefit realized in fiscal 2015.

Acquisition-related and other. Acquisition-related and other expenses decreased $12.1 million, or 75.0%, for fiscal year 2015 compared to fiscal year 2014. This decrease was primarily the result of higher expenses in fiscal year 2014 due to the U.S Department of Justice lawsuit related to our acquisition of PowerReviews and the subsequent divestiture of PowerReviews in fiscal year 2015. We incurred $4.0 million for fiscal year 2015 primarily for the legal and other advisory costs incurred to comply with our ongoing obligations from the divestiture of the PowerReviews business and the shareholder derivative action filed in connection with the acquisition of PowerReviews.

Amortization of acquired intangibles. The amortization of acquired intangible assets represents amortization of acquired customer relationship intangible assets from FeedMagnet and Longboard Media. Due to the presentation of PowerReviews as discontinued operations as of April 30, 2014, the related amortization expense of the PowerReviews intangible assets for fiscal year 2014 is now included as a component of “loss from discontinued operations, net of tax.” Amortization from continuing operations is presented separately in the statement of operations and was $1.2 million for fiscal year 2015 and $1.1 million for fiscal year 2014. The $0.1 million increase in amortization expense for fiscal year 2015 was due to the amortization of FeedMagnet customer relationships which were acquired on April 15, 2014.

Other Income (Expense), Net

	Year Ended April 30,
	2015		2014
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Interest income	$95	—%	$143	0.1%	(33.6)%
Interest expense	(1,451)	(0.7)	(190)	(0.1)	663.7
Other expense	(1,171)	(0.6)	(783)	(0.5)	49.6

Total other expense, net	$(2,527)	(1.3)%	$(830)	(0.5)%	204.5%

Total other expense, net, increased by $1.7 million in fiscal year 2015 compared to fiscal year 2014 due to an increase of $1.3 million of interest expense related primarily to our revolving line of credit for fiscal year 2015 and an increase of $0.4 million in other expense due to realized gains and losses on transactions in foreign currencies.

Income Tax Expense (Benefit)

	Year Ended April 30,
	2015		2014
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Income tax expense (benefit)	$54	—%	$(500)	(0.3)%	(110.8)%

Income tax expense increased by $0.5 million in fiscal year 2015 compared to fiscal year 2014 due to an estimated increase in foreign and state taxes payable. Further, fiscal year 2014 included a benefit of $0.4 million from the 2013 Texas state research and development tax credit, which was enacted in the first quarter of fiscal year 2014.

Comparison of Our Fiscal Years Ended April 30, 2014 and 2013

Revenue

	Year Ended April 30,
	2014	2013	% Change
	(dollars in thousands)
Revenue	$168,145	$146,812	14.5%

Our revenue increased by $21.3 million, or 14.5%, for fiscal year 2014 compared to fiscal year 2013. Included in this increase was an increase in SaaS revenue of $17.2 million and an increase in Media revenue of $4.1 million. Of the $17.2 million increase in SaaS revenue, $7.0 million was largely generated from new launches of 331 active clients utilizing our platform and solutions during the period as we continued to increase our market penetration. The remaining $10.2 million increase was generated from existing clients due to increased subscriptions of our products and offerings net of clients not renewing, renewing at a lower rate, and renegotiating during the contract term. For fiscal year 2014, net new active client additions were 248 and active client retention rate was 86.6% compared to net new active client additions of 103 and active client retention rate of 76.6% for fiscal year 2013. SaaS revenue per active client (in thousands) was $150.5 for fiscal year 2014 compared to SaaS revenue per active client (in thousands) of $157.7 for fiscal year 2013. In fiscal year 2013, approximately 90 clients who were subscribing to our Connection solutions only were converted to a ‘freemium’ model which resulted in a decline in our active client retention rate. As the revenue per client for these Connections only clients was low, this shift did not have a significant impact on SaaS revenue per client. Further, our client retention rates can be impacted due to a variety of reasons including, but not limited to, non-renewals, renewals at less favorable terms and the cyclical and discretionary nature of marketing and advertising spending.

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

Other Income (Expense), Net

	Year Ended April 30,
	2014		2013
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Interest income	$143	0.1%	$217	0.1%	(34.1)%
Interest expense	(190)	(0.1)%	(526)	(0.4)%	(63.9)%
Other expense	(783)	(0.5)	(519)	(0.3)	50.9

Total other expense, net	$(830)	(0.5)%	$(828)	(0.6)%	0.2%

Total other expense stayed relatively constant from fiscal year 2013 to fiscal year 2014. This is largely due to interest income from our investments which decreased by $0.1 million during fiscal year 2014 compared to fiscal year 2013, offset by an increase of $0.1 million of interest expense due to our draw down of $27.0 million of the unused balance of our revolving line of credit.

Income Tax Benefit

	Year Ended April 30,
	2014		2013
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Income tax benefit	$(500)	(0.3)%	$(1,172)	(0.8)%	(57.3)%

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

Liquidity and Capital Resources

Our principal source of liquidity at April 30, 2015 consisted of $106.8 million of cash and cash equivalents and short term investments. Cash and cash equivalents consist of cash, money market funds, certificates of deposit, municipal bonds, commercial paper and corporate bonds. Our short-term investments consist of certificates of deposit, municipal bonds, commercial paper, U.S. Treasury notes and bonds that are a guaranteed obligation of the U.S. Government, corporate notes and corporate bonds. As of April 30, 2015, the amount of cash and cash equivalents held by foreign subsidiaries was $4.0 million. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.

On February 21, 2014, we drew down $27.0 million of the unused balance of our previous revolving line of credit. The funds were largely used for general corporate purposes and for the acquisition of FeedMagnet in fiscal year 2014. On July 2, 2014, we completed the sale of PowerReviews for total consideration of $30.0 million consisting of $25.5 million in cash and $4.5 million which remains in escrow as a partial security for our indemnification obligations under the definitive agreement and is set to expire in July 2015. On November 21, 2014, we entered into a $70.0 million secured revolving credit facility pursuant to an Amended and Restated Credit Facility (the “Credit Facility”) dated as of November 21, 2014. The Credit Facility amended and restated the Company’s prior $30.0 million secured revolving credit facility. On November 21, 2014, we drew down $57.0 million of the unused balance of the Credit Facility, of which, $27.0 million was used to repay the amount drawn down in February 2014. Our principal needs for liquidity include funding our operating losses, working capital requirements, capital expenditures, repaying our outstanding revolving line of credit and acquisitions. We believe that our available resources are sufficient to fund our liquidity requirements for at least the next 12 months.

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

We typically invoice our new and existing SaaS business clients for our subscription services in a varying mix of frequencies such as; monthly, quarterly, semiannual and annual billings. Bookings and therefore billings for our SaaS business are typically higher in the second half of our fiscal year while billings for our media business increase significantly during the holiday season. These factors may result in an increase in our accounts receivable. Similarly, increases in new client launches lead to increased billings, which in turn also increases our accounts receivable. The operating cash flow benefit of increased billing activity generally occurs in the subsequent quarters when we collect from our clients.

Days sales outstanding (“DSO”) is calculated by dividing period end accounts receivable by average daily sales for the fiscal quarter. DSO was 91 days for the fourth quarter of fiscal year 2015 compared to 82 days for the fourth quarter of fiscal year 2014 and 64 days for the fourth quarter of fiscal year 2013. Accounts receivable increased due to the factors described above and the timing of our sales and cash collections.

Our DSO fluctuates from period to period and year over year, primarily due to the seasonal nature of our new bookings and related renewals, the seasonal nature of our media business, the frequency of our customer billings which vary throughout the fiscal year, and the timing of our cash collections. These trends result in changes in accounts receivable balances that are different than our revenue growth trends. Although period end accounts receivable fluctuates because of these factors, the average daily sales for the period do not because we recognize revenue ratably over the terms of our customer contracts. Accordingly, our average daily sales are not influenced by factors such as seasonality, billing frequency and billing timing.

The following table summarizes our cash flows for the periods indicated:

	Year Ended April 30,
	2015	2014	2013
	(in thousands)
Net cash used in operating activities	$(15,965)	$(43,467)	$(21,811)
Net cash provided by (used in) investing activities	1,884	9,207	(91,084)
Net cash provided by financing activities	36,845	40,715	63,679

Net Cash Used in Operating Activities

Net cash used in operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of clients using our platform and the amount and timing of client payments.

For fiscal year 2015, operating activities used $16.0 million of cash after changes in our operating assets and liabilities, offsetting a net loss of $34.4 million. A decrease of $28.7 million in our net loss during fiscal year 2015, which had the impact of improving cash flows from operating activities, was primarily due to the $12.1 million decrease in our acquisition-related and other expenses which resulted from higher expenses in fiscal year 2014 attributable to the U.S. Department of Justice lawsuit related to our acquisition of PowerReviews and the subsequent divestiture of PowerReviews in fiscal year 2015. The net loss includes non-cash depreciation and amortization of $12.4 million, non-cash loss on disposal of discontinued operations, net of tax, of $1.5 million, non-cash stock-based expense of $12.8 million and non-cash bad debt and other non-cash expenses of $3.4 million. Accounts receivables, prepaid expenses and other current assets and other non-current assets increased $13.9 million. The $13.6 million increase in accounts receivables was primarily due to the increase in our SaaS customer billings driven by a higher mix of annual billings and the timing of cash collections. An increase of $6.3 million in deferred revenues was partially offset by a decrease of $4.1 million in accounts payable, accrued expenses and other current liabilities and other long-term liabilities; resulting in a net decrease of $11.7 million in operating assets and liabilities.

For fiscal year 2014, operating activities used $43.5 million of cash after changes in our operating assets and liabilities, offsetting a net loss of $63.2 million which included non-cash depreciation and amortization of $15.1 million, non-cash impairment of acquired intangible assets of $2.5 million, non-cash estimated loss on disposal of discontinued operations, net of tax, of $9.2 million, non-cash stock-based expense of $14.5 million, non-cash benefit related to the revaluation of contingent consideration of $3.3 million, non-cash bad debt expense of $1.9 million, non-cash benefit related to stock-based expense of $0.2 million and other non-cash expenses of $0.5 million. Accounts receivable increased by $12.1 million, primarily due to our increase in billings, and prepaid expenses and other current assets and other non-current assets also increased by $3.1 million. Accounts payable, accrued expenses and other current liabilities and other long-term liabilities decreased by $7.3 million and were partially offset by a $2.0 million increase in deferred revenues; resulting in a net decrease of cash of $20.5 million due to changes in operating assets and liabilities. Included in changes for accrued liabilities and accounts payable was $22.6 million which we spent on legal and advisory fees for the DOJ suit related to our acquisition of PowerReviews.

For fiscal year 2013, operating activities used $21.8 million of cash after changes in our operating assets and liabilities, offsetting a net loss of $63.8 million which included non-cash depreciation and amortization of $10.9 million, non-cash stock-based expense of $22.5 million, non-cash benefit related to the revaluation of contingent consideration of $1.0 million, non-cash bad debt expense of $2.9 million and a non-cash tax benefit related to stock options of $0.5 million. Accounts receivable, prepaid expenses and current other assets and other non-current assets increased $12.9 million, which partially offset an increase of $20.1 million in accounts payable, accrued expenses, deferred revenue and other liabilities; resulting in a net increase of cash of $7.2 million due to changes in operating assets and liabilities. Included in changes for accrued liabilities and accounts payable was $6.4 million which we spent on legal and advisory fees for the U.S. Department of Justice suit related to our acquisition of PowerReviews.

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

For fiscal year 2015, investing activities provided $1.9 million, which included proceeds of $25.5 million from the sale of the PowerReveiws business and a $0.5 million decrease in restricted cash, offset by $12.1 million of purchases of short-term investments, net of sales and maturities of short-term investments, and $12.0 million in purchases of property, equipment and capitalized internal-use software development costs.

For fiscal year 2014, investing activities provided $9.2 million, which included proceeds of $29.5 million from the maturities and sales of short-term investments, net of purchases of short-term investments, offset by $10.7 million in purchases of property, equipment and capitalized internal-use software development costs and $9.6 million related to acquisitions, mainly FeedMagnet.

For fiscal year 2013, investing activities used $91.1 million, which included an outlay of $60.8 million, net of cash acquired, used in our acquisitions of PowerReviews, Longboard Media, and the purchase of customer contracts from Shopzilla. The remainder of our investing activities were related to the purchases, sales and maturities of short-term investments, purchases of property, plant and equipment and capitalized costs related to our internal-use software.

Net Cash Provided by Financing Activities

Our financing activities have consisted primarily of net proceeds from the issuance of common stock, proceeds from the exercises of options to purchase common stock and borrowings from our revolving line of credit.

For fiscal year 2015, financing activities provided $36.8 million primarily due to $30.0 million of net proceeds from our revolving line of credit partially offset by $0.7 million in deferred financing costs. We also had proceeds of $5.0 million from the exercise of option to purchase our common stick and contributions of $2.5 million to our Employee Stock Purchase Plan.

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

Contractual Obligations and Commitments

The contractual commitment amounts in the table below are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without cause and without a material penalty are not included in the table below. Obligations arising from unrecognized tax benefits are not included in the contractual obligations because it is expected that the unrecognized benefits would result in an insignificant amount of cash payments as the Company has generated net operating losses.

The following table summarizes our future minimum payments under non-cancelable operating leases, debt principal payment, and debt interest payments as of April 30, 2015:

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Operating lease obligations	$52,609	$4,831	$12,391	$9,447	$25,940
Principal debt obligations	57,000	—	57,000	—	—
Interest on debt obligations (1)	5,456	4,261	1,195	—	—

Total	$115,065	$9,092	$70,586	$9,447	$25,940

(1)	Future interest on debt obligations calculated using the interest rate effective as of the April 30, 2015.

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

On November 21, 2014, we entered into an Amended and Restated Credit Facility (the “Credit Facility”) with Comerica Bank which provides for a secured, revolving line of credit of up to $70.0 million, with a sublimit of $3.0 million for the incurrence of swingline loans and a sublimit of $15.0 million for the issuance of letters of credit. The Credit Facility amended and restated a 2007 loan agreement and all letters of credits under the 2007 loan agreement were transferred to the Credit Facility, including $0.3 million in the form of letters of credit as a security deposit for the leased San Francisco office space. The revolving line of credit bears interest at the adjusted LIBOR rate plus 3.5%. On November 21, 2014, we drew down $57.0 million of the unused balance of the Credit Facility, of which, $27.0 million was used to repay the outstanding balance on the Loan Agreement. On December 4, 2014, we drew down $8.0 million in the form of a letter of credit as a security deposit for the lease for our new headquarters (See Note 15 to the Notes to Audited Consolidated Financial Statements of this Annual Report on Form 10-K). In January 2015, we transferred a $1.0 million Pledge and Security Agreement to be included as a form of a letter of credit under the Credit Facility, resulting in an unused balance of $3.7 million as of April 30, 2015. The Credit Facility expires on November 21, 2017 with all advances immediately due and payable. The Company was in compliance with all financial covenants contained in the Credit Facility as of April 30, 2015.

The Credit Facility contains certain restrictive covenants that limit our and our subsidiaries’ ability to, among other things, incur additional indebtedness or guarantee indebtedness of others; make payments on additional indebtedness or make changes to certain agreements related to additional indebtedness; enter into hedging arrangements; create liens on our assets; make loans and investments; make capital expenditures; dispose of assets; store inventory and equipment with others; pay dividends or make distributions on, or purchase or redeem, our capital stock; enter into mergers or consolidations with or into other entities; undergo a change of control; engage in different lines of business; or enter into transactions with affiliates. The Credit Facility also contains numerous affirmative covenants, including covenants regarding, among other things, compliance with applicable laws and regulations, reporting, payment of taxes and other obligations, maintenance of insurance coverage, maintenance of bank and investment accounts with the financial institution and its affiliates, registration of intellectual property rights, and obtaining certain third-party consents and waivers. As of April 30, 2015, we were in compliance with all financial covenants contained in the Credit Facility.

On November 4, 2008, the Company entered into a Pledge and Security Agreement with Comerica for a standby letter of credit for credit card services from a separate financial institution which was amended on October 29, 2014 to increase the standby letter of credit by $0.5 million to $1.0 million. The Company pledged a security interest in its money market account, in which the balance must equal at least the credit extended. This letter of credit expires annually, and the pledged security interest is recorded as short-term restricted cash in the Company’s consolidated financial statements. In January 2015, the Company transferred the $1.0 million Pledge and Security Agreement to be included as a form of letter of credit under the Credit Facility, therefore the Pledge and Security Agreement obligations are no longer considered restricted cash.

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

We generate revenue primarily from sales of the following services:

Software as a Service (“SaaS”)

We generate SaaS revenue from two sources: 1) various subscription products; and 2) professional services. Subscription revenue includes subscription fees from clients accessing our cloud-based social commerce platform and our application services pursuant to service agreements that are generally one year in length. Professional services consist of fees associated with providing expert services that educate and assist our clients on the best use of our solutions as well as assist in the implementation of our solutions. Professional services are not required for customers to utilize our solutions. The client does not have the right to take possession of the software supporting the application service at any time, nor do the arrangements contain general rights of return.

Multiple Deliverable Arrangements

Typically, revenue from new clients consists of agreements with multiple elements, comprised of subscription fees for our products and professional services. We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within our control. Various subscription based products have standalone value because they are routinely sold separately by us. In determining whether professional services can be accounted for separately from subscription services, we considered the availability of the professional services from other vendors, the nature of our professional services and whether we sell our applications to new clients without professional services. The majority of our professional services contracts are offered on a time and material basis. When these services are not combined with subscription and support revenue in a multiple-element arrangement, services revenue is recognized as the services are rendered.

If the deliverables have standalone value upon delivery, we account for each deliverable separately and revenue is recognized for the respective deliverables over the respective service period. If one or more of the deliverables does not have standalone value upon delivery, the deliverables that do not have standalone value are generally combined with the final deliverable within the arrangement and treated as a single unit of accounting. Revenue for arrangements treated as a single unit of accounting is generally recognized over the period commencing upon delivery of the final deliverable and over the remaining term of the subscription contract.

We allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”), if VSOE is not available, or best estimated selling price (“BESP”), if neither VSOE nor TPE is available. Because we have been unable to establish VSOE or TPE for the elements of our arrangements, we allocate the arrangement fee to the separate units of accounting based on our best estimate of selling price. We determine our BESP price for our deliverables based on our overall pricing objectives, discounting practices, the size and volume of our transactions, the client demographic, our price lists, our go-to-market strategy, historical standalone sales and contract prices. The determination of BESP is made through consultation with and approval by management, taking into consideration the go-to-market strategy. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in relative selling prices, including both VSOE and BESP.

Subscription revenue is recognized ratably over the term of the related agreement, commencing upon the later of the agreement start date or when all revenue recognition criteria have been met. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

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

Our deferred revenue increased to $62.9 million at April 30, 2015 compared to $56.7 million at April 30, 2014. We typically have a varying mix of monthly, quarterly, semiannual and annual billings from both new and existing clients, with average upfront billings of less than one year.

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

Stock-Based Expense

We record stock-based expense based upon the fair value for all stock options and restricted stock issued to all persons to the extent that such options or restricted stock vest. The fair value of each stock option is calculated by the Black-Scholes option pricing model. We recognize stock-based expense on a straight-line basis over the respective vesting period, net of estimated forfeitures. We recognize stock-based expense for shares issued pursuant to our Employee Stock Purchase Plan (“ESPP”) on a straight-line basis over the offering period of six months. We include an estimated effect of forfeitures in our compensation cost and update the estimated forfeiture rate through the final vesting date of the awards.

Inputs into the Black-Scholes option pricing model include:

•	The estimated life for the stock options which is based on the “simplified method” allowed under SEC guidance. The estimated life for shares issued pursuant to our ESPP is one purchase period which is the six month offering period;

•	The risk-free interest rate is based on the rate for a U.S. government security with the same estimated life at the time of the option grant and the stock purchase rights;

•	Since we were a private entity prior to our initial public offering in February 2012 with little historical data regarding the volatility of the common stock price, we determine the expected volatility on the historical volatility of comparable companies from a representative industry peer group. The expected volatility of options granted is determined using an average of the historical volatility measures of this peer group. The volatility for our ESPP is based on the historical volatility of our common stock; and

•	We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we have used an expected dividend yield of zero.

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

Recent Accounting Pronouncements

Intangibles – Goodwill and Other – Internal Use Software

In April 2015, the FASB issued accounting Standards Update 2015-05, “Intangible-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” (“ASU 2015-05”) which provides guidance to customers with cloud computing arrangements that include a software license. If a cloud computing arrangement includes a software license, the customer is required to account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 does not change the accounting for a customer’s accounting for service contracts. As a result of the ASU 2015-05, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The updated guidance will be effective for annual periods beginning after December 15, 2015 with early adoption permitted. The updated guidance will be effective for the fiscal year ending April 30, 2017 and we are currently evaluating the impact of this standards update on our consolidated financial statements.

Presentation of Financial Statements

In January 2015, the FASB issued Accounting Standards Updates 2015-1, “Simplifying Income Statement presentation by Eliminating the Concept of Extraordinary Items,” (“ASU 2015-1”) which eliminates the concept of extraordinary items and the uncertainty in determining whether an item is considered both unusual and infrequent. Presently, an event or transaction is presumed to be ordinary and usual activity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction is determined to be an extraordinary, it must be segregated from the results of ordinary operations on the statement of operations, net of tax, after income from continuing operations, along with other financial statement disclosures. ASU 2015-1eliminates the concept of extraordinary items from presentation on the statement of operations; however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The updated guidance will be effective for annual periods beginning after December 15, 2015 with early adoption permitted. The updated guidance will be effective for the fiscal year ending April 30, 2017 and is not expected to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern,” (“ASU 2014-15”) which sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. The updated guidance will be effective for annual periods ending after December 15, 2016 with early adoption permitted. The updated guidance will be effective for the fiscal year ending April 30, 2017 and is not expected to have a material impact on our consolidated financial statements.

Stock-based Expense

In June 2014, the FASB issued Accounting Standards Update 2014-12, “Accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period,” (“ASU 2014-12”) which requires performance-based awards with a performance target that affects vesting and that could be achieved after an employee completes the requisite service period to be accounted for as a performance condition. If performance targets are clearly defined and it is probable that the performance condition will be achieved, stock-based expense should be recognized over the remaining requisite service period. The updated guidance will be effective for annual periods beginning after December 15, 2015 with early adoption permitted. The updated guidance will be effective for the fiscal year ending April 30, 2017 and is not expected to have a material impact on our consolidated financial statements.

Revenue

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”) which provides updated, comprehensive revenue recognition guidance for contracts with customers, including a new principles-based five step framework that eliminates much of the industry-specific guidance in current accounting literature. Under ASU 2014-09, revenue recognition is based on a core principle that companies recognize revenue in an amount consistent with the consideration it expects to be entitled to in exchange for the transfer of goods or services. The standards update also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of recognized revenue. The updated guidance will be effective for annual periods beginning after December 15, 2016 and may be applied on either a full or modified retrospective basis, with early adoption not permitted. The updated guidance will be effective for the fiscal year ending April 30, 2018. In April 2015, the FASB issued a proposal to defer the effective date by one year which, if approved, would make this standard effective for the fiscal year ending April 30, 2019. We are currently evaluating the impact of this standards update on our consolidated financial statements.

Discontinued Operations

In April 2014, the FASB issued Accounting Standards Update 2014-08, “Reporting of Discontinued Operations and Disclosures of Disposals of Components of an entity,” (“ASU 2014-08”) which changes the criteria for determining which disposals can be presented as discontinued operations and requires new disclosures for individually significant dispositions that do not quality as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2014, with early adoption permitted for transactions that have not been reported in financial statements previously issued or available for issuance. The standard will be effective for the fiscal year ending April 30, 2016 and is not expected to have a material impact on our consolidated financial statements.

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

We assess the market risk of changes in foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows of a hypothetical 10% change in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The effect of an immediate 10% adverse change in exchange rates on foreign currency denominated monetary assets and liabilities, principally accounts receivable and intercompany balances, as of April 30, 2015, would be immaterial.

We have entered into forward exchange contracts to partially hedge our exposure to these foreign currencies. We did not enter into any derivative financial instruments for trading or speculative purposes. We may enter into additional forward exchange contracts to further contain our exposure to foreign currencies fluctuations. To date, we have hedged against some of the fluctuations in currency exchange rates, however fluctuations in exchange rates could materially impact our operating results in the future.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could have a material effect on our business, financial condition and results of operations.

Item 8.	Financial Statements and Supplementary Data

BAZAARVOICE, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bazaarvoice, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Bazaarvoice, Inc. and its subsidiaries at April 30, 2015 and April 30, 2014, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Austin, Texas

June 25, 2015

BAZAARVOICE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	April 30,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$54,041	$31,934
Restricted cash	—	604
Short-term investments	52,730	40,700
Accounts receivable, net of allowance for doubtful accounts of $3,992 and $2,324 as of April 30, 2015 and 2014, respectively	49,532	39,099
Prepaid expenses and other current assets	12,977	8,212
Assets held for sale	—	33,745

Total current assets	169,280	154,294
Property, equipment and capitalized internal-use software development costs, net	19,054	17,005
Goodwill	139,155	139,155
Acquired intangible assets, net	11,498	13,388
Other non-current assets	3,974	3,428

Total assets	$342,961	$327,270

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,539	$3,346
Accrued expenses and other current liabilities	27,397	27,071
Revolving line of credit	—	27,000
Deferred revenue	60,400	54,951
Liabilities held for sale	—	3,621

Total current liabilities	91,336	115,989
Long-term liabilities
Revolving line of credit	57,000	—
Deferred revenue less current portion	2,530	1,722
Deferred tax liability, long-term	81	1,730
Other liabilities, long-term	631	1,367

Total liabilities	151,578	120,808
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock – $0.0001 par value; 150,000,000 shares authorized, 80,346,488 shares issued and 80,146,488 shares outstanding as of April 30, 2015; 150,000,000 shares authorized, 77,887,663 shares issued and 77,637,663 shares outstanding at April 30, 2014	8	8
Treasury stock, at cost – 200,000 and 250,000 shares at April 30, 2015 and 2014, respectively	—	—
Additional paid-in capital	418,509	398,201
Accumulated other comprehensive income (loss)	(638)	328
Accumulated deficit	(226,496)	(192,075)

Total stockholders’ equity	191,383	206,462

Total liabilities and stockholders’ equity	$342,961	$327,270

The accompanying notes are an integral part of these consolidated financial statements.

BAZAARVOICE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Year Ended April 30,
	2015	2014	2013
Revenue	$191,181	$168,145	$146,812
Cost of revenue (1)	69,906	52,905	47,350

Gross profit	121,275	115,240	99,462

Operating expenses:
Sales and marketing (1)	78,373	86,482	73,114
Research and development (1)	37,695	37,585	32,169
General and administrative (1)	30,507	26,370	30,990
Acquisition-related and other	4,046	16,184	10,487
Amortization of acquired intangible assets	1,237	1,135	549

Total operating expenses	151,858	167,756	147,309

Operating loss	(30,583)	(52,516)	(47,847)

Other income (expense), net:
Interest income	95	143	217
Interest expense	(1,451)	(190)	(526)
Other expense	(1,171)	(783)	(519)

Total other expense, net	(2,527)	(830)	(828)

Loss from continuing operations before income taxes	(33,110)	(53,346)	(48,675)
Income tax expense (benefit)	54	(500)	(1,172)

Net loss from continuing operations	$(33,164)	$(52,846)	$(47,503)
Loss from discontinued operations, net of tax	(1,257)	(10,320)	(16,249)

Net loss applicable to common stockholders	$(34,421)	$(63,166)	$(63,752)

Net loss per share applicable to common stockholders:
Continuing operations	$(0.42)	$(0.70)	$(0.69)
Discontinued operations	(0.02)	(0.14)	(0.23)

Basic and diluted loss per share:	$(0.44)	$(0.84)	$(0.92)

Basic and diluted weighted average number of shares outstanding	78,645	75,564	69,336

(1) Includes stock-based expense as follows:
Cost of revenue	$1,517	$1,155	$677
Sales and marketing	3,923	4,496	3,033
Research and development	2,561	2,817	2,840
General and administrative	4,677	5,357	4,608

The accompanying notes are an integral part of these consolidated financial statements.

BAZAARVOICE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended April 30,
	2015	2014	2013
Net loss	$(34,421)	$(63,166)	$(63,752)
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustment	(934)	386	(96)
Unrealized gain (loss) on investments	(32)	88	(30)

Total other comprehensive gain (loss), net of tax	(966)	474	(126)

Comprehensive loss	$(35,387)	$(62,692)	$(63,878)

The accompanying notes are an integral part of these consolidated financial statements.

BAZAARVOICE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at April 30, 2012	58,780	$6	(250)	$—	$158,769	$(20)	$(65,157)	$93,598
Issuance of stock to acquire PowerReviews	6,381	1	—	—	119,694	—	—	119,695
Issuance of stock to acquire Longboard Media	460	—	—	—	5,802	—	—	5,802
Issuance of common stock, net of issuance costs	3,625	—	—	—	51,943	—	—	51,943
Excess tax benefit related to stock-based expense	—	—	—	—	510	—	—	510
Stock-based expense	—	—	—	—	22,453	—	—	22,453
Issuance of restricted stock awards	50	—	—	—	—	—	—	—
Exercise of stock options and vested restricted stock units	4,629	—	—	—	11,226	—	—	11,226
Change in foreign currency translation adjustment	—	—	—	—	—	(96)	—	(96)
Change in unrealized loss on investments	—	—	—	—	—	(30)	—	(30)
Net loss applicable to common stockholders	—	—	—	—	—	—	(63,752)	(63,752)

Balance at April 30, 2013	73,925	$7	(250)	$—	$370,397	$(146)	$(128,909)	$241,349
Excess tax benefit related to stock-based expense	—	—	—	—	216	—	—	216
Stock-based expense	—	—	—	—	14,468	—	—	14,468
Issuance of restricted stock awards	76	—	—	—	—	—	—	—
Exercise of stock options and vested restricted stock units	3,563	1	—	—	10,854	—	—	10,855
Shares issued under employee stock plans	324	—	—	—	2,266	—	—	2,266
Change in foreign currency translation adjustment	—	—	—	—	—	386	—	386
Change in unrealized gain on investments	—	—	—	—	—	88	—	88
Net loss applicable to common stockholders	—	—	—	—	—	—	(63,166)	(63,166)

Balance at April 30, 2014	77,888	$8	(250)	$—	$398,201	$328	$(192,075)	$206,462
Issuance of common stock, net of issuance costs			50
Excess tax benefit related to stock-based expense	—	—	—	—	6	—	—	6
Stock-based expense	—	—	—	—	12,802	—	—	12,802
Issuance of restricted stock awards	166	—	—	—	—	—	—	—
Exercise of stock options and vested restricted stock units	1,851	—	—	—	5,008	—	—	5,008
Shares issued under employee stock plans	441	—	—	—	2,492	—	—	2,492
Change in foreign currency translation adjustment	—	—	—	—	—	(934)	—	(934)
Change in unrealized gain on investments	—	—	—	—	—	(32)	—	(32)
Net loss applicable to common stockholders	—	—	—	—	—	—	(34,421)	(34,421)

Balance at April 30, 2015	80,346	$8	(200)	$—	$418,509	$(638)	$(226,496)	$191,383

The accompanying notes are an integral part of these consolidated financial statements.

BAZAARVOICE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended April, 30
	2015	2014	2013
Operating activities:
Net loss	$(34,421)	$(63,166)	$(63,752)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	12,453	15,068	10,900
Impairment of acquired intangible assets	—	2,500	—
Loss on disposal of discontinued operations, net of tax	1,537	9,192	—
Stock-based expense	12,802	14,468	22,453
Revaluation of contingent consideration	—	(3,270)	(1,000)
Bad debt expense	3,155	1,902	2,859
Excess tax benefit related to stock-based expense	(6)	(216)	(510)
Amortization of deferred financing costs	98	—	—
Other non-cash expense (benefit)	151	480	(5)
Changes in operating assets and liabilities:
Accounts receivables	(13,589)	(12,081)	(10,749)
Prepaid expenses and other current assets	(165)	(1,551)	(1,766)
Other non-current assets	(177)	(1,603)	(432)
Accounts payable	(297)	(3,095)	974
Accrued expenses and other current liabilities	(1,165)	(2,623)	13,283
Deferred revenue	6,258	2,040	8,633
Other liabilities, long-term	(2,599)	(1,512)	(2,699)

Net cash used in operating activities	(15,965)	(43,467)	(21,811)
Investing activities:
Acquisitions, net of cash acquired, and purchase of intangible asset	—	(9,616)	(60,750)
Proceeds from sale of discontinued operations	25,500	—	—
Purchases of property, equipment and capitalized internal-use software development costs	(12,039)	(10,661)	(10,853)
Decrease in restricted cash	500	—	—
Purchases of short-term investments	(82,770)	(60,092)	(90,828)
Proceeds from maturities of short-term investments	65,681	58,478	61,310
Proceeds from sale of short-term investments	5,012	31,098	10,037

Net cash provided by (used in) investing activities	1,884	9,207	(91,084)
Financing activities:
Proceeds from follow-on stock offering, net of costs	—	—	51,943
Proceeds from employee stock compensation plans	7,545	13,499	11,226
Proceeds from revolving line of credit	57,000	27,000	—
Payments on revolving line of credit	(27,000)	—	—
Deferred financing costs	(706)	—	—
Excess tax benefit related to stock-based expense	6	216	510

Net cash provided by financing activities	36,845	40,715	63,679
Effect of exchange rate fluctuations on cash and cash equivalents	(657)	434	(106)

Net change in cash and cash equivalents	22,107	6,889	(49,322)
Cash and cash equivalents at beginning of period	31,934	25,045	74,367

Cash and cash equivalents at end of period	$54,041	$31,934	$25,045

Supplemental disclosure of other cash flow information:
Cash paid for income taxes, net of refunds	$902	$1,493	$440
Cash paid for interest	1,418	137	—
Supplemental disclosure of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable	282	—	—
Asset retirement obligation recorded in accrued expenses and other current liabilities and other liabilities, long-term	$532	$—	$—
Purchase of intangible asset recorded in accrued expenses and other current liabilities	—	—	705
Issuance of stock for acquisition	—	—	125,497

The accompanying notes are an integral part of these consolidated financial statements.

These Consolidated Statement of Cash Flows include combined cash flows from continuing operations along with discontinued operations.

BAZAARVOICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

Bazaarvoice, Inc. (“Bazaarvoice” or the “Company”) powers a network that connects brands and retailers to the authentic voices of people where they shop. Bazaarvoice, which literally means “voice of the marketplace,” was founded on the premise that online word of mouth is critical to consumers and businesses because of its influence on purchasing decisions, both online and offline. The Company’s technology platform collects and displays ratings and reviews, questions and answers and stories from customers along with visual commerce capabilities that collectively amplify the voices of the consumers into the shopping experience – before, during and after a purchase. The Company helps clients leverage social data derived from online consumer-generated content to increase sales, acquire new customers, improve marketing effectiveness, enhance consumer engagement across channels, increase success of new product launches, improve existing products and services, effectively scale customer support, decrease product returns and enable retailers to launch and manage on-site advertising solutions and site monetization strategies.

2. Basis of Presentation and Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year end is April 30. References to fiscal year 2015, for example, refer to the fiscal year ending April 30, 2015.

Basis of Presentation

The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

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

Adjustments resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in net loss for the period. The Company recognized net foreign currency gains (losses) of $(1.0) million, $0.4 million and $0.4 million for fiscal years 2015, 2014 and 2013, respectively.

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

Derivative contracts were not material as of April 30, 2015 and 2014. The Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.

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

The valuation techniques used to determine the fair value of our financial instruments having Level 2 inputs are valued using unadjusted, non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models. Our procedures include controls to ensure that appropriate fair values are recorded by a review of the valuation methods and assumptions. The Company did not hold any cash equivalents, restricted cash or short-term investments categorized as Level 3 as of April 30, 2015 or 2014.

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

Short-term Investments

Short-term investments which are classified as available-for-sale securities consist of certificates of deposit, municipal bonds, commercial paper, U.S. Treasury notes and bonds that are a guaranteed obligation of the U.S. Government, corporate notes and corporate bonds. The Company may or may not hold securities with stated maturities greater than one year until maturity. After consideration of its risks versus reward objectives, as well as its liquidity requirements, the Company may sell these securities prior to their stated maturities. As the Company views these securities as available to support current operations, it has classified all available-for-sale securities as short-term. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. For the periods presented, realized and unrealized gains and losses on short-term investments were not material. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other-than-temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment. There have been no impairment charges recognized related to short-term investments for the fiscal years ended April 30, 2015, 2014 or 2013.

Restricted Cash

In fiscal 2014, the Company’s restricted cash consisted of a standby letter of credit under its Pledge and Security Agreement for corporate credit card services, secured by its money market account (See Note 10).

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

The allowance for doubtful accounts was $4.0 million and $2.3 million at April 30, 2015 and 2014, respectively.

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

Intangible assets are amortized over their useful lives. Each period the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets then the Company will recognize an impairment charge to reduce the assets to fair value.

The Company evaluates the recoverability of its long-lived assets for possible impairment annually in the fourth fiscal quarter or more frequently if indicators that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets then the Company will recognize an impairment charge to reduce the assets to fair value (See Note 5).

Comprehensive Loss

Comprehensive loss is comprised of net loss, unrealized investment gains and losses and foreign currency translation adjustments, net of tax. The accumulated comprehensive gain (loss) as of April 30, 2015 and 2014 was primarily due to unrealized gains (losses) on short-term investments and foreign currency translation adjustments.

Concentrations of Credit Risk and Significant Clients

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

No single client accounted for 10% or more of accounts receivable as of April 30, 2015 or April 30, 2014. No single client accounted for 10% or more of total revenue for the fiscal years ended April 30, 2015 or April 30, 2014.

Revenue Recognition

In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the client, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.

The Company generates revenue primarily from sales of the following services:

Software as a Service (“SaaS”)

The Company generates SaaS revenue from two sources: 1) various subscription products; and 2) professional services. Subscription revenue includes subscription fees from clients accessing the Company’s cloud-based social commerce platform and application services pursuant to service agreements that are generally one year in length. Professional services consist of fees associated with providing expert services that educate and assist clients on the best use of the Company’s solutions as well as assist in the implementation of the solutions. Professional services are not required for clients to utilize the Company’s solutions. The client does not have the right to take possession of the software supporting the application service at any time, nor do the arrangements contain general rights of return.

Multiple Deliverable Arrangements

Typically, revenue from new clients consist of agreements with multiple elements, comprised of subscription fees for the Company’s products and professional services. The Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within the Company’s control. Various subscription based products have standalone value because they are routinely sold separately by the Company. In determining whether professional services can be accounted for separately from subscription services, the Company considered the availability of the professional services from other vendors, the nature of the Company’s professional services and whether the Company sells its applications to new clients without professional services. The majority of the Company’s professional services contracts are offered on a time and material basis. When these services are not combined with subscription and support revenue in a multiple-element arrangement, services revenue is recognized as the services are rendered.

If the deliverables have standalone value upon delivery, the Company accounts for each deliverable separately and revenue is recognized for the respective deliverables over the respective service period. If one or more of the deliverables does not have standalone value upon delivery, the deliverables that do not have standalone value are generally combined with the final deliverable within the arrangement and treated as a single unit of accounting. Revenue for arrangements treated as a single unit of accounting is generally recognized over the period commencing upon delivery of the final deliverable and over the remaining term of the subscription contract.

The Company allocates revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”), if VSOE is not available, or best estimated selling price (“BESP”), if neither VSOE nor TPE is available. Because the Company has been unable to establish VSOE or TPE for the elements of our arrangements, the Company allocates the arrangement fee to the separate units of accounting based on the Company’s best estimate of selling price. The Company determines BESP price for its deliverables based on the Company’s overall pricing objectives, discounting practices, the size and volume of the Company’s transactions, the client demographic, the Company’s price lists, the Company’s go-to-market strategy, historical standalone sales and contract prices. The determination of BESP is made through consultation with and approval by management, taking into consideration the go-to-market strategy. As the Company’s go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes in relative selling prices, including both VSOE and BESP.

Subscription revenue is recognized ratably over the term of the related agreement, commencing upon the later of the agreement start date or when all revenue recognition criteria have been met. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

Media

Media revenue consists primarily of fees charged to advertisers when their advertisements are displayed on websites owned by various third-parties (“Publishers”). The Company has revenue sharing agreements with these Publishers. The Company receives a fee from the advertisers and pay the Publishers based on their contractual revenue-share. Media revenues earned from the advertisers are recognized on a net basis as the Company has determined that it is acting as an agent in these transactions.

The Company’s agreements currently do not combine SaaS and Media services.

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

Stock-Based Expense

The Company records stock-based expense based upon the fair value for all stock options and restricted stock issued to all persons to the extent that such options or restricted stock vest. The fair value of each stock option is calculated using the Black-Scholes option pricing model. The Company recognizes stock-based expense on a straight-line basis over the respective vesting period, net of estimated forfeitures. The Company includes an estimated effect of forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of the awards.

The Company recognizes stock-based expense for shares issued pursuant to its Employee Stock Purchase Plan (“ESPP”) on a straight-line basis over the offering period of six months. Stock-based expense was $12.8 million, $14.5 million and $22.5 million for the years ended April 30, 2015, 2014 and 2013, respectively.

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

Prior Period Financial Statements Presentation

The Statement of Comprehensive Loss included in the financial statements in the Annual Report on Form10-K filed for the fiscal year ended April 30, 2014 incorrectly excluded the loss from discontinued operations in Comprehensive Loss for the fiscal years ended April 30, 2014 and April 30, 2013. The Company has revised the Statement of Comprehensive Loss for those periods included in these financial statements. Management concluded these errors were not material to the previously issued financial statements.

Recent Accounting Pronouncements

Intangibles – Goodwill and Other – Internal Use Software

In April 2015, the FASB issued accounting Standards Update 2015-05, “Intangible-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” (“ASU 2015-05”) which provides guidance to customers with cloud computing arrangements that include a software license. If a cloud computing arrangement includes a software license, the customer is required to account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 does not change the accounting for a customer’s accounting for service contracts. As a result of the ASU 2015-05, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The updated guidance will be effective for annual periods beginning after December 15, 2015 with early adoption permitted. The updated guidance will be effective for the fiscal year ending April 30, 2017 and the Company is currently evaluating the impact of this standards update on the Company’s consolidated financial statements.

Presentation of Financial Statements

In January 2015, the FASB issued Accounting Standards Update 2015-1, “Simplifying Income Statement presentation by Eliminating the Concept of Extraordinary Items,” (“ASU 2015-1”) which eliminates the concept of extraordinary items and the uncertainty in determining whether an item is considered both unusual and infrequent. Presently, an event or transaction is presumed to be ordinary and usual activity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction is determined to be an extraordinary, it must be segregated from the results of ordinary operations on the statement of operations, net of tax, after income from continuing operations, along with other financial statement disclosures. ASU 2015-1 eliminates the concept of extraordinary items from presentation on the statement of operations; however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The updated guidance will be effective for annual periods beginning after December 15, 2015 with early adoption permitted. The updated guidance will be effective for the fiscal year ending April 30, 2017 and is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern,” (“ASU 2014-15”) which sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. The updated guidance will be effective for annual periods ending after December 15, 2016 with early adoption permitted. The updated guidance will be effective for the fiscal year ending April 30, 2017 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

Revenue

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”) which provides updated, comprehensive revenue recognition guidance for contracts with customers, including a new principles-based five step framework that eliminates much of the industry-specific guidance in current accounting literature. Under ASU 2014-09, revenue recognition is based on a core principle that companies recognize revenue in an amount consistent with the consideration it expects to be entitled to in exchange for the transfer of goods or services. The standards update also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of recognized revenue. The updated guidance will be effective for annual periods beginning after December 15, 2016 and may be applied on either a full or modified retrospective basis, with early adoption not permitted. The updated guidance will be effective for the fiscal year ending April 30, 2018. In April 2015, the FASB issued a proposal to defer the effective date by one year which, if approved, would make this standard effective for the fiscal year ending April 30, 2019. The Company is currently evaluating the impact of this standards update on the Company’s consolidated financial statements.

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

3. Discontinued Operations

On June 12, 2012, the Company acquired PowerReviews, Inc. (“PowerReviews”) for total consideration of $150.8 million (See Note 6). On January 8, 2014, the Northern District of California, San Francisco Division (the “Court”) ruled that the Company’s acquisition of PowerReviews violated section 7 of the Clayton Act, 15 U.S.C. Section 18. On April 24, 2014, the Company entered into a Joint Stipulation with the U.S. Department of Justice (the “DOJ”) to resolve the DOJ’s claims and, together with the DOJ, the Company submitted a proposed order to the Court. Under the terms of the Joint Stipulation and the proposed order, the Company was required to divest all of the net assets of the PowerReviews business. On June 4, 2014, the Company entered into a definitive agreement to divest the assets of PowerReviews, pursuant to a Joint Stipulation with the Court for $30.0 million in cash, $4.5 million of which remains in escrow as a partial security for the Company’s indemnification obligations under the definitive agreement and is set to expire in July 2015 (See Note 15). As a result, PowerReviews revenues, related expenses and loss on disposal, net of tax, are components of “loss from discontinued operations, net of tax” in the consolidated statements of operations. Any reduction in proceeds of the escrow related to the divestiture agreement would be recorded as an additional loss. As of April 30, 2014, on the consolidated balance sheets, the assets and liabilities of the discontinued operations of PowerReviews were presented as ‘Assets held for sale’ and ‘Liabilities held for sale,’ respectively. The statement of cash flows is reported on a combined basis without separately presenting cash flows from discontinued operations for all periods presented.

As of April 30, 2015, there were no ‘Assets held for sale’ as the divestiture of the PowerReviews business was completed on July 2, 2014. The $4.5 million held in escrow is recorded as a receivable in “Prepaid expenses and other current assets” on the consolidated balance sheet as of April 30, 2015. As of April 30, 2015, the Company had not received any claims for indemnification under the definitive agreement.

The Company incurred a total loss on the disposal of the PowerReviews business of $10.7 million, of which $9.2 million was recognized as an estimated loss on disposal of discontinued operations during fiscal year 2014. The additional $1.5 million loss recognized in fiscal year 2015 was primarily caused by a decrease of $0.5 million in estimated cash proceeds as of April 30, 2014 and incremental transaction costs of $0.4 million.

Summarized results from discontinued operations were as follows (in thousands):

	Year Ended April 30,
	2015	2014	2013
Revenues from discontinued operations	$2,535	$17,011	$13,484
Income (loss) from discontinued operations before income taxes	$303	$(1,106)	$(16,224)
Income tax expense	23	22	25

Net income (loss) from discontinued operations	280	(1,128)	(16,249)
Loss on disposal of discontinued operations, net of tax	(1,537)	(9,192)	—

Loss from discontinued operations, net of tax	$(1,257)	$(10,320)	$(16,249)

The carrying amounts of the major classes of assets and liabilities of discontinued operations were as follows (in thousands):

	July 2,	April 30,
	2014	2014
ASSETS:
Restricted cash	$104	$—
Accounts receivable, net	1,097	1,036
Prepaid expenses and other current assets	48	49

Total current assets	1,249	1,085
Property and equipment, net	37	37
Goodwill	9,002	9,002
Acquired intangible assets, net	32,813	32,813

Total assets	$43,101	$42,937

LIABILITIES:
Accounts payable	$76	$221
Accrued expenses and other current liabilities	823	895
Deferred revenue	2,230	2,505

Total Liabilities	$3,129	$3,621

The Company recorded a loss on the disposal of discontinued operations of $1.5 million, net of tax, in fiscal year 2015 which was calculated as follows (in thousands):

Cash consideration	$30,000
Less:
Basis in net assets as of July 2, 2014	39,972
Costs incurred directly attributable to the transaction	1,039

Loss before income taxes	(11,011)
Income tax benefit	(282)

Loss on disposal of discontinued operations, net of taxes	(10,729)
Loss on disposal of discontinued operations, net of taxes, previously recognized	(9,192)

Loss on disposal of discontinued operations, net of tax, recognized in current period	$(1,537)

The Company recorded a loss on the disposal of discontinued operations of $9.2 million, net of tax, in fiscal year 2014 which was calculated as follows (in thousands):

Estimated cash proceeds	$30,500
Less:
Basis in net assets sold as of April 30, 2014	39,316
Estimated costs incurred directly attributable to the transaction	658

Estimated loss before income taxes	(9,474)
Estimated income tax benefit	(282)

Estimated loss on disposal of discontinued operations, net of taxes	$(9,192)

The carrying amount of assets held for sale in the consolidated balances sheet as of April 30, 2014 was calculated as follows (in thousands):

April 30,
2014
Total assets of discontinued operations	$42,937
Estimated loss on disposal of discontinued operations, net of tax	(9,192)

Assets held for sale	$33,745

4. Fair Value of Financial Assets and Liabilities

The following table summarizes the Company’s cash and cash equivalents as of April 30, 2015 and 2014 (in thousands):

	April 30,
	2015	2014
Demand deposit accounts	$49,977	$24,721
Money market funds	2,831	6,971
Certificates of deposit	—	242
Municipal bonds	102	—
Commercial paper	875	—
Corporate bonds	256	—

Total cash and cash equivalents	$54,041	$31,934

The following table summarizes the Company’s short-term investments as of April 30, 2015 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$4,000	$4	$—	$4,004
Municipal bonds	4,564	17	(16)	4,565
Commercial paper	6,269	4	—	6,273
U.S. Treasury notes	23,820	1	(12)	23,809
U.S. Treasury bonds	5,001	—	(2)	4,999
Corporate notes	2,709	1	(2)	2,708
Corporate bonds	6,395	3	(26)	6,372

Total short-term investments	$52,758	$30	$(58)	$52,730

The following table summarizes the Company’s short-term investments as of April 30, 2014 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$7,466	$17	$(9)	$7,474
U.S. Treasury notes	33,226	2	(2)	33,226

Total short-term investments	$40,692	$19	$(11)	$40,700

All short-term investments had original maturity dates of less than 12 months at April 30, 2015 and 2014. Realized gains and losses from the sale of short-term investments were not material for the years ended April 30, 2015, 2014, and 2013.

The following table summarizes the fair value of the Company’s financial assets and liabilities that were measured on a recurring basis as of April 30, 2015 and 2014 (in thousands):

	Fair Value Measurements at April 30,
	2015				2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$2,831	$—	$—	$2,831	$6,971	$—	$—	$6,971
Certificates of deposit	—	—	—	—	242	—	—	242
Municipal bonds	—	102	—	102	—	—	—	—
Commercial paper	—	875	—	875	—	—	—	—
Corporate bonds	—	256	—	256	—	—	—	—

Total cash equivalents	2,831	1,233	—	4,064	7,213	—	—	7,213

Restricted cash	—	—	—	—	604	—	—	604
Short-term investments:
Certificates of deposit	—	4,004	—	4,004	—	7,474	—	7,474
Municipal bonds	—	4,565	—	4,565	—	—	—	—
Commercial paper	—	6,273	—	6,273	—	—	—	—
U.S. Treasury notes	23,809	—	—	23,809	33,226	—	—	33,226
U.S. Treasury bonds	4,999	—	—	4,999	—	—	—	—
Corporate notes	—	2,708	—	2,708	—	—	—	—
Corporate bonds	—	6,372	—	6,372	—	—	—	—

Total short-term investments	28,808	23,922	—	52,730	33,226	7,474	—	40,700

Total assets	$31,639	$25,155	$—	$56,794	$41,043	$7,474	$—	$48,517

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

5. Property, Equipment and Capitalized Internal-Use Software Development Costs

Property and equipment, including capitalized internal-use software development costs, consisted of the following (in thousands):

	April 30,
	2015	2014
Computer equipment	$3,052	$3,380
Furniture and fixtures	1,888	2,453
Office equipment	2,072	1,827
Software	962	1,407
Capitalized internal-use software development costs	29,628	20,245
Leasehold improvements	7,256	6,298

	44,858	35,610
Less: accumulated depreciation and amortization	(25,804)	(18,605)

	$19,054	$17,005

Depreciation and amortization relating to the Company’s property and equipment for the years ended April 30, 2015, 2014 and 2013 was $3.7 million, $3.3 million and $2.8 million, respectively. Amortization related to the Company’s capitalized internal-use software development costs for the years ended April 30, 2015, 2014 and 2013 was $6.8 million, $4.6 million and $2.5 million, respectively.

6. Business Combinations

Fiscal Year 2014

FeedMagnet

On April 15, 2014, the Company acquired FeedMagnet Inc. (“FeedMagnet”), a privately-owned social media curation company, for $9.3 million in cash. The Company accounted for the FeedMagnet acquisition using the acquisition method of accounting.

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

The Company allocated the purchase price for FeedMagnet as follows (in thousands):

Cash and cash equivalents	$383
Accounts receivable	695
Prepaid expenses and other current assets	19
Intangible assets:
Developed technology (3 year useful life)	3,265
Customer relationships (3 to 10 year useful life)	535

Total identified intangibles	3,800
Goodwill	6,324

Total assets acquired	$11,221
Accounts payable	(80)
Accrued expenses and other current liabilities	(187)
Deferred revenue	(234)
Deferred tax liability	(1,391)

Total liabilities assumed	$(1,892)

Net assets acquired	$9,329

The consideration paid was as follows (in thousands):

Cash	$9,329

Total consideration	$9,329

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

Fiscal Year 2013

PowerReviews

On June 12, 2012, the Company acquired PowerReviews, a provider of social commerce solutions, for a total cash and stock purchase price of $150.8 million.

On January 8, 2014, the Court ruled that the Company’s acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18. On April 24, 2014, the Company entered into a Joint Stipulation with the DOJ to resolve the DOJ’s claims in the antitrust action and, together with the DOJ, the Company submitted a proposed order to the Court. Under the terms of the Joint Stipulation and the proposed order, the Company was required to divest all of the net assets of the PowerReviews business. On June 4, 2014, the Company entered into a definitive agreement to divest the assets of PowerReviews, pursuant to a Joint Stipulation with the Court for $30.0 million in cash, $4.5 million of which remains in escrow as a partial security for the Company’s indemnification obligations under the definitive agreement and is set to expire in July 2015 (See Note 15). As a result, PowerReviews revenues, related expenses and loss on disposal, net of tax, are components of “loss from discontinued operations, net of tax” in the consolidated statements of operations. See Note 3 for further discussion of our discontinued operations.

Longboard Media, Inc.

On November 5, 2012, the Company acquired Longboard Media, Inc. (“Longboard Media”), a full service media management network for retailers, shopping publishers and advertisers for approximately $26.9 million in cash, 0.5 million shares of the Company’s common stock and future contingent consideration with an acquisition date fair value of $4.3 million. The contingent consideration was payable to Longboard Media’s achievement of certain performance goals for the period from January 1, 2013 to December 31, 2013. The estimated fair value of contingent consideration was determined using a weighted average probability of various outcomes of achieving the performance goals. Changes in the fair value of this contingent consideration were recorded in the statement of operations through December 31, 2013. At the date of acquisition, the Company estimated that an additional contingent consideration of approximately $2.0 million would be paid to certain identified key individuals conditional upon being employed with the Company through December 31, 2013.

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

At April 30, 2013, the additional contingent consideration payable to the identified key individuals conditional upon being employed with the Company, was estimated to be $1.5 million and was being recorded over the period for which services were provided. As of October 31, 2013, the estimated payout was determined to be zero, so this additional contingent consideration was also reduced to zero. On January 31, 2014, the Company concluded that the payout was zero. As a result, $1.0 million was recorded as a benefit to general and administration expense and sales and marketing expense for the fiscal year ended April 30, 2014.

The Company did not have any liabilities related to contingent consideration as of April 30, 2015 or April 30, 2014.

7. Goodwill

As of April 30, 2015 and April 30, 2014, the Company had goodwill in the amount of $139.2 million. The Company evaluates goodwill for impairment annually in the fourth fiscal quarter or more frequently if indicators of potential impairment arise. The Company did not recognize any goodwill impairment during fiscal year 2015 and fiscal year 2014.

The following table reflects the changes in goodwill for the fiscal years ended April 30, 2015 and April 30, 2014 (in thousands):

Balance, as of April 30, 2013	$132,831
Goodwill related to FeedMagnet acquisition	6,324
Balance, as of April 30, 2014	$139,155

Balance, as of April 30, 2015	$139,155

8. Acquired Intangible Assets, net

The Company evaluates the recoverability of its long-lived assets for impairment annually in the fourth fiscal quarter or more frequently if indicators of potential impairment arise. The Company did not recognize any impairment of its acquired intangible assets during fiscal year 2015.

As a result of the divestiture of the PowerReviews business (See Note 3), the Company evaluated the recoverability of its long-lived assets resulting from the acquisition of PowerReviews. The Company performed the first step of impairment test by comparing the undiscounted cash flows to be generated by the asset group allocated to PowerReviews (inclusive of the value of the customer relationships and developed technology) to the carrying value of the asset group as of April 30, 2014. Undiscounted cash flows included the cash flows resulting from the continued operation of the asset group plus estimated probability weighted proceeds from a potential divestiture. The undiscounted cash flows of the assets did not exceed the carrying value of the asset group as of April 30, 2014. As a result, the Company incurred a $2.5 million impairment loss, $2.4 million of which was allocated to customer relationships and $0.1 million of which was allocated to developed technology. Due to the classification of the PowerReviews business as discontinued operations, the $2.5 million impairment loss is included in the loss from discontinued operations, net of tax, in the consolidated statements of operations for fiscal year ended April 30, 2014.

On December 1, 2012, the Company closed an agreement to purchase customer contracts operated in Europe by Shopzilla, Inc. (“Shopzilla”) using PowerReviews technology under a license agreement between Shopzilla and PowerReviews. The Company determined that the transaction did not constitute a business combination. The entire purchase price of $4.7 million was allocated to a customer relationship intangible asset as the intent of the purchase was to gain access to Shopzilla’s contractual customer relationships. Cash remitted on the date of purchase was $4.2 million, and $0.5 million of the purchase price was recorded as a holdback liability in accrued expenses and other current liabilities as of April 30, 2013. The hold back liability was paid in the third quarter of fiscal 2014. In January 2014 and March 2013, the Company purchased additional customer contracts from Shopzilla for $30 thousand and $0.2 million, respectively. The useful life of the acquired contractual customer relationships was determined to be ten years. As these clients are supported by the PowerReviews platform, they were part of the PowerReviews divestiture (See Note 3). As a result, the customer relationship intangible asset has been included in discontinued operations as a component of “Assets held for sale” as of April 30, 2014.

Acquired intangible assets, net, as of April 30, 2015 and April 30, 2014 for continuing operations are as follows (in thousands):

	April 30,
	2015			2014
	Gross Fair Value	Accumulated Amortization	Net Book Value	Gross Fair Value	Accumulated Amortization	Net Book Value
Customer relationships	$11,835	$(2,921)	$8,914	$11,835	$(1,684)	$10,151
Developed technology	3,265	(681)	2,584	3,265	(28)	3,237

Total	$15,100	$(3,602)	$11,498	$15,100	$(1,712)	$13,388

Acquired intangible assets, net, as of July 2, 2014 and April 30, 2014 for discontinued operations are as follows (in thousands):

	July 2,				April 30,
	2014				2014
	Gross Fair Value	Accumulated Amortization	Impairment	Net Book Value	Gross Fair Value	Accumulated Amortization	Impairment	Net Book Value
Customer relationships	$39,966	$(7,463)	$(2,354)	$30,149	$39,966	$(7,463)	$(2,354)	$30,149
Developed technology	5,400	(3,390)	(146)	1,864	5,400	(3,390)	(146)	1,864
Domain name (indefinite useful life)	800	—	—	800	800	—	—	800

Total	$46,166	$(10,853)	$(2,500)	$32,813	$46,166	$(10,853)	$(2,500)	$32,813

Because the sale of the PowerReviews business was completed on July 2, 2014, there were no acquired intangible assets, net, for discontinued operations as of April 30, 2015.

The amortization of customer relationships is recorded as amortization expense and the amortization for developed technology is recorded in cost of revenue. For the years ended April 30, 2015 and April 30, 2014, the Company incurred amortization expense of acquired intangible assets of $1.9 million and $1.1 million, respectively.

The following table presents our estimate of future amortization expense for definite-lived intangible assets (in thousands):

Fiscal period:	Amount
Fiscal year 2016	$1,890
Fiscal year 2017	1,890
Fiscal year 2018	1,890
Fiscal year 2019	1,856
Fiscal year 2020	1,130
Thereafter	2,842

Total	$11,498

9. Accrued Expenses and Other Current Liabilities

Accrued liabilities, including other liabilities, consisted of the following (in thousands):

	April 30,
	2015	2014
Accrued compensation	$10,675	$11,834
Accrued taxes	3,629	4,808
Accrued revenue share	4,940	3,050
Accrued other liabilities	8,153	7,379

Total accrued expenses and other current liabilities	$27,397	$27,071

In October 2009, the Company signed a lease agreement, which expires on December 31, 2015, in Austin, Texas to expand its corporate headquarters. In conjunction with the lease signing, the Company received $2.9 million of leasehold improvement incentives. In February 2012, the Company signed a lease for additional space at its current corporate headquarters and received $0.6 million of additional leasehold improvement incentives. The Company has also signed leases for office premises at various other locations and has received rent-free periods as lease incentives. These were recorded as a liability and are being amortized over the term of the lease as a reduction to rent expense. As of April 30, 2015, $0.8 million of the lease incentive liability was included within accrued rent and $0.3 million of lease incentive liability was included in other liabilities, long-term. As of April 30, 2014, $1.2 million of the lease incentive liability was included within accrued rent and $1.2 million of lease incentive liability was included in other liabilities, long-term.

On November 13, 2014, the Company entered into a lease (the “Lease”), pursuant to which the Company will lease approximately 137,615 square feet of office space in Austin, Texas. This will serve as the new headquarters of the Company and will be used for general office purposes. The term of the Lease commences on January 1, 2016 unless otherwise modified (“Commencement Date”) and terminates approximately ten years and six months after the Commencement Date. The Company has the option to extend the term of the Lease for up to two successive periods of five years each and the Company was required to obtain a stand by letter of credit of $8.0 million as a security deposit for the Lease. The expected lease payments for the original term are estimated to be approximately $0.3 million for fiscal year ended April 30, 2016, $3.8 million for fiscal year ended April 30, 2017, $3.8 million for fiscal year ended April 30, 2018, $3.9 million for fiscal year ended April 30, 2019, $4.0 million for the fiscal year ended April 30, 2020 and $25.9 million for the fiscal years ended April 30th thereafter. As of April 30, 2015, the Company has not recorded any leasehold improvement incentives related to the Lease.

10. Debt

Prior Credit Facility

On July 18, 2007, the Company entered into a loan and security agreement (“Loan Agreement”) with Comerica Bank which was amended from time to time. The Loan Agreement provided for a revolving line of credit with a borrowing capacity of up to the lesser of (a) $30.0 million or (b) 100% of eligible monthly service fees as defined in the Loan Agreement, inclusive of any amounts outstanding under the $2.7 million sublimit for corporate credit card and letter of credit services. The revolving line of credit was set to expire on January 31, 2015. The revolving line of credit bore interest at the prime base rate as defined in the Loan Agreement except during any period of time during which the line bore interest at the daily adjusting LIBOR rate plus 2.5%. Borrowings under the revolving line of credit were collateralized by substantially all assets of the Company and its U.S. subsidiaries. As of April 30, 2014, the Company had drawn down $1.6 million in the form of a letter of credit as security deposits for its leased corporate headquarters which expired on December 31, 2014. As per the provision of the lease, the Company is required to maintain this security deposit until December 31, 2015, then end of the contractual term of the lease. The Company is currently in the process of renewing this letter of credit. As of October 31, 2014, the Company had drawn down an additional $0.3 million in the form of letters of credit as security deposits for its leased San Francisco office space. On February 21, 2014, the Company drew down

$27.0 million of its unused balance of the revolving line of credit which was repaid on November 21, 2014 upon execution of the Amended and Restated Credit Facility. The outstanding loan balance as of April 30, 2014, was subject to all terms and conditions described above in the Loan Agreement and its subsequent amendments. The unused balance of the revolving line of credit was $1.4 million as of April 30, 2014. The Company was in compliance with all financial covenants as of April 30, 2014.

Amended and Restated Credit Facility

On November 21, 2014, the Company entered into an Amended and Restated Credit Facility (the “Credit Facility”) with Comerica Bank which provides for a secured, revolving line of credit of up to $70.0 million, with a sublimit of $3.0 million for the incurrence of swingline loans and a sublimit of $15.0 million for the issuance of letters of credit. The Credit Facility amended and restated the Loan Agreement and all letters of credits under the Loan Agreement were transferred to the Credit Facility. Borrowings under the Credit Facility are collateralized by substantially all assets of the Company and of its U.S. subsidiaries. The revolving line of credit bears interest at the adjusted LIBOR rate plus 3.5%. On November 21, 2014, the Company drew down $57.0 million of the unused balance of the Credit Facility, of which, $27.0 million was used to repay the outstanding balance on the Loan Agreement. On December 4, 2014, the Company drew down $8.0 million in the form of a letter of credit as a security deposit for the lease for the Company’s new headquarters (See Note 15). In January 2015, the Company transferred a $1.0 million Pledge and Security Agreement to be included as a form of a letter of credit under the Credit Facility, resulting in an unused balance of $3.7 million as of April 30, 2015. The Credit Facility expires on November 21, 2017 with all advances immediately due and payable. The Company was in compliance with all financial covenants contained in the Credit Facility as of April 30, 2015.

The Company did not recognize a gain or loss on the extinguishment of the Loan Agreement. The Company incurred $0.7 million of fees in connection with the Amended and Restated Credit Facility which were capitalized and are being amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the Credit Facility. For the fiscal year 2015, the Company incurred amortization expense on deferred financing costs of $0.1 million.

Pledge and Security Agreement

On November 4, 2008, the Company entered into a Pledge and Security Agreement with Comerica for a standby letter of credit for credit card services from a separate financial institution which was amended on October 29, 2014 to increase the standby letter of credit by $0.5 million to $1.0 million. The Company pledged a security interest in its money market account, in which the balance must equal at least the credit extended. This letter of credit expires annually, and the pledged security interest is recorded as short-term restricted cash in the Company’s consolidated financial statements. In January 2015, the Company transferred the $1.0 million Pledge and Security Agreement to be included as a form of letter of credit under the Credit Facility, therefore the Pledge and Security Agreement obligations are no longer considered restricted cash.

11. Common Stock

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

12. Stockholders’ Equity

2005 Stock Plan

On June 14, 2005, the Company adopted the Bazaarvoice, Inc. 2005 Stock Plan (the “2005 Plan”). The 2005 Plan provided in part that incentive and non-qualified stock options, as defined by the Internal Revenue Code of 1986, as amended, to purchase shares of the Company’s common stock could be granted to employees, directors and consultants. Stock purchase rights could also be granted under the 2005 Plan. The Company’s ability to grant any future equity awards under the 2005 Plan was terminated in January 2012. As of April 30, 2015, options to purchase 1,718,468 shares of common stock were outstanding under the 2005 Plan. Accordingly, the Company has reserved 1,718,468 shares of common stock to permit the exercise of 2005 Plan options outstanding. The Company’s 2005 Plan will continue to govern the terms and conditions of outstanding equity awards that were granted under the 2005 Plan.

2012 Stock Plan

On January 17, 2012, the Company adopted the Bazaarvoice, Inc. 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan was adopted to replace the 2005 Plan and also gives the Company the ability to grant restricted stock and performance related stock. Under the 2012 Plan non-qualified and incentive stock options may be issued at an exercise price equal to at least 100% of the fair market value of the Company’s common stock at the option grant date. No portion of any stock option may be exercised after the expiration date. However, if an employee owns or is deemed to own more than 10% of the combined voting power of all classes of stock of the Company and a stock option is granted to such employee, the term of such stock option will be no more than five years from the date of grant or such shorter term as may be provided in the option agreement and the exercise price must be at least 110% of the fair market value on the date of grant. The maximum term of options issued under the 2012 Plan is ten years. Options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest monthly thereafter. The Company also grants restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) which generally vest annually over a four-year period.

As of April 30, 2015, options to purchase 3,353,763 shares of common stock and 3,360,693 RSUs were outstanding under the 2012 Plan. As of April 30, 2015, a total of 6,787,141 shares of common stock were available for grant under the 2012 Plan. All equity awards granted following the Company’s initial public offering were granted under the 2012 Plan.

Employee Stock Purchase Plan (“ESPP”)

On January 17, 2012, the Company also adopted the Bazaarvoice, Inc. 2012 Employee Stock Purchase Plan. Under the Company’s ESPP, employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the first trading day of offering period or (ii) the last day of the offering period, subject to a plan limit on the number of shares that may be purchased in a purchase period. The offerings under the ESPP commenced, beginning with a six month offering period starting in March 2013. As of April 30, 2015, the Company has 2,471,524 shares of its common stock reserved for future issuance under this plan. As of April 30, 2015, $0.4 million has been held on behalf of employees for future purchases under the plan and is recorded in accrued expenses and other current liabilities. Employees purchased 441,144 shares of common stock at an average price of $5.65 in the fiscal year ended April 30, 2015.

PowerReviews, Inc. 2005 Equity Incentive Plan

As part of the June 2012 acquisition of PowerReviews, the Company assumed certain outstanding stock options granted under the PowerReviews, Inc. 2005 Equity Incentive Plan (the “PowerReviews Plan”). Following the acquisition, the assumed options continue to be subject to the terms of the PowerReviews Plan and individual award agreements except (i) the assumed options became exercisable for shares of the Company’s common stock, (ii) the number of shares and exercise price of each option was be adjusted pursuant to an exchange ratio established in the acquisition and (iii) assumed options would not be exercisable prior to vesting. As of April 30, 2015, options to purchase 20,824 shares of common stock were outstanding under the PowerReviews Plan. Accordingly, the Company has reserved 20,824 shares of common stock to permit the exercise of PowerReviews Plan options outstanding. The Company has not granted any new awards under the PowerReviews Plan.

Stock-Based Expense

The Company estimates the fair value of options granted using the Black-Scholes option pricing model. Since the Company was a private entity prior to our initial public offering in February 2012 with little historical data regarding the volatility of the common stock price, the Company bases the expected volatility on the historical volatility of comparable companies from a representative industry peer group. The expected volatility of options granted is determined using an average of the historical volatility measures of this peer group. The volatility for ESPP is based on the historical volatility of the Company. As allowed under current guidance, the Company has elected to apply the “simplified method” in developing the estimate of expected life for “plain vanilla” stock options by using the midpoint between the graded vesting period and the contractual termination date as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The Company has not paid and does not anticipate paying cash dividends on the common stock; therefore, the expected dividend yield was assumed to be zero. The risk-free interest rate is based on the rate for a U.S. government security with the same estimated life at the time of the option grant and the stock purchase rights. The Company’s stock-based expense was $12.8 million, $14.5 million and $22.5 million for the years ended April 30, 2015, 2014 and 2013, respectively.

The fair value of the Company’s options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year Ended April 30,
	2015	2014	2013
Expected volatility	43% - 50%	53% - 54%	54% - 55%
Risk-free interest rate	1.46% - 1.93%	1.30% - 2.09%	0.83% - 1.40%
Expected term (in years)	6.00	6.00 - 6.25	5.94 - 6.25
Dividend yield	—	—	—

The fair value of the Company’s ESPP was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year Ended April 30,
	2015	2014	2013
Expected volatility	36% - 57%	36% - 43%	36% - 37%
Risk-free interest rate	0.05% - 0.11%	0.05% - 0.11%	0.10% - 0.11%
Expected term (in years)	0.5	0.5	0.5
Dividend yield	—	—	—

Stock Option Activity

Stock option activity was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of April 30, 2013	10,829	6.83
Options granted	2,092	8.32
Options exercised	(3,360)	3.34
Options forfeited	(2,470)	10.22

Balance as of April 30, 2014	7,091	$7.74	7.02	$6,264

Options granted	939	7.31
Options exercised	(1,246)	4.18
Options forfeited	(1,691)	9.85

Balance as of April 30, 2015	5,093	$7.83	7.00	$1,590

Options vested and expected to vest at April 30, 2015	4,977	$7.81	6.96	$1,590

Options vested and exercisable as of April 30, 2015	2,891	$7.60	5.89	$1,587

The summary of stock options as of April 30, 2015 is as follows (number of options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Options	Weighted Average Exercise Price
$0.00 - $4.85	523	$2.69	3.50	522	$2.69
$4.86 - $5.75	538	5.14	5.19	387	4.91
$6.28 - $6.58	536	6.47	7.08	383	6.44
$7.08 - $7.36	560	7.22	8.75	147	7.19
$7.39 - $7.50	596	7.42	8.19	270	7.41
$7.53 - $8.10	585	7.63	9.08	27	8.10
$8.58 - $9.46	362	8.90	6.73	265	8.80
$9.51 - $9.51	550	9.51	8.10	264	9.51
$9.52 - $12.00	515	11.59	6.02	378	11.62
$13.95 - $18.67	328	14.89	6.23	248	14.94

$0.00 - $18.67	5,093	$7.83	7.00	2,891	$7.60

The weighted-average grant date fair value of options granted during the fiscal years ended April 30, 2015, 2014 and 2013 was $3.47, $4.32 and $5.75, respectively.

The aggregate intrinsic value of options exercised during the fiscal years ended April 30, 2015, 2014 and 2013 was $4.5 million, $18.6 million and $42.8 million, respectively. The aggregate fair value of options vested during the fiscal years ended April 30, 2015, 2014, and 2013 was $6.1 million, $9.7 million, and $29.6 million, respectively. As of April 30, 2015, total unrecognized stock-based expense, adjusted for estimated forfeitures, related to stock options was $8.3 million, which is expected to be recognized over the next 2.52 years.

Restricted Stock Activity

Restricted stock activity was as follows (number of restricted shares in thousands):

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested balance as of April 30, 2013	1,095	$10.63
Restricted shares granted	2,629	8.30
Restricted shares vested	(321)	11.11
Restricted shares forfeited	(426)	11.18

Unvested balance as of April 30, 2014	2,977	$8.44

Restricted shares granted	2,305	7.66
Restricted shares vested	(715)	8.74
Restricted shares forfeited	(1,079)	8.38

Unvested balance as of April 30, 2015	3,488	$7.88

The aggregate fair value of restricted stock shares vested during the fiscal years ended April 30, 2015, 2014, and 2013 was $6.2 million, $3.6 million, and $1.0 million, respectively. As of April 30, 2015, total unrecognized stock-based expense adjusted for estimated forfeitures, related to restricted stock was $23.6 million, which is expected to be recognized over the next 3.04 years.

Other Stock-Related Expense (Benefit)

During an evaluation of its equity systems and implementation of additional internal controls to comply with the provisions of Section 404 of the Sarbanes-Oxley Act during year ended April 30, 2013, the Company identified certain non-qualified stock option grants that were improperly classified as incentive stock options in its financial systems. As a result of these classification differences, the Company recorded an estimated liability for $2.2 million for taxes, interest and related items in general and administrative expense. Of the $2.2 million estimated liability, $0.8 million of the liability is related to PowerReviews which, in fiscal year 2014, was classified as a discontinued operations (See Note 3). As such, the $0.8 million related to PowerReviews is included in “Loss from discontinued operations, net of tax” on the Consolidated Statements of Operations. These classification differences did not have a material impact on stock-based expenses for the years ended April 30, 2015, 2014 and 2013. The Company also determined that the estimated liability did not have a material impact on the financial statements for prior periods. During the year ended April 30, 2015, the Company recorded a benefit of $0.4 million due to a reduction in the estimated liability.

13. Net Loss Per Share Applicable To Common Stockholders from Continuing Operations

The following table sets forth the computations of loss per share applicable to common stockholders for the years ended April 30, 2015, 2014 and 2013 (in thousands, except per share data):

	Year Ended April 30,
	2015	2014	2013
Net loss from continuing operations	$(33,164)	$(52,846)	$(47,503)
Net loss from discontinued operations, net of tax	(1,257)	(10,320)	(16,249)

Net loss applicable to common stockholders	$(34,421)	$(63,166)	$(63,752)

Basic and diluted loss per share
Continuing operations	$(0.42)	$(0.70)	$(0.69)
Discontinued operations	(0.02)	(0.14)	(0.23)

Basic and diluted loss per share:	$(0.44)	$(0.84)	$(0.92)

Basic and diluted weighted average number of shares outstanding	78,645	75,564	69,336
Potentially dilutive securities (1):
Outstanding stock options	721	2,149	5,718
Restricted shares	427	293	67

(1)	The impact of potentially dilutive securities on earnings per share is anti-dilutive in a period of net loss.

14. Income Taxes

U.S. and international components of loss before income taxes were as follows (in thousands):

	Year Ended April 30,
	2015	2014	2013
U.S.	$(35,174)	$(55,508)	$(50,538)
International	2,064	2,162	1,863

Loss from continuing operations before income taxes	$(33,110)	$(53,346)	$(48,675)

Income tax expense (benefit) is composed of the following (in thousands):

	Year Ended April 30,
	2015	2014	2013
Current:
Federal	$(38)	$—	$—
State	182	294	931
International	951	567	518

Total	1,095	861	1,449
Deferred:
Federal	(12,491)	(13,930)	(11,190)
State	(2,308)	(2,091)	9
International	44	203	(90)

Total	(14,755)	(15,818)	(11,271)
Change in valuation allowance	13,714	14,457	8,650

Provision for (benefit from) income taxes	$54	$(500)	$(1,172)

The difference between the tax expense (benefit) derived by applying the Federal statutory income tax rate to net losses and the expense recognized in the financial statements is as follows (in thousands):

	Year Ended April 30,
	2015	2014	2013
U.S. federal taxes at statutory rate	$(11,257)	$(18,138)	$(16,550)
State tax provision	(923)	(1,510)	250
Foreign tax rate differentials	(206)	(123)	(185)
Research and development credit	(1,972)	(1,201)	(1,198)
Stock options	506	1,608	3,752
Nondeductible legal expenses	200	5,796	3,956
Permanent differences and other	(8)	(1,389)	153
Change in valuation allowance	13,714	14,457	8,650

Provision for (benefit from) income taxes	$54	$(500)	$(1,172)

As of April 30, 2015 and 2014, the Company had federal net operating loss carry-forwards of $191.9 million and $190.9 million and research and development credit carry-forwards of $7.7 million and $4.8 million, respectively, which will begin expiring in 2026 if not utilized. At April 30, 2015 the Company had $33.7 million of excess stock based compensation tax deductions that have not been used to reduce income taxes payable.

As of April 30, 2015 and 2014, the Company had state net operating loss carryforwards of $110.2 million and $83.5 million respectively, which began expiring in 2016 and research and development credits of $2.6 million and $1.4 million, respectively, of which a portion will begin expiring in 2034 and another portion which will not expire.

The components of the net deferred tax amounts recognized in the accompanying consolidated balance sheets are (in thousands):

	Year Ended April 30,
	2015	2014
Deferred tax asset:
Bad debts	$1,493	$743
Other accruals	1,317	2,165
Charitable contributions	352	274
Stock options	5,412	4,829
State tax credit	496	554
Net operating losses	58,822	58,536
Research and development credit	6,485	3,497
Deferred rent	273	671
Deferred revenue	1,816	1,175

Total deferred tax asset	76,466	72,444
Less valuation allowance	(66,448)	(52,734)

Net deferred tax assets	10,018	19,710
Deferred tax liability:
Amortization of intangible assets	(4,300)	(15,190)
Depreciation	(4,374)	(4,517)

Total deferred tax liability	(8,674)	(19,707)

Total net deferred tax assets	$1,344	$3

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of April 30, 2015 and 2014, the Company had net deferred tax assets of $10.0 million and $19.7 million, respectively.

Utilization of the net operating losses and tax credit carry-forwards may be subject to an annual limitation due to the “change in ownership” provision of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss and tax credit carry-forwards before utilization.

The Company has established a valuation allowance equal to the net deferred tax asset in the U.S. due to uncertainties regarding the realization of the deferred tax assets based on the Company’s lack of earning history. During the year ended April 30, 2014, the Company recorded a tax benefit of $1.4 million resulting from a reduction in the valuation allowance associated with the FeedMagnet acquisition. The valuation allowance increased by $13.7 million and $14.8 million during the years ended April 30, 2015 and 2014, respectively.

Deferred U.S. income taxes and foreign withholding taxes are not provided on the undistributed cumulative earnings of foreign subsidiaries because those earnings are considered to be permanently reinvested in those operations. The permanently reinvested undistributed earnings were $7.9 million, $5.1 million and $3.7 million as of April 30, 2015, 2014 and 2013 respectively. The tax impact resulting from a distribution of these earnings would be approximately $2.7 million, $1.7 million and $1.3 million for the years ended April 30, 2015, 2014 and 2013, respectively, based on the U.S. statutory rate of 34 percent. These amounts could be impacted due to different jurisdictional tax rates and foreign tax credits.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the years ended April 30, 2015 and 2014, the Company recognized immaterial amounts in interest and penalties, respectively. The Company had an immaterial amount accrued for the payment of interest and penalties as of April 30, 2015 and 2014. The Company does not anticipate a material change in unrecognized tax benefits in the next twelve months.

The aggregate changes in the balance of unrecognized tax benefits were as follows (in thousands):

	Year Ended April 30,
	2015	2014	2013
Unrecognized tax benefits as of May 1,	$2,157	$1,729	$539
Tax positions taken in prior periods:
Gross increases	883	—	862
Gross decreases	—	(14)	—
Tax positions taken in current period:
Gross increases	579	442	330
Gross decreases	—	—	—
Lapse of statute of limitations	—	—	(2)

Balance as of April 30,	$3,619	$2,157	$1,729

As of April 30, 2015, the total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $3.2 million.

The Company is subject to taxation in the U.S., various state, and foreign jurisdictions. As of April 30, 2015, the Company’s fiscal years 2007 forward are subject to examination by the U.S. tax authorities and in material state jurisdictions, primarily Texas, due to loss carry-forwards, and fiscal years 2010 forward are subject to examination in material foreign jurisdictions, primarily the United Kingdom.

15. Commitments and Contingencies

Aggregate Future Lease Commitments

The Company has non-cancelable operating leases for office space. The Company recognizes expense on a straight-line basis and records the difference between recognized rental expense and amounts payable under the lease as deferred rent. Rent expense for the years ended April 30, 2015, 2014 and 2013, was $4.1 million, $4.4 million and $3.8 million, respectively.

Amended and Restated Credit Facility

On November 21, 2014, the Company entered into an Amended and Restated Credit Facility (the “Credit Facility”) with Comerica Bank which provides for a secured, revolving line of credit of up to $70.0 million, with a sublimit of $3.0 million for the incurrence of swingline loans and a sublimit of $15.0 million for the issuance of letters of credit. The revolving line of credit bears interest at the adjusted LIBOR rate plus 3.5%. On November 21, 2014, the Company drew down $57.0 million of the unused balance of the Credit Facility. The Credit Facility expires on November 21, 2017 with all advances immediately due and payable (See Note 10).

Future minimum lease payments under non-cancelable operating leases, debt principal payment, and debt interest payments, by year and in the aggregate, as of April 30, 2015 consists of the following (in thousands):

	Total	Fiscal year ending April 30,
Contractual obligations		2016	2017	2018	2019	2020	Thereafter
Operating lease obligations	$52,609	$4,831	$6,310	$6,081	$4,789	$4,658	$25,940
Principal debt obligations	57,000	—	57,000	—	—	—	—
Interest on debt obligations (1)	5,456	4,261	1,195	—	—	—	—

Total	$115,065	$9,092	$64,505	$6,081	$4,789	$4,658	$25,940

(1)	Future interest on debt obligations calculated using the interest rate effective as of the April 30, 2015.

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

On June 12, 2012, the Company acquired PowerReviews, Inc. (“PowerReviews”), a provider of social commerce solutions, for a total cash and stock purchase price of $150.8 million. On January 8, 2014, the U.S. District Court for the Northern District of California, San Francisco Division (the “Court”) ruled, in connection with a complaint filed by the U.S. Department of Justice (the “DOJ”), that the Company’s acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18. On April 24, 2014, the Company entered into a Joint Stipulation with the DOJ to resolve the DOJ’s claims in the antitrust action and, together with the DOJ, the Company submitted a proposed order to the Court (the “Order”). Under the terms of the Joint Stipulation and the Order, on June 4, 2014, the Company entered into a definitive agreement to divest all of the assets of PowerReviews, LLC, the successor to PowerReviews, to Wavetable Labs, LLC (“Wavetable”) for $30.0 million in cash, $4.5 million of which remains in escrow as partial security for the Company’s indemnification obligations under the definitive agreement and is set to expire in July 2015. The terms of this transaction were approved by the DOJ on June 26, 2014, and the transaction was completed on July 2, 2014. Wavetable subsequently changed its name to PowerReviews. As a result of the foregoing, PowerReviews revenues, related expenses and loss on disposal, net of tax, are components of “loss from discontinued operations, net of tax” in the consolidated statement of operations for all periods presented. On the consolidated balance sheets, the assets and liabilities of the discontinued operations of PowerReviews have been presented as ‘Assets held for sale’ and ‘Liabilities held for sale,’ respectively, as of April 30, 2014. The statement of cash flows is reported on a combined basis without separately presenting cash flows from discontinued operations.

The Company realized a total loss on the disposal of PowerReviews of $10.7 million of which, $9.2 million was recognized as an estimated loss on disposal of discontinued operations during the fiscal year ended April 30, 2014. The Company recognized the incremental loss of $1.5 million in the current fiscal year (See Note 3).

On August 20, 2014, the Company was informed that the DOJ was investigating whether the Company retained any PowerReviews technology in violation of the Joint Stipulation and Order. This matter was resolved by an agreement between the Company and the DOJ to modify the Proposed Final Judgment through the addition of terms relating to the appointment of an antitrust compliance officer. These agreed modifications to the Proposed Final Judgment were filed with the Court on December 1, 2014 and the Final Judgment was entered by the Court on December 2, 2014.

On March 12, 2013, a purported shareholder derivative action was filed in the Texas State District Court for Travis County, Texas against certain of the Company’s officers and directors, former officers and directors, and against the Company as nominal defendant. The original petition alleged claims purportedly on behalf of the Company against the individual defendants for corporate waste, breaches of fiduciary duties and breaches of the Company’s corporate policies in connection with the acquisition of PowerReviews and certain of the Company’s officers’ and directors’ sales of shares of the Company’s stock. The original petition requested declaratory judgment, a disgorgement of $91.4 million in proceeds received from such sales of the Company’s stock, unspecified damages on behalf of the Company, reasonable attorneys’, accountants’ and experts’ fees, and equitable relief. After the court granted a motion filed by the Company and individual defendants that the plaintiff’s original petition failed to allege particularized facts sufficient to excuse plaintiff from making pre-suit demand on the Company’s Board of Directors, the plaintiff filed an amended petition November 22, 2013, which again asserted claims for corporate waste, breaches of fiduciary duties and breaches of the Company’s corporate policies in connection with the acquisition of PowerReviews and certain of the Company’s officers’ and directors’ sales of shares of the Company’s stock. The court stayed the lawsuit and its ruling on the Company’s motion for summary judgment to allow the parties to participate in mediation. On July 9, 2014, the parties attended mediation and agreed to preliminary settlement terms. On September 23, 2014, the court preliminarily approved the settlement agreement and directed the Company to notify its shareholders of the proposed settlement, a final hearing on November 24, 2014, and a motion for attorneys’ fees and expenses. On November 24, 2014, the court signed a Final Judgment approving the notice to shareholders and the proposed settlement and payments to plaintiff and plaintiff’s counsel, and dismissing all claims arising out of, relating to, or concerning the PowerReviews acquisition or divestiture, any reports, disclosures, or statements made by the current or former directors or officers of the Company in relation to the PowerReviews acquisition or divestiture, or any related matter that could have been asserted. The settlement did not have a material impact on the Company’s consolidated financial statements.

On February 6, 2015, the Company received a letter from one of the state sales tax agencies exempting certain enterprise service offerings from state sales tax. As of April 30, 2015, the Company estimates that its liability for taxable service offerings to this state and refunds to clients for taxes that had been collected will be approximately $1.8 million, a reduction in previous estimates resulting in a $1.1 million benefit realized in fiscal year 2015. As of April 30, 2015, the Company was also in the process of assessing the sales tax status of the Bazaarvoice enterprise service offering with other sales tax agencies in certain states in which it operates. For these states, the Company has accrued a liability of $0.5 million, representing the best estimate of sales tax obligations it believes is probable to be incurred.

On November 13, 2014, the Company entered into a lease (the “Lease”), pursuant to which the Company will lease approximately 137,615 square feet of office space in Austin, Texas. This will serve as the new headquarters of the Company and will be used for general office purposes. The term of the Lease commences on January 1, 2016 unless otherwise modified (“Commencement Date”) and terminates approximately ten years and six months after the Commencement Date. The Company has the option to extend the term of the Lease for up to two successive periods of five years each and the Company was required to obtain a stand by letter of credit of $8.0 million as a security deposit for the Lease. The expected lease payments for the original term are estimated to be approximately $0.3 million for the fiscal year ended April 30, 2016, $3.8 million for the fiscal year ended April 30, 2017, $3.8 million for the fiscal year ended April 30, 2018, $3.9 million for the fiscal year ended April 30, 2019, $4.0 million for the fiscal year ended April 30, 2020 and $25.9 million for the fiscal years ended April 30th thereafter.

16. Employee Benefit Plan

On April 7, 2006, the Company adopted a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. It is the sole discretion of the Company to match eligible employee contributions in the form of cash. The Company contributed $0.7 million and $0.9 million in matching contributions to the 401(k) plan in the fiscal year ended April 30, 2015 and 2014, respectively. The Company had not made contributions prior to fiscal year 2014.

17. Related Party Transaction

In October 2012, Bazaarvoice Foundation (the “Foundation”), a non-profit private charity, was chartered to build philanthropic programs that are focused on entrepreneurial education for youth. The Company holds two of the Foundation’s six board seats. The Company does not control the Foundation’s activities and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results.

On March 10, 2015, the Company issued 50,000 unregistered shares of our common stock, which were held as treasury stock, to the Foundation as a donation. The fair market value of these shares based on the Company’s closing stock price on March 10, 2015 was $314,000. This issuance of shares of the common stock was not registered under the Securities Act of 1933, as amended, or the Securities Act, or any state securities laws. With respect to such issuance, the Company relied on the exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and the rules and regulations promulgated thereunder.

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

The following table presents the Company’s revenue from continuing operations by geographic region for the periods presented (in thousands):

	Year Ended April 30,
	2015	2014	2013
Revenue by geographic location for continuing operations:
Americas (1)	$146,086	$127,766	$109,545
EMEA (2)	38,101	33,499	27,952
Other	6,994	6,880	9,315

Total revenues from continuing operations	$191,181	$168,145	$146,812

(1)	United States, Canada and Brazil
(2)	Europe, the Middle East and Africa

The Company’s long-lived assets are principally in the United States as of April 30, 2015 and April 30, 2014. Included in Americas revenues are revenues from the United States of $133.7 million, $123.3 million and $105.1 million for fiscal year 2015, 2014 and 2013, respectively. Included in EMEA revenues are revenues from the United Kingdom of $22.9 million, $22.4 million and $18.4 million for fiscal year 2015, 2014 and 2013, respectively.

19. Quarterly Financial Information (Unaudited)

The following tables set forth our unaudited quarterly consolidated statements of operations for continuing operations for each of the eight quarters ended April 30, 2015. The Company has prepared the quarterly data on a consistent basis with the audited consolidated financial statements included elsewhere in this report and, in the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended
	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014	Jul 31, 2014	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013	Jul 31, 2013
Revenue	$48,317	$49,562	$47,325	$45,977	$43,078	$43,600	$41,148	$40,319
Cost of revenue	18,148	17,988	17,414	16,356	14,522	13,758	12,508	12,117

Gross profit	30,169	31,574	29,911	29,621	28,556	29,842	28,640	28,202
Operating expenses:
Sales and marketing	20,427	18,020	18,931	20,995	23,884	20,765	20,837	20,996
Research and development	9,880	8,779	9,306	9,730	9,832	9,036	9,793	8,924
General and administrative	7,582	6,932	8,100	7,893	6,521	7,674	3,639	8,536
Acquisition-related and other	815	413	2,326	492	366	31	8,283	7,504
Amortization of acquired intangible assets	309	309	310	309	288	282	283	282

Total operating expenses	39,013	34,453	38,973	39,419	40,891	37,788	42,835	46,242

Operating loss	(8,844)	(2,879)	(9,062)	(9,798)	(12,335)	(7,946)	(14,195)	(18,040)
Total other income (expense), net	(521)	(920)	(588)	(498)	(316)	(268)	(249)	3

Net loss before income taxes	(9,365)	(3,799)	(9,650)	(10,296)	(12,651)	(8,214)	(14,444)	(18,037)
Income tax expense (benefit)	(540)	324	258	12	(418)	179	130	(391)

Net loss from continuing operations	$(8,825)	$(4,123)	$(9,908)	$(10,308)	$(12,233)	$(8,393)	$(14,574)	$(17,646)
Income (loss) from discontinued operations, net of tax	—	—	—	(1,257)	(11,448)	430	420	278

Net loss applicable to common stockholders	$(8,825)	$(4,123)	$(9,908)	$(11,565)	$(23,681)	$(7,963)	$(14,154)	$(17,368)

Basic earnings (loss) per share:
Continuing operations	$(0.11)	$(0.05)	$(0.13)	$(0.13)	$(0.16)	$(0.11)	$(0.20)	$(0.23)
Discontinued operations	—	—	—	(0.02)	(0.15)	0.01	0.01	—

Basic loss per share:	$(0.11)	$(0.05)	$(0.13)	$(0.15)	$(0.31)	$(0.10)	$(0.19)	$(0.23)

Diluted earnings per share:
Continuing operations	$—	$—	$—	$—	$—	$—	$—	$—
Discontinued operations	—	—	—	—	—	0.01	0.01	—

Diluted earnings per share:	$—	$—	$—	$—	$—	$0.01	$0.01	$—

The sum of the quarterly earnings per share amounts may not equal the total for the year due to the effects of rounding.

BAZAARVOICE, INC.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Additions	Deductions	Ending Balance
Allowance for doubtful accounts, customer and other:
Year Ended April 30, 2015	$2,324	4,120	(2,452)	$3,992
Year Ended April 30, 2014	$2,371	2,626	(2,673)	$2,324
Year Ended April 30, 2013	$788	2,290	(707)	$2,371

Valuation allowance for deferred tax assets:
Year Ended April 30, 2015	$52,734	13,714	—	$66,448
Year Ended April 30, 2014	$37,902	16,223	(1,391)	$52,734
Year Ended April 30, 2013	$19,854	20,588	(2,540)	$37,902

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting and Attestation of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2015 based on the guidelines established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on that evaluation, management concluded that our internal control over financial reporting was effective as of April 30, 2015.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as we are an “emerging growth company” as of April 30, 2015, as defined in the Jumpstart Our Business Startups Act of 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal year ended April 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Additional information required by this item is incorporated by reference from our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the 2015 fiscal year, all of which information is hereby incorporated by reference in and made part of, this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the 2015 fiscal year, all of which information is hereby incorporated by reference in and made part of, this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the 2015 fiscal year, all of which information is hereby incorporated by reference in and made part of, this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the 2015 fiscal year, all of which information is hereby incorporated by reference in and made part of, this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the 2015 fiscal year, all of which information is hereby incorporated by reference in and made part of, this Annual Report on Form 10-K.

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

BAZAARVOICE, INC. (Registrant)

Date: June 25, 2015	By:	/s/ Gene Austin
Gene Austin
Chief Executive Officer and President (Principal Executive Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ Gene Austin Gene Austin	Chief Executive Officer (Principal Executive Officer)	June 25, 2015

/s/ James R. Offerdahl James R. Offerdahl	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 25, 2015

/s/ Neeraj Agrawal Neeraj Agrawal	Director	June 25, 2015

/s/ Sydney L. Carey Sydney L. Carey	Director	June 25, 2015

/s/ Jeffrey Hawn Jeffrey Hawn	Director	June 25, 2015

/s/ Mary T. McDowell Mary T. McDowell	Director	June 25, 2015

Signature	Title	Date

/s/ Thomas J. Meredith Thomas J. Meredith	Director	June 25, 2015

/s/ Jared Kopf Jared Kopf	Director	June 25, 2015

/s/ Christopher A. Pacitti Christopher A. Pacitti	Director	June 25, 2015

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger by and among the Registrant, PowerReviews, Inc., Peloton Acquisition Corp., Peloton Acquisition LLC, Shareholder Representative Services LLC, as representative of the stockholders of PowerReviews, Inc., and U.S. Bank National Association, as escrow agent dated May 24, 2012	S-1	333-182382	2.1	6/27/2012

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-176506	3.2	8/26/11

3.2	Amended and Restated Bylaws of the Registrant	S-1	333-176506	3.4	8/26/11

4.1	Specimen Common Stock Certificate of the Registrant	S-1	333-176506	4.1	11/17/2011

4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain stockholders, dated February 9, 2010	S-1	333-176506	4.2	8/26/11

4.3	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement among the Registrant and certain stockholders, dated February 9, 2010	S-1	333-176506	4.2.1	2/9/12

10.1+	Form of Indemnification Agreement for directors and officers	S-1	333-176506	10.1	8/26/11

10.2+	2005 Stock Plan, as amended	S-1	333-176506	10.2	2/9/12

10.3+	Form of Stock Option Agreement under 2005 Stock Plan	S-1	333-176506	10.3	8/26/11

10.4+	Form of Stock Option Agreement (Early Exercise) under 2005 Stock Plan	S-1	333-176506	10.4	8/26/11

10.5+	2012 Equity Incentive Plan	S-1	333-176506	10.5	2/9/12

10.6+	Form of Stock Option Award Agreement under 2012 Equity Incentive Plan	S-1	333-176506	10.6	2/9/12

10.7+	Form of Restricted Stock Unit Award Agreement under 2012 Equity Incentive Plan	S-1	333-176506	10.7	2/9/12

10.8+	Form of Restricted Stock Purchase Agreement under 2012 Equity Incentive Plan	S-1	333-176506	10.7.1	2/9/12

10.9+	2012 Employee Stock Purchase Plan	S-1	333-176506	10.8	2/9/12

10.10+	UK Sub-Plan to the 2012 Equity Incentive Plan	10-Q	001-35433	10.3	3/6/2015

10.11+	UK Sub-Plan to the 2012 Equity Incentive Plan Form of Stock Option Award Agreement	10-Q	001-35433	10.4	3/6/2015

10.12+	UK Sub-Plan to the 2012 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement	10-Q	001-35433	10.5	3/6/2015

10.13+	2012 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (Netherlands)	10-Q	001-35433	10.6	3/6/2015

10.14+	2012 Equity Incentive Plan Form of Stock Option Award Agreement (Netherlands)	10-Q	001-35433	10.7	3/6/2015

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.15+	2012 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (Germany)	10-Q	001-35433	10.8	3/6/2015

10.16+	2012 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (France)	10-Q	001-35433	10.9	3/6/2015

10.17+	2012 Equity Incentive Plan Form of Stock Option Award Agreement for French Beneficiaries	10-Q	001-35433	10.10	3/6/2015

10.18+	French Sub-Plan to the 2012 Equity Incentive Plan	10-Q	001-35433	10.11	3/6/2015

10.19+	French Sub-Plan to the 2012 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement	10-Q	001-35433	10.12	3/6/2015

10.20+	2012 Equity Incentive Plan Form of Stock Option Award Agreement (Australia)	10-Q	001-35433	10.13	3/6/2015

10.21+	2012 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (Australia)	10-Q	001-35433	10.14	3/6/2015

10.22+	2012 Employee Stock Purchase Plan Form of Subscription Agreement for Non-U.S. Participants	10-Q	001-35433	10.15	3/6/2015

10.23+	2012 Employee Stock Purchase Plan Form of Subscription Agreement (Australia)	10-Q	001-35433	10.16	3/6/2015

10.24+	Offer of Employment between the Registrant and Gene Austin, dated April 15, 2013	10-K	001-35433	10.20	7/3/13

10.25+	Offer of Employment between the Registrant and Jim Offerdahl, dated January 23, 2013	10-Q	001-35433	10.3	3/14/13

10.26+*	Offer of Employment between the Registrant and Kin Gill, dated December 13, 2012

10.27+*	Transfer Letter between the Registrant and Kin Gill dated December 18, 2014

10.28+	Offer of Employment between the Registrant and Ryan D. Robinson, dated April 2, 2012	10-K	001-35433	10.16	6/11/12

10.29+	Offer of Employment between the Registrant and Stephen R. Collins, dated August 13, 2010	S-1	333-176506	10.16	8/26/11

10.30+	Terms of Employment between the Registrant and Stephen Collins	10-Q	001-35433	10.4	3/14/13

10.31+	Offer of Employment between the Registrant and Kelly Connery, dated February 7, 2012	10-K	001-35433	10.17	6/26/14

10.32+	Promotion Letter to Kelly Connery from Registrant, dated December 6, 2013	10-K	001-35433	10.18	6/26/14

10.33	Office Lease Agreement between the Registrant and 3900 San Clemente, L.P., dated July 15, 2009	S-1	333-176506	10.25	8/26/11

10.34	First Amendment to Lease Agreement between the Registrant and 3900 San Clemente, L.P., dated January 19, 2010	S-1	333-176506	10.26	8/26/11

10.35	Second Amendment to Lease Agreement between the Registrant and 3900 San Clemente, L.P., dated February 8, 2010	S-1	333-176506	10.27	8/26/11

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.36	Third Amendment to Lease Agreement between the Registrant and 3900 San Clemente, L.P., dated March 30, 2010	S-1	333-176506	10.28	8/26/11

10.37	Fourth Amendment to Lease Agreement between the Registrant and 3900 San Clemente, L.P., dated May 11, 2011	S-1	333-176506	10.29	8/26/11

10.38	Fifth Amendment to Lease Agreement between the Registrant and 3900 San Clemente, L.P., dated February 27, 2012	10-K	001-35433	10.23	6/11/2012

10.39	Sixth Amendment to Lease Agreement between the Registrant and 3900 San Clemente, L.P., dated January 31, 2014	10-K	001-35433	10.25	6/26/2014

10.40	Lease by and between 10901 Stonelake, LTD., as Landlord, and Bazaarvoice, Inc., as Tenant, dated November 13, 2014	8-K	001-35433	10.1	11/14/2014

10.41	Loan and Security Agreement between the Registrant and Comerica Bank, dated July 18, 2007	S-1	333-176506	10.30	8/26/11

10.42	First Amendment to Loan and Security Agreement between the Registrant and Comerica Bank, dated November 30, 2008	S-1	333-176506	10.31	8/26/11

10.43	Second Amendment to Loan and Security Agreement between the Registrant and Comerica Bank, dated July 20, 2009	S-1	333-176506	10.32	8/26/11

10.44	Third Amendment to Loan and Security Agreement between the Registrant and Comerica Bank, dated January 22, 2010	S-1	333-176506	10.33	8/26/11

10.45	Fourth Amendment to Loan and Security Agreement between the Registrant and Comerica Bank, dated September 27, 2010	S-1	333-176506	10.34	8/26/11

10.46	Fifth Amendment to Loan and Security Agreement between the Registrant and Comerica Bank, dated January 31, 2012	S-1	333-176506	10.34.1	2/9/12

10.47	Sixth Amendment to Loan and Security Agreement between the Registrant and Comerica Bank, dated June 19, 2012	S-1	333-182382	10.33	6/27/12

10.48	Seventh Amendment to Loan and Security Agreement between the Registrant, PowerReviews, LLC, Longboard Media, Inc. and Comerica Bank, dated November 5, 2012	10-Q	001-35433	10.1	3/14/13

10.49	Eighth Amendment to Loan and Security Agreement between the Registrant, PowerReviews, LLC, Longboard Media, Inc. and Comerica Bank, entered into as of June 6, 2013 and effective as of April 28, 2013	10-K	001-35433	10.35	7/3/13

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.50	Amended and Restated Credit Agreement, dated as of November 21, 2014, by and among the Company, the financial institutions from time to time party thereto and Comerica Bank as administrative agent, sole lead arranger and sole bookrunner	8-K	001-35433	10.1	11/24/14

10.51	Amended and Restated Security Agreement, dated as of November 21, 2014, by and between the Company and Comerica Bank, as administrative agent	8-K	001-35433	10.2	11/24/14

10.52	Syndication Services Agreement by and between the Registrant and Wavetable Labs, Inc. dated July 2, 2014	10-Q	001-35433	10.1	9/4/2014

10.53	Transition Services Agreement by and between the Registrant and Wavetable Labs, Inc. dated July 2, 2014	10-Q	001-35433	10.2	9/4/2014

10.54	First Amendment to Transition Services Agreement by and between the Registrant and PowerReviews, Inc. dated August 29, 2014	10-Q	001-35433	10.3	9/4/2014

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained on signature page hereto)

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.
*	Filed herewith.