Form 10-Q
period 2015-07-31
Bazaarvoice Inc
filed 2015-09-02
CIK 1330421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of August 28, 2015 was 80,543,474.

Bazaarvoice, Inc.

Bazaarvoice, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except shares and per share data)
(unaudited)

	July 31, 2015	April 30, 2015
Assets
Current assets:
Cash and cash equivalents	$53,450	$54,041
Short-term investments	49,696	52,730
Accounts receivable, net of allowance for doubtful accounts of $4,175 and $3,992 as of July 31, 2015 and April 30, 2015, respectively	50,523	49,532
Prepaid expenses and other current assets	8,471	12,977
Total current assets	162,140	169,280
Property, equipment and capitalized internal-use software development costs, net	19,351	19,054
Goodwill	139,155	139,155
Acquired intangible assets, net	11,025	11,498
Other non-current assets	4,305	3,974
Total assets	$335,976	$342,961
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,146	$3,539
Accrued expenses and other current liabilities	24,062	27,397
Deferred revenue	63,100	60,400
Total current liabilities	90,308	91,336
Long-term liabilities:
Revolving line of credit	57,000	57,000
Deferred revenue less current portion	2,329	2,530
Deferred tax liability, long-term	81	81
Other liabilities, long-term	642	631
Total liabilities	150,360	151,578
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock – $0.0001 par value; 150,000,000 shares authorized, 80,734,145 shares issued and 80,534,145 shares outstanding as of July 31, 2015; 150,000,000 shares authorized, 80,346,488 shares issued and 80,146,488 shares outstanding at April 30, 2015	8	8
Treasury stock, at cost – 200,000 shares as of July 31, 2015 and April 30, 2015	—	—
Additional paid-in capital	422,926	418,509
Accumulated other comprehensive loss	(578)	(638)
Accumulated deficit	(236,740)	(226,496)
Total stockholders’ equity	185,616	191,383
Total liabilities and stockholders’ equity	$335,976	$342,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except net loss per share data)
(unaudited)

	Three Months Ended July 31,
	2015	2014
Revenue	$48,876	$45,977
Cost of revenue	19,548	16,356
Gross profit	29,328	29,621
Operating expenses:
Sales and marketing	19,166	20,995
Research and development	10,533	9,730
General and administrative	8,238	7,893
Acquisition-related and other	702	492
Amortization of acquired intangible assets	309	309
Total operating expenses	38,948	39,419
Operating loss	(9,620)	(9,798)
Other income (expense), net:
Interest income	77	6
Interest expense	(571)	(232)
Other expense	(218)	(272)
Total other expense, net	(712)	(498)
Loss from continuing operations before income taxes	(10,332)	(10,296)
Income tax expense (benefit)	(88)	12
Net loss from continuing operations	$(10,244)	$(10,308)
Loss from discontinued operations, net of tax	—	(1,257)
Net loss applicable to common stockholders	$(10,244)	$(11,565)
Net loss per share applicable to common stockholders:
Continuing operations	$(0.13)	$(0.13)
Discontinued operations	—	(0.02)
Basic and diluted loss per share:	$(0.13)	$(0.15)
Basic and diluted weighted average number of shares outstanding	80,174	77,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,
	2015	2014
Net loss	$(10,244)	$(11,565)
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustment	30	(2)
Unrealized gain on investments	30	47
Total other comprehensive gain, net of tax	60	45
Comprehensive loss	$(10,184)	$(11,520)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at April 30, 2015	80,346	$8	(200)	$—	$418,509	$(638)	$(226,496)	$191,383
Stock-based expense	—	—	—	—	4,049	—	—	4,049
Issuance of restricted stock awards	54	—	—	—	—	—	—	—
Exercise of stock options and vested restricted stock units	334	—	—	—	368	—	—	368
Change in foreign currency translation adjustment	—	—	—	—	—	30	—	30
Change in unrealized gain on investments	—	—	—	—	—	30	—	30
Net loss applicable to common stockholders	—	—	—	—	—	—	(10,244)	(10,244)
Balance at July 31, 2015	80,734	$8	(200)	$—	$422,926	$(578)	$(236,740)	$185,616

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended July 31,
	2015	2014
Operating activities:
Net loss	$(10,244)	$(11,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,644	2,810
Loss on disposal of discontinued operations, net of tax	—	1,537
Stock-based expense	4,049	3,246
Bad debt expense	85	601
Excess tax benefit related to stock-based expense	—	(1)
Amortization of deferred financing costs	59	—
Other non-cash expense	51	169
Changes in operating assets and liabilities:
Accounts receivable	(1,076)	435
Prepaid expenses and other current assets	(48)	(145)
Other non-current assets	(314)	(319)
Accounts payable	(808)	208
Accrued expenses and other current liabilities	(4,162)	(2,388)
Deferred revenue	2,498	2,349
Other liabilities, long-term	4	(349)
Net cash used in operating activities	(6,262)	(3,412)
Investing activities:
Proceeds from sale of discontinued operations	4,501	25,500
Purchases of property, equipment and capitalized internal-use software development costs	(3,043)	(3,280)
Purchases of short-term investments	(15,155)	(38,858)
Proceeds from maturities of short-term investments	18,172	11,655
Net cash provided by (used in) investing activities	4,475	(4,983)
Financing activities:
Proceeds from employee stock compensation plans	1,101	1,156
Excess tax benefit related to stock-based expense	—	1
Net cash provided by financing activities	1,101	1,157
Effect of exchange rate fluctuations on cash and cash equivalents	95	8
Net change in cash and cash equivalents	(591)	(7,230)
Cash and cash equivalents at beginning of period	54,041	31,934
Cash and cash equivalents at end of period	$53,450	$24,704
Supplemental disclosure of other cash flow information:
Cash paid for income taxes, net of refunds	$335	$461
Cash paid for interest	$542	$222
Supplemental disclosure of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable	$413	$—

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

2. Summary of Significant Accounting Policies
Fiscal Year
The Company’s fiscal year end is April 30. References to fiscal year 2016, for example, refer to the fiscal year ending April 30, 2016.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2015, filed on June 25, 2015. There have been no significant changes to the Company’s accounting policies since April 30, 2015.
The condensed consolidated balance sheet data as of April 30, 2015 was derived from the audited consolidated financial statements included in the Company’s Annual Report on form 10-K for the fiscal year ended April 30, 2015.
On July 2, 2014, the Company completed the sale of its PowerReviews business. The operating results of this business have been presented as discontinued operations for the three month period ended July 31, 2014. The statement of cash flows is reported on a combined basis without separately presenting cash flows from discontinued operations. All other disclosures and amounts in the notes to the condensed consolidated financial statements relate to the Company’s continuing operations, unless otherwise indicated.
Prior Period Financial Statements Presentation
The Statement of Comprehensive Loss included in the financial statements in the Quarterly Report on Form10-Q filed for the period ended July 31, 2014 incorrectly excluded the loss from discontinued operations in Comprehensive Loss for the quarterly period ended July 31, 2014. The Company has revised the Statement of Comprehensive Loss for the period included in this financial statement. Management concluded these errors were not material to the previously issued financial statements.
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
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with GAAP, as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the three months ended July 31, 2015 are not necessarily indicative of results that may be expected for the fiscal year ending April 30, 2016 or any other period.
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
Derivative contracts were not material as of July 31, 2015 and April 30, 2015. The Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.
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
The valuation techniques used to determine the fair value of our financial instruments having Level 2 inputs are valued using unadjusted, non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models. Our procedures include controls to ensure that appropriate fair values are recorded by a review of the valuation methods and assumptions. The Company did not hold any cash equivalents, restricted cash or short-term investments categorized as Level 3 as of July 31, 2015 or April 30, 2015.

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
No single client accounted for 10% or more of accounts receivable as of July 31, 2015 or April 30, 2015. No single client accounted for 10% or more of total revenue for the three months ended July 31, 2015 or 2014.
Revenue Recognition
In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the client, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.
The Company generates revenue primarily from sales of the following services:
Software as a Service (“SaaS”)
The Company generates SaaS revenue from two sources: 1) various subscription products; and 2) professional services. Subscription revenue includes subscription fees from clients accessing the Company’s cloud-based social commerce platform and application services pursuant to service agreements that are generally one year in length. Professional services consist of fees associated with providing expert services that educate and assist clients on the best use of the Company’s solutions as well as assist in the implementation of the solutions. Professional services are not required for clients to utilize the Company’s solutions. The client does not have the right to take possession of the software supporting the application service at any time, nor do the arrangements contain general rights of return.
Multiple Deliverable Arrangements
Typically, revenue from new clients consist of agreements with multiple elements, comprised of subscription fees for the Company’s products and professional services. The Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within the Company’s control. Various subscription-based products have standalone value because they are routinely sold separately by the Company. In determining whether professional services can be accounted for separately from subscription services, the Company considered the availability of the professional services from other vendors, the nature of the Company’s professional services and whether the Company sells its applications to new clients without professional services. The majority of the Company’s professional services contracts are offered on a time and material basis. When these services are not combined with subscription and support revenue in a multiple-element arrangement, services revenue is recognized as the services are rendered.
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

Advertising
Advertising revenue (formerly referred to as media revenue) consists primarily of fees charged to advertisers when their advertisements are displayed on websites owned by various third-parties (“Publishers”). The Company has revenue sharing agreements with these Publishers. The Company receives a fee from the advertisers and pay the Publishers based on their contractual revenue-share. Advertising revenues earned from the advertisers are recognized on a net basis as the Company has determined that it is acting as an agent in these transactions.
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
Revenue
In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”) which provides updated, comprehensive revenue recognition guidance for contracts with customers, including a new principles-based five step framework that eliminates much of the industry-specific guidance in current accounting literature. Under ASU 2014-09, revenue recognition is based on a core principle that companies recognize revenue in an amount consistent with the consideration it expects to be entitled to in exchange for the transfer of goods or services. The standards update also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of recognized revenue. In August 2015, The FASB issued Accounting Standards Update 2015-14, "Revenue from Contracts with Customers," ("ASU 2015-14") which defers the effective date of ASU 2014-09 by one year. The updated guidance will be effective for annual periods beginning after December 15, 2017 and may be applied on either a full or modified retrospective basis. Early adoption is permitted for annual periods beginning after December 15, 2016, the original effective date of ASU 2014-09. The updated guidance will be effective for the fiscal year ending April 30, 2019 and the Company is currently evaluating the impact of this standards update on the Company’s condensed consolidated financial statements.

3. Discontinued Operations
On June 4, 2014, the Company entered into a definitive agreement to divest the assets of PowerReviews, Inc. (“PowerReviews”), pursuant to a Joint Stipulation with the Department of Justice and Order to the U.S. District Court for the Northern District of California, San Francisco Division, for $30.0 million in cash, $4.5 million of which was held in escrow as a partial security for the Company’s indemnification obligations under the definitive agreement. As a result, PowerReviews revenues, related expenses and loss on disposal, net of tax, are components of “loss from discontinued operations, net of tax” in the condensed consolidated statements of operations. Any reduction in proceeds of the escrow related to the divestiture agreement would be recorded as an additional loss. The statement of cash flows is reported on a combined basis without separately presenting cash flows from discontinued operations for all periods presented.

Results from discontinued operations were as follows (in thousands):

	Three Months Ended July 31,
	2015	2014
Revenues from discontinued operations	$—	$2,535
Income from discontinued operations before income taxes	$—	$303
Income tax expense	—	23
Net income from discontinued operations	—	280
Loss on disposal of discontinued operations, net of tax	—	(1,537)
Loss from discontinued operations, net of tax	$—	$(1,257)
The Company recorded a loss on the disposal of discontinued operations of $1.5 million, net of tax, in the three months ended July 31, 2014 which was calculated as follows (in thousands):

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
As of July 31, 2015 there were no ‘assets held for sale’ as the divestiture of the PowerReviews business was completed on July 2, 2014. The $4.5 million held in escrow was released during the three months ended July 31, 2015, and the Company received no claims for indemnification under the definitive agreement.

4. Fair Value of Financial Assets and Liabilities
The following table summarizes the Company’s cash and cash equivalents as of July 31, 2015 and April 30, 2015 (in thousands):

	July 31, 2015	April 30, 2015
Demand deposit accounts	$40,873	$49,977
Money market funds	4,210	2,831
Commercial paper	6,770	875
Corporate bonds	—	256
Municipal bonds	1,597	102
Total cash and cash equivalents	$53,450	$54,041

The following table summarizes the Company’s short-term investments as of July 31, 2015 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$4,503	$7	$—	$4,510
Municipal bonds	636	5	—	641
Commercial paper	3,791	7	—	3,798
U.S. Treasury notes	23,814	3	(27)	23,790
U.S. Treasury bonds	10,001	1	(3)	9,999
Corporate notes	1,807	—	(1)	1,806
Corporate bonds	5,145	20	(13)	5,152
Total short-term investments	$49,697	$43	$(44)	$49,696
The following table summarizes the Company’s short-term investments as of April 30, 2015 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$4,000	$4	$—	$4,004
Municipal bonds	4,564	17	(16)	4,565
Commercial paper	6,269	4	—	6,273
U.S. Treasury notes	23,820	1	(12)	23,809
U.S. Treasury bonds	5,001	—	(2)	4,999
Corporate notes	2,709	1	(2)	2,708
Corporate bonds	6,395	3	(26)	6,372
Total short-term investments	$52,758	$30	$(58)	$52,730
Realized and unrealized gains and losses on short-term investments were not material for the three months ended July 31, 2015 and 2014. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other-than-temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment. There have been no impairment charges recognized related to short-term investments for the three months ended July 31, 2015 and 2014.
Contractual maturities of available-for-sale securities at July 31, 2015, are as follows (in thousands):

Estimated Fair Value
Due in one year or less	$44,695
Due in 1-2 years	5,001
Total Investments in debt securities	$49,696
Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties. We may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisitions, even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months as current assets in the accompanying condensed consolidated balance sheets.

The following table summarizes the fair value of the Company’s financial assets and liabilities that were measured on a recurring basis as of July 31, 2015 and April 30, 2015 (in thousands):

	Fair Value Measurements at July 31, 2015				Fair Value Measurements at April 30, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$4,210	$—	$—	$4,210	$2,831	$—	$—	$2,831
Municipal bonds	—	1,597	—	1,597	—	102	—	102
Commercial paper	—	6,770	—	6,770	—	875	—	875
Corporate bonds	—	—	—	—	—	256	—	256
Total cash equivalents	4,210	8,367	—	12,577	2,831	1,233	—	4,064
Short-term investments:
Certificates of deposit	—	4,510	—	4,510	—	4,004	—	4,004
Municipal bonds	—	641	—	641	—	4,565	—	4,565
Commercial paper	—	3,798	—	3,798	—	6,273	—	6,273
U.S. Treasury notes	23,790	—	—	23,790	23,809	—	—	23,809
U.S. Treasury bonds	9,999	—	—	9,999	4,999	—	—	4,999
Corporate notes	—	1,806	—	1,806	—	2,708	—	2,708
Corporate bonds	—	5,152	—	5,152	—	6,372	—	6,372
Total short-term investments	33,789	15,907	—	49,696	28,808	23,922	—	52,730
Total assets	$37,999	$24,274	$—	$62,273	$31,639	$25,155	$—	$56,794
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

5. Acquired Intangible Assets, net
Acquired intangible assets, net, as of July 31, 2015 and April 30, 2015 for continuing operations are as follows (in thousands):

	July 31, 2015			April 30, 2015
	Gross Fair Value	Accumulated Amortization	Net Book Value	Gross Fair Value	Accumulated Amortization	Net Book Value
Customer relationships	$11,835	$(3,230)	$8,605	$11,835	$(2,921)	$8,914
Developed technology	3,265	(845)	2,420	3,265	(681)	2,584
Total	$15,100	$(4,075)	$11,025	$15,100	$(3,602)	$11,498
The amortization of customer relationships is recorded as amortization expense and the amortization for developed technology is amortized to cost of revenue.

The following table presents our estimate of future amortization expense for definite-lived intangible assets (in thousands):

Fiscal period:	Amount
Remaining nine months of Fiscal year 2016	$1,417
Fiscal year 2017	1,890
Fiscal year 2018	1,890
Fiscal year 2019	1,856
Fiscal year 2020	1,130
Thereafter	2,842
Total	$11,025

6. Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items occurring in the period. For continuing operations, the Company’s effective tax rate for the three months ended July 31, 2015 was a benefit of 0.9 percent compared to a benefit of 0.1 percent for the three months ended July 31, 2014. The tax benefit for the three months ended July 31, 2015 was primarily attributable to foreign and state income tax expense, with an offset from the income tax benefit from the Texas research and development credit. During the three months ended July 31, 2014, the foreign and state income tax expense was primarily offset by the income tax benefit from the Texas state research and development credit.

7. Debt
Credit Facility
On July 18, 2007, the Company entered into a loan and security agreement with Comerica Bank which was most recently amended and restated on November 21, 2014. The Amended and Restated Credit Facility (the “Credit Facility”) provides for a secured, revolving line of credit of up to $70.0 million, with a sublimit of $3.0 million for the incurrence of swingline loans and a sublimit of $15.0 million for the issuance of letters of credit. Borrowings under the Credit Facility are collateralized by substantially all assets of the Company and of its U.S. subsidiaries. The revolving line of credit bears interest at the adjusted LIBOR rate plus 3.5%. Availability under the Credit Facility was $3.7 million as of July 31, 2015 and April 30, 2015. The Company had letters of credit outstanding of $9.3 million as of July 31, 2015. The Credit Facility expires on November 21, 2017 with all advances immediately due and payable. As of July 31, 2015, the Company was not compliant with a non-financial covenant of the Credit Facility. On August 26, 2015, the Company received a waiver from Comerica Bank and expects to be compliant in subsequent periods. The non-compliance had no impact on the Company’s condensed consolidated financial statements. The Company was in compliance with all financial covenants contained in the Credit Facility as of July 31, 2015.
The Company incurred $0.7 million of fees in connection with the Amended and Restated Credit Facility which were capitalized and are being amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the Credit Facility. The Company incurred amortization expense on deferred financing costs of $0.1 million for the three months ended July 31, 2015. There was no deferred financing cost amortization for the three months ended July 31, 2014.

8. Net Loss Per Share Applicable to Common Stockholders
The following table sets forth the computations of net loss per share applicable to common stockholders for the three months ended July 31, 2015 and 2014, respectively (in thousands, except net loss per share data):

	Three Months Ended July 31,
	2015	2014
Net loss from continuing operations	$(10,244)	$(10,308)
Net loss from discontinued operations, net of tax	—	(1,257)
Net loss applicable to common stockholders	$(10,244)	$(11,565)
Basic and diluted loss per share
Continuing operations	$(0.13)	$(0.13)
Discontinued operations	—	(0.02)
Basic and diluted loss per share:	$(0.13)	$(0.15)
Basic and diluted weighted average number of shares outstanding	80,174	77,766
Potentially dilutive securities (1):
Outstanding stock options	324	922
Restricted shares	58	170

(1)	The impact of potentially dilutive securities on earnings per share is anti-dilutive in a period of net loss.

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
We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income and sales tax liabilities against us.  Although we believe our tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different from our historical income and sales tax provisions and accruals.  Developments in an audit or litigation could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. As of July 31, 2015, the Company was in the process of assessing the sales tax status of the Bazaarvoice enterprise service offering with sales tax agencies in certain states in which it operates.  For these states, the Company has accrued a liability of $0.6 million, representing the best estimate of sales tax obligations it believes is probable to be incurred.
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

Forward Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended April 30, 2015, filed on June 25, 2015. In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions, although not all forward-looking statements contain these words. Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. Factors that can cause actual results to differ materially from those reflected in the forward-looking statements include, among others, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended April 30, 2015 and this Quarterly Report on Form 10-Q. We urge you not to place undue reliance on these forward looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable securities laws and regulations. Historical results are not necessarily indicative of the results expected for any future period.
Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to:

•	our ability to develop and launch new products and the market's acceptance of such new products;

•	our ability to retain clients and satisfy their obligations and needs and upsell to existing clients;

•	our ability to maintain pricing for our products and services;

•	our ability to attract new clients and launch without delays;

•	our ability to increase adoption of our platforms by our clients’ internal and external users;

•	our ability to protect our users’ information and adequately address security and privacy concerns;

•	our ability to maintain an adequate rate of growth;

•	our ability to effectively execute and adapt our business model in a dynamic market;

•	our future expenses;

•	our ability to expand our network;

•	our ability to integrate clients, employees and operations of acquired companies into our business;

•	our ability to earn revenue based on ads that are served on our network;

•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;

•
our plan to continue investing in long-term growth and research and development, enhancing our platforms and pursuing strategic acquisitions of complementary businesses and technologies to drive future growth;

•	our ability to increase engagement of our solutions by our clients, partners and professional organizations and launch those solutions without delay;

•	our anticipated trends of our operating metrics and financial and operating results;

•	the effects of increased competition and commoditization of products we offer, including pricing pressure, reduced profitability or loss of market share;

•	our ability to effectively manage our growth and control expenses as we seek to achieve profitability;

•	our ability to successfully enter new markets and manage our international expansion and sell our products internationally;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	the impact of the Department of Justice stipulation regarding PowerReviews on our business;

•	the attraction and retention of qualified employees and key personnel;

•	our expectations regarding the outcome of litigation proceedings; and

•	other risk factors included under “Risk Factors” in this Quarterly Report on Form 10-Q.

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
For the three months ended July 31, 2015, through the continued enhancement and expansion of our social commerce platform, we achieved continued growth in the number of active clients as compared to the three months ended July 31, 2014. Our revenue from continuing operations was $48.9 million for the three months ended July 31, 2015, which represents a 6.3% increase from the three months ended July 31, 2014.
As of July 31, 2015, we had 834 full-time employees compared to 787 full-time employees the same period last year.
For the remainder of fiscal year 2016, we plan to continue to invest for long-term growth. We expect to continue the enhancement of our platforms by developing new solutions, adding new features and functionality and expanding the potential applications of our existing solutions. We also plan to continue our investments in research and development and may pursue strategic acquisitions of complementary businesses and technologies that will enable us to continue to drive growth in the future.
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

	Three Months Ended July 31,
	2015	2014
	(in thousands, except number of clients and client retention rate)
Revenue:
SaaS	$46,830	$44,324
Advertising (previously referred to as media)	2,046	1,653
Total revenue	$48,876	$45,977
Cash flow used in operations (1)	$(6,262)	$(3,412)
Number of active clients (period end) (2)	1,337	1,189
SaaS revenue per active client (3)	$35.1	$38.8
Active client retention rate (4)	95.0%	97.4%
Total revenue per employee (5)	$58.9	$58.9
Saas impressions served (in millions)	71,019	61,260

(1)	Cash flow used in operations include combined cash flows from continuing operations along with discontinued operations.

(2)
Beginning as of our first fiscal quarter of 2016, we define an active client as an organization from which we have a committed contractual obligation and are recognizing revenue as of the last day of the quarter, and we count organizations that are closely related as one client, even if they have signed separate contractual agreements. All periods prior to the first quarter of fiscal 2016 have been revised to conform to this definition of an active client from continuing operations.

(3)	Calculated based on the average number of active clients for the three month period from continuing operations.

(4)	Calculated based on active client retention over a three month period from continuing operations.

(5)	Calculated based on the average number of full-time employees for the three month period.
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
Advertising revenue (previously referred to as media revenue) consists primarily of fees charged to advertisers when their advertisements are displayed on our publishers’ websites and is net of amounts due to such publishers.
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
Number of Active Clients
Beginning as of our first quarter of 2016, we define an active client as an organization from which we have a committed contractual obligation and are recognizing revenue as of the last day of the quarter, and we count organizations that are closely related as one active client, even if they have signed separate contractual agreements. All periods prior to the first quarter of fiscal 2016 have been revised to conform to this definition of an active client from continuing operations.
SaaS Revenue per Active Client
SaaS revenue per active client is calculated as SaaS revenue recognized during the period divided by the average number of active clients for the period. Since some of our new clients are added at initial pricing that is lower than our average pricing, our SaaS revenue per client could decline in the future. Saas revenue per active client has been revised for all prior periods as a result of the change in the definition of active client as defined above.

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
All prior periods have been revised to conform to the current period definition of an active client as defined above.
Total Revenue per Employee
Revenue per employee is calculated as revenue recognized during the period divided by the average number of full-time employees for the period. We believe revenue per employee is a leading indicator of our productivity and operating leverage. The growth of our business is dependent on our ability to hire the talented people we require to effectively capitalize on our market opportunity and scale with growth while maintaining a high level of client service.
SaaS Impressions
We define an impression as a single instance of online word of mouth delivered to an end user’s web browser. We believe that in combination with our active client base, impressions delivered is an indicator of the reach of our network.
Key Components of Our Condensed Consolidated Statements of Operations
Revenue
We generate revenue principally from fixed commitment subscription contracts under which we provide clients with various services, including access to our hosted software platforms. For agreements with multiple elements, we evaluate each element in the arrangement to determine whether is represents a separate unit of accounting and recognize the allocated revenue for each unit of accounting over the respective service period. We sell these services under contractual agreements for service terms that are generally one year in length. Clients typically commit to fixed rate fees for the service term. Any revenue that does not meet the revenue recognition criteria is recorded as deferred revenue on our balance sheet. We invoice clients on varying billing cycles, including annually, quarterly and monthly; therefore, our deferred revenue balance does not represent the total contract value of our non-cancelable subscription agreements. Fees payable under these agreements are due in full within 30 to 90 days of invoicing and are non-refundable regardless of the actual use of the services and contain no general rights of return. No single client accounted for more than 10% of our revenue for the three months ended July 31, 2015 and 2014.
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
Sales and marketing. Sales and marketing expenses consist primarily of personnel costs for our sales, marketing and business development employees and executives, including salaries, benefits, stock-based expense, bonuses and commissions earned by our sales personnel. Sales and marketing also includes non-personnel costs such as professional fees, an allocation of our general overhead expenses and the costs of our marketing and brand awareness programs. Our marketing programs include our Social Summits, regional user groups, corporate communications, public relations and other brand building and product marketing expenses. We expense sales commissions when a client contract is executed because we believe our obligation to pay a sales commission arises at that time. We plan to continue investing in sales and marketing by focusing our marketing efforts on direct sales support and pipeline generation, which we believe will enable us to add new clients and increase penetration within our existing client base. We expect that in the foreseeable future, sales and marketing expenses may decrease as a percentage of revenue due to sales and marketing productivity as we have additional products and solutions to sell; however, sales and marketing will continue to be our largest operating cost.
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
General and administrative. General and administrative expenses consist primarily of personnel costs, including salaries, benefits, stock-based expense and bonuses for our administrative, legal, human resources, finance, accounting and information technology employees and executives. Also included are non-personnel costs, such as travel-related expenses, professional fees and other corporate expenses, along with an allocation of our general overhead expenses. We will continue to incur incremental costs to meet the increased compliance requirements associated with being a public company. Those costs include increases in our accounting and legal personnel, additional consulting, legal, audit and tax fees, insurance costs, board of directors’ compensation and the costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act. However, we expect our general and administrative expenses to decrease as a percentage of revenue over time due to the economies of scale.
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

	Three Months Ended July 31,
	2015	2014
	(in thousands)
Revenue	$48,876	$45,977
Cost of revenue (1)	19,548	16,356
Gross profit	29,328	29,621
Operating expenses:
Sales and marketing (1)	19,166	20,995
Research and development (1)	10,533	9,730
General and administrative (1)	8,238	7,893
Acquisition-related and other	702	492
Amortization of acquired intangible assets	309	309
Total operating expenses	38,948	39,419
Operating loss	(9,620)	(9,798)
Total other expense, net	(712)	(498)
Loss from continuing operations before income taxes	(10,332)	(10,296)
Income tax expense (benefit)	(88)	12
Net loss from continuing operations	$(10,244)	$(10,308)
Other Financial Data:
Adjusted EBITDA from continuing operations (2)	$(3,269)	$(5,280)
(1)

Includes stock-based expense as follows:
Cost of revenue	$472	$314
Sales and marketing	1,084	944
Research and development	757	647
General and administrative	1,736	1,217

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
The following table presents a reconciliation of net loss from continuing operations, the most comparable GAAP measure, to Adjusted EBITDA from continuing operations for each of the periods indicated:

	Three Months Ended July 31,
	2015	2014
	(in thousands)
GAAP net loss from continuing operations	$(10,244)	$(10,308)
Stock-based expense	4,049	3,122
Adjusted depreciation and amortization	1,600	1,334
Acquisition-related and other expense	702	492
Other stock-related benefit (1)	—	(430)
Income tax expense (benefit)	(88)	12
Total other expense, net	712	498
Adjusted EBITDA from continuing operations	$(3,269)	$(5,280)

(1)
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
Consolidated Statements of Operations Data:

	Three Months Ended July 31,
	2015	2014
Revenue	100.0%	100.0%
Cost of revenue	40.0	35.6
Gross profit	60.0	64.4
Operating expenses:
Sales and marketing	39.2	45.6
Research and development	21.6	21.1
General and administrative	16.9	17.2
Acquisition-related and other	1.4	1.1
Amortization of acquired intangible assets	0.6	0.7
Total operating expenses	79.7	85.7
Operating loss	(19.7)	(21.3)
Total other expense, net	(1.5)	(1.1)
Loss from continuing operations before income taxes	(21.1)	(22.4)
Income tax expense (benefit)	(0.2)	—
Net loss from continuing operations	(21.0)%	(22.4)%
Other Financial Data:
Adjusted EBITDA from continuing operations (1)	(6.7)%	(11.5)%
(1) Includes stock-based expense as follows:
Cost of revenue	1.0%	0.7%
Sales and marketing	2.2	2.1
Research and development	1.5	1.4
General and administrative	3.6	2.6

(1)
We define Adjusted EBITDA from continuing operations as GAAP net loss from continuing operations adjusted for stock-based expense, contingent considerations related to acquisition, adjusted depreciation and amortization (which excludes amortization of capitalized internal-use software development costs), integration and other costs related to acquisitions, other non-business costs and benefits, income tax expense and other (income) expense, net. See Note (2) to the Consolidated Statement of Operations Data on page 20 of this Quarterly Report on Form 10-Q for a reconciliation of net loss to Adjusted EBITDA from continuing operations.

Comparison of the Three Months Ended July 31, 2015 and 2014
Revenue

	Three Months Ended July 31,
	2015	2014	% Change
	(dollars in thousands)
Revenue	$48,876	$45,977	6.3%
Our revenue increased $2.9 million, or 6.3%, for the three months ended July 31, 2015 compared to the three months ended July 31, 2014. This increase is composed of a $2.5 million increase in SaaS revenue and a $0.4 million increase in Advertising revenue. Of the $2.5 million increase in SaaS revenue, $0.3 million was largely generated from new launches of active clients utilizing our platform and solutions since the prior year period. The remaining $2.2 million increase was generated from existing clients due to increased subscriptions of our products and offerings. For the three months ended July 31, 2015, net new active client additions were 6 and our active client retention rate was 95.0% compared to net new active client additions of 93 and active client retention rate of 97.4% for the three months ended July 31, 2014. Our client retention rates can be impacted due to a variety of reasons including, but not limited to, non-renewals and the cyclical and discretionary nature of marketing and advertising spending. SaaS revenue per active client (in thousands) was $35.1 for the three months ended July 31, 2015, compared to SaaS revenue per active client (in thousands) of $38.8 for the three months ended July 31, 2014.

Cost of Revenue and Gross Profit Percentage

	Three Months Ended July 31,
	2015	2014	% Change
	(dollars in thousands)
Cost of revenue	$19,548	$16,356	19.5%
Gross profit	29,328	29,621	(1.0)
Gross profit percentage	60.0%	64.4%
Cost of revenue increased $3.2 million, or 19.5%, for the three months ended July 31, 2015 compared to the three months ended July 31, 2014. This increase was primarily due to an increase of $1.4 million in personnel–related expenses as a result of increased headcount needed to support implementation of our new and existing product offerings along with the addition of new clients. Additional increases for the three months ended July 31, 2015 include $1.2 million in costs associated with hosting services due to an increase in the volume of impressions, and $0.6 million related to professional services, travel, marketing and facility related expenses.
Operating Expenses

	Three Months Ended July 31,
	2015		2014
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Sales and marketing	$19,166	39.2%	$20,995	45.6%	(8.7)%
Research and development	10,533	21.6	9,730	21.1	8.3
General and administrative	8,238	16.9	7,893	17.2	4.4
Acquisition-related and other	702	1.4	492	1.1	42.7
Amortization of acquired intangible assets	309	0.6	309	0.7	—
Total operating expenses	$38,948	79.7%	$39,419	85.7%	(1.2)%
Sales and marketing. Sales and marketing expenses decreased by $1.8 million, or 8.7%, for the three months ended July 31, 2015 compared to the three months ended July 31, 2014. For the three months ended July 31, 2015, personnel-related expenses decreased $0.4 million due to reduced headcount and restructuring of our sales and marketing team as we continue to focus on sales efficiencies. Marketing decreased $0.7 million due to a decrease in headcount and a decline in customer events for the three months ended July 31, 2015. Professional services decreased by $0.8 million due to decreased use of third-party contractor resources for the three months ended July 31, 2015.
Research and development. Research and development expenses increased by $0.8 million, or 8.3%, for the three months ended July 31, 2015 compared to the three months ended July 31, 2014. Personnel-related expenses increased $1.0 million for the three months ended July 31, 2015, partially offset by a decrease of $0.2 million in professional services due to decreased use of third-party contractor resources for the three months ended July 31, 2015.
General and administrative. General and administrative expenses increased $0.3 million, or 4.4%, for the three months ended July 31, 2015 compared to the three months ended July 31, 2014. Personnel-related expenses increased $0.7 million for the three months ended July 31, 2015, offset by a $0.4 million decrease in professional and legal fees. Additionally, facilities-related expenses increased by $0.5 million, offset by a decrease in bad debt expense of $0.5 million due to improved receivables collections for the three months ended July 31, 2015.
Acquisition-related and other. Acquisition-related and other expenses increased $0.2 million, or 42.7%, for the three months ended July 31, 2015 compared to the three months ended July 31, 2014. This increase was primarily for legal and other advisory costs incurred to comply with our ongoing obligations from the divestiture of the PowerReviews business.
Amortization of acquired intangibles. Amortization for acquired intangible assets stayed relatively constant at $0.3 million in the three months ended July 31, 2015 and 2014. Amortization of acquired intangible assets represents amortization of acquired customer relationship intangible assets from FeedMagnet and Longboard Media.

Other Expense, Net

	Three Months Ended July 31,
	2015		2014
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Interest income	$77	0.2%	$6	—%	1,183.3%
Interest expense	(571)	(1.2)	(232)	(0.5)	146.1
Other expense	(218)	(0.5)	(272)	(0.6)	(19.9)
Total other expense, net	$(712)	(1.5)%	$(498)	(1.1)%	43.0%
Total other expense, net, increased by $0.2 million for the three months ended July 31, 2015 compared to the three months ended July 31, 2014 primarily due to an increase in interest expense on our revolving line of credit for the three months ended July 31, 2015.
Income Tax Expense (Benefit)

	Three Months Ended July 31,
	2015		2014
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Income tax expense (benefit)	$(88)	(0.2)%	$12	—%	(833.3)%
Income tax benefit increased by $0.1 million in the three months ended July 31, 2015 compared to the three months ended July 31, 2014. The increase in tax benefit for the three months ended July 31, 2015 was primarily attributable to estimated foreign and state income tax.

Liquidity and Capital Resources
Our principal source of liquidity at July 31, 2015 consisted of $103.1 million of cash and cash equivalents and short term investments. Cash and cash equivalents consist of cash, money market funds, commercial paper, corporate bonds and certificates of deposit. Our short-term investments consist of certificates of deposit, municipal bonds, commercial paper, U.S. Treasury notes and bonds that are a guaranteed obligation of the U.S. Government, corporate notes and corporate bonds. As of July 31, 2015, the amount of cash and cash equivalents held by foreign subsidiaries was $5.1 million. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
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
We typically invoice our new and existing SAAS business clients for our subscription services in a varying mix of frequencies such as; monthly, quarterly, semiannual and annual billings. Bookings and therefore billings for our SaaS business are typically higher in the second half of our fiscal year while billings for our advertising business increase significantly during the holiday season. These factors result in an increase in our accounts receivable. Similarly, increases in new client launches lead to increased billings, which in turn also increases our accounts receivable. The operating cash flow benefit of increased billing activity generally occurs in the subsequent quarters when we collect from our clients.

Days sales outstanding (“DSO”) is calculated by dividing period end accounts receivable by average daily sales for the fiscal quarter. DSO was 95 days for the three months ended July 31, 2015 compared to 76 days for the three months ended July 31, 2014. Accounts receivable increased due to the factors described above, the timing of our sales and cash collections, and an increase in annual billings.
Our DSO fluctuates from period to period and year over year, primarily due to the seasonal nature of our new bookings and related renewals, the seasonal nature of our advertising business and the frequency of our customer billings which vary throughout the fiscal year. These trends result in changes in accounts receivable balances that are different than our revenue growth trends. Although period end accounts receivable fluctuates because of these factors, the average daily sales for the period do not because we recognize revenue ratably over the terms of our customer contracts. Accordingly, our average daily sales are not influenced by factors such as seasonality, billing frequency and billing timing.
The following table summarizes our cash flows for the periods indicated (including cash flows from discontinued operations):

	Three Months Ended July 31,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(6,262)	$(3,412)
Net cash provided by (used in) investing activities	4,475	(4,983)
Net cash provided by financing activities	1,101	1,157
Net Cash Used in Operating Activities
Net cash used in operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of clients using our platforms and the amount and timing of client payments.
For the three months ended July 31, 2015, operating activities used $6.3 million of cash after changes in our operating assets and liabilities, offsetting a net loss of $10.2 million. The net loss includes non-cash depreciation and amortization of $3.6 million, non-cash stock-based expense of $4.0 million and non-cash bad debt, amortization of deferred financing costs and other non-cash expenses of $0.2 million. Accounts receivable, prepaid expenses and other current assets and other non-current assets resulted in a decrease in cash of $1.4 million. A decrease in cash of $5.0 million in accounts payable and accrued expenses and other current liabilities was offset by a $2.5 million increase in cash related to deferred revenue; resulting in a net decrease of $6.3 million due to changes in operating assets and liabilities.
For the three months ended July 31, 2014, operating activities used $3.4 million of cash after changes in our operating assets and liabilities offset a net loss of $11.6 million, which included non-cash depreciation and amortization of $2.8 million, non-cash loss on disposal of discontinued operations, net of tax, of $1.5 million, non-cash stock-based expense of $3.2 million and non-cash bad debt and other non-cash expense of $0.9 million. The $0.4 million decrease in accounts receivable was offset by a $0.5 million increase in prepaid expenses and other current assets and other non-current assets. The decrease in accrued expenses and other current liabilities and other long-term liabilities of $2.7 million was partially offset by a $2.6 million increase in accounts payable and deferred revenue; resulting in a net decrease of $0.2 million due to changes in operating assets and liabilities. Included in changes for accrued liabilities and accounts payable was $0.8 million which we spent on legal and advisory fees for the divestiture of PowerReviews.
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
For the three months ended July 31, 2015, investing activities provided $4.5 million, which was primarily the result of proceeds of $4.5 million from the release of escrow funds associated with the sale of the PowerReviews business and proceeds from maturities of short-term investments of $18.2 million, offset by $15.2 million of purchases of short term investments and $3.0 million in purchases of property, equipment and capitalized internal-use software development costs.
For the three months ended July 31, 2014, investing activities used $5.0 million which included $27.2 million of purchases of short term investments, net, and $3.3 million purchases of property, equipment and capitalized internal-use software development costs offset by proceeds of $25.5 million from the sale of the PowerReviews business.

Net Cash Provided by Financing Activities
Our financing activities have consisted primarily of borrowings under our line of credit, net proceeds from the issuance of common stock and proceeds from the exercises of options to purchase common stock.
For the three months ended July 31, 2015, financing activities provided $1.1 million due to proceeds of $0.4 million from the exercise of options to purchase our common stock and contributions of $0.7 million to our Employee Stock Purchase Plan.
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
Contractual Obligations and Commitments
There have been no material changes to the contractual obligations table included in our Annual Report on Form 10-K for the year ended April 30, 2015, filed with the SEC on June 25, 2015.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and the Use of Estimates
Preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015, filed on June 25, 2015 describe the significant accounting estimates and policies used in the preparation of our condensed consolidated financial statements. Actual results in these areas could differ from management’s estimates. During the three months ended July 31, 2015, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015, filed on June 25, 2015.
Critical Accounting Policies and the Use of Estimates
Intangibles – Goodwill and Other – Internal Use Software
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
Revenue
In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”) which provides updated, comprehensive revenue recognition guidance for contracts with customers, including a new principles-based five step framework that eliminates much of the industry-specific guidance in current accounting literature. Under ASU 2014-09, revenue recognition is based on a core principle that companies recognize revenue in an amount consistent with the consideration it expects to be entitled to in exchange for the transfer of goods or services. The standards update also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of recognized revenue. In August 2015, The FASB issued Accounting Standards Update 2015-14, "Revenue from Contracts with Customers," ("ASU 2015-14") which defers the effective date of ASU 2014-09 by one year. The updated guidance will be effective for annual periods beginning after December 15, 2017 and may be applied on either a full or modified retrospective basis. Early adoption is permitted for annual periods beginning after December 15, 2016, the original effective date of ASU 2014-09. The updated guidance will be effective for the fiscal year ending April 30, 2019 and the Company is currently evaluating the impact of this standards update on the Company’s condensed consolidated financial statements.

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
We assess the market risk of changes in foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows of a hypothetical 10% change in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The effect of an immediate 10% adverse change in exchange rates on foreign currency denominated monetary assets and liabilities, principally accounts receivable and intercompany balances, as of July 31, 2015, would be immaterial.
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
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2015. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2015.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended July 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
For a description of our legal proceedings, see Note 9, Commitments and Contingencies, to the Notes to Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this report, and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations, cash flows and financial condition.
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
Our revenue, expenses, operating results and cash flows have fluctuated from quarter to quarter in the past and are likely to continue to do so in the future. These fluctuations are due to, or may in the future result from, many factors, some of which are outside of our control, including:

•
our ability to sell additional solutions, including our advertising solutions, to existing clients and to add new clients, in multiple regions around the world, particularly in the United States and Europe, which has fluctuated and is likely to continue to fluctuate, due to the effectiveness of our sales execution, general economic conditions, increased competition, the timing of larger sales opportunities and other factors affecting our sales in each of these regions;

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

We offer our social commerce solutions primarily through subscription agreements and generally recognize revenue ratably over the related subscription period, while revenue from our advertising services is generally recognized in the month services are provided. As a result of both types of arrangements, revenue attributable to a contract signed in a particular quarter will not be fully and immediately recognized in the quarter in which the contract is signed. Because we incur most costs associated with generating client contracts at the time of sale, we may not recognize revenue in the same period in which we incur the related costs of sale. Timing differences of this nature could cause our margins and our operating income or losses to fluctuate significantly from quarter to quarter, and such fluctuations may be more pronounced in quarters in which we experience a change in the mix of new clients as a percentage of total clients.
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
We have incurred significant losses in each fiscal period since our inception in 2005. We experienced net losses of $33.2 million and $52.8 million from continuing operations during fiscal years 2015 and 2014, respectively. As of July 31, 2015, we had an accumulated deficit of $237 million which also includes losses from discontinued operations. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire clients. Expenses associated with the integration of the clients, employees and operations of acquired companies into our business could further delay our profitability. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest to grow our business and acquire clients, develop our platforms and develop new products and solutions. These efforts may prove more expensive and more difficult than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new products and solutions could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our client base, we could also incur increased losses because costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. Additionally, we currently sell our products on a fixed price basis. However, many of the third-party costs associated with providing our products are subject to variable pricing. We cannot be certain that we will be able to attain or increase profitability on a client-by-client basis or on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.
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
In order for us to improve our operating results, it is important that our clients renew their agreements with us when the initial term expires and also purchase additional solutions from us. We offer most of our social commerce solutions primarily through subscription agreements and generally recognize revenue ratably over the related subscription period. Our clients have no renewal obligation after their initial term expires, and we cannot assure you that we will be able to renew agreements with our clients at the same or higher contract value or at all. Moreover, under specific circumstances, our clients may have the right to cancel their agreements with us before they expire, for example, in the event of an uncured breach by us, or our clients may seek to renegotiate the terms of their contract prior to its expiration. Additionally, pursuant to the terms contained in the Joint Stipulation with the DOJ, we have agreed that during the period beginning on the date we completed the sale of PowerReviews (July 2, 2014) and ending on the later of one year and the termination date of a client’s contract, we will allow existing Bazaarvoice clients as of July 2, 2014 to terminate their contract with us should they choose to use the ratings and reviews solution offered by PowerReviews. Similarly, our contracts with our advertising clients and covering certain of our social commerce solutions generally do not include long-term obligations requiring them to purchase our services and are often cancelable upon short or no notice and without penalty. Any decline in our client renewals or expansions would likely harm our future operating results, especially if we are unable to recognize sufficient revenue to offset related client acquisition costs prior to such termination or cancellation of our client agreements. If our clients, especially our larger clients, cancel their agreements, negotiate price concessions in their current agreements, do not renew their agreements, renew on less favorable terms to us or fail to purchase additional solutions, our revenue may decline, our ability to grow our revenue in the future could be adversely impacted and our operating results would likely be harmed. Our active client retention rates may decline in the future due to a variety of factors, including:

•	the availability, price, performance and functionality of our solutions and competing products and services;

•	our ability to demonstrate to clients the value of our solutions, particularly if we are unable to introduce planned solutions innovation;

•	poor performance or discontinuation of our clients’ brands;

•	changes in our clients’ marketing or advertising strategies which can be cyclical, reflecting overall economic conditions as well as budgeting and discretionary buying patterns;

•	our ability to provide quality customer service;

•	changes in key personnel at our clients;

•	reductions in our clients’ spending levels;

•	consolidation in our client base;

•	the development by our clients of internal solutions for their social commerce needs; and

•	the effects of economic downturns and global economic conditions.
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
Our ability to optimize the placement and scheduling of advertisements for our advertising clients and to grow our revenue through analytics and other data solutions depends on our ability to successfully leverage data that we and our clients collect and manage through the use of our solutions and services. Our ability to successfully leverage such data, in turn, depends on our ability to collect and obtain rights to utilize such data in our solutions and services and to maintain and grow our network of clients. We currently employ cookies, which are small files of non-personalized information placed on an Internet user’s computer, on a limited basis with respect to our social commerce solutions and more broadly with respect to our advertising services. The cookies are used to collect information related to the user, such as the user’s Internet Protocol, or IP, address, demographic information and history of the user’s interactions with our clients and any advertisements we deliver. If we are unable to effectively utilize or introduce cookies more broadly, our ability to collect such data could be impaired.
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
Finally, in order to obtain the critical mass of data necessary for our analytics and other data solutions to have value for our clients, we will need to maintain and grow our client base. Currently, a substantial amount of the data to which we have access is collected by a small number of our clients. Consequently, the loss of a single client could have a disproportionate impact on the data that is available to us. Any of these limitations on our ability to successfully leverage data could have a material adverse effect on our ability to increase our revenue through advertising services, analytics and other data solutions; could adversely affect our ability to grow our revenues and could harm our future operating results.

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
Our advertising business model involves significant risks.
Growth in our advertising revenues depends on our ability to maintain and expand our existing relationships with advertisers and publishers and our ability to develop new relationships with other advertisers and publishers. Growth in our advertising revenues also depends on our ability to continue offering effective products and services for advertisers and publishers. As the advertising market generates and develops new concepts and technology, we may incur additional costs to implement more effective products and services. As programmatic advertising gains traction with more advertisers and publishers, we continue to invest in and focus on programmatic platforms. Continuing to develop and improve these products and services may require significant time and additional investment. If we cannot continue to develop and improve our advertising products, services and technologies in a timely fashion, our advertising revenues could be adversely affected.
The commercial attractiveness of our advertising solutions that we may offer to publishers and advertisers depends on a variety of complex and evolving factors, among them the effective functioning and improvement of learning algorithms, the ability to access and utilize relevant data about consumers and their consumption habits and, with respect to programmatic advertising exchange-related activities, automated access to the advertising inventory and application programming interfaces of publishers as well as robust relationships with brand advertisers and agencies.
Our advertising solutions may become less attractive, and our results of operations may suffer, as a result of changes in laws and regulations and changes in industry standards generally. In addition, the following factors may further diminish the appeal of our advertising solutions and thereby negatively affect our results of operations: with respect to the availability of consumer data, changes in consumer choices; with respect to the functioning of algorithms, the failure or inability to access, collect or analyze relevant data (for technological reasons or otherwise); and with respect to programmatic exchange activities, access to publisher inventory and relationships with advertisers and agencies, technological limitations or restrictions imposed by advertisers and publishers themselves.
Additionally, advertising revenues are more unpredictable and variable than our revenues generated from our social commerce solutions, and are more likely to be adversely affected during economic downturns, as spending by advertisers tends to be cyclical in line with general economic conditions.
Our growth depends in part on the success of our relationships with third parties for the delivery and development of, and implementation support for, our solutions and services.
We currently depend on, and intend to pursue additional relationships with, various third parties related to our advertising services and product development, including technology, service providers and social advertising platforms. Identifying, negotiating and documenting these relationships requires significant time and resources, as does integrating our solutions with third-party technologies. In some cases, we do not have formal written agreements with our development partners. Even when we have written agreements, they are typically non-exclusive and do not prohibit our development partners from working with our competitors or from offering competing services. Our competitors may be effective in providing incentives to third parties to favor their products or services.

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
Our Curations product collects and curates consumer-generated images, video and social content from social advertising platforms such as Facebook, Instagram, Pinterest and Twitter. If these social medical companies change their technology or terms of use in ways that restrict or inhibit the way we can collect or use content, the success of this solution could be significantly impacted.
We use DoubleClick’s ad-serving platform to deliver and monitor ads for our advertising management services. There can be no assurance that DoubleClick, which is owned by Google, will continue providing these services, that our agreement with DoubleClick will be extended or renewed upon expiration on terms and conditions favorable to us or that we could identify another alternative vendor to take its place. Our agreement with DoubleClick also allows DoubleClick to terminate the agreement on the occurrence of certain events, including material breach of the agreement by us, and to suspend provision of the services if DoubleClick determines that our use of its service violates certain terms of the agreement.
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
As part of our business, we collect and store personal information. We expect our collection and storage of personal information to increase, primarily in connection with our efforts to expand our advertising services, analytics, and other data solutions. The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet have recently come under increased public scrutiny and as a result there are an increasing number of regulations and industry standards that affect our business.
Regulators, including the Federal Trade Commission (“FTC”), continue to more broadly define personal information. As a result of such broadened definition, our ability to use such personal information is increasingly restricted and may limit or inhibit our ability to operate or expand our business. For example, the U.S. government, including the White House, Congress, and the FTC are reviewing the need for greater regulation for the use, collection and disclosure of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. Proposed legislation could, if enacted, impose additional requirements and/or prohibit the use, collection, storage and disclosure of information concerning consumer behavior on the Internet and restrict or otherwise prohibit the use of certain technologies that track individuals’ activities on web pages or across the Internet. Such laws and regulations could restrict our ability to collect and use web browsing data and personal information, which may result in financial penalties, litigation, regulatory investigations, negative publicity, reduced growth opportunities and other significant liabilities. We will also face additional privacy issues as we continue to expand in international markets, as many nations and economic regions have privacy protections that are more stringent or otherwise at odds with those in the United States. For example, the European Union is in the process of proposing reforms to its existing data protection legal framework, which will result in a greater compliance burden for companies with users in Europe. Further, German companies often require even more stringent privacy controls than other markets within the EU, which may limit our ability to expand in that market. Complying with new EU privacy requirements, whether imposed by regulation or contract, will require additional expenditures and may require other significant liabilities. The recently enacted Australian Privacy Principles (APP) likewise increase the complexities of operating in that country. The complex web of privacy and data security requirements across the various countries or economic regions that we operate within may be inconsistently applied and conflict with other applicable requirements, our business practices, or our contractual commitments to customers.
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
As of July 31, 2015, we had eight issued U.S. patents, 20 pending U.S. non-provisional patent applications and 2 pending U.S. provisional patent applications. We cannot be certain that any additional patents will be issued with respect to our patent applications. Any current or future patents issued to us may be challenged, invalidated or circumvented, may not provide sufficiently broad protection or may not prove to be enforceable inactions against alleged infringers. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.
We face potential liability and expenses for legal claims based on online word of mouth and other third-party content that is enabled and delivered by our solutions and services. If we are required to pay damages or expenses in connection with these legal claims, our operating results and business may be harmed.
Our solutions enable our clients to collect and display user-generated content, in the form of online word of mouth, on their websites and other third-party websites. We are also involved in the syndication and moderation of such content and the delivery of other forms of third-party content in connection with our advertising services. Consequently, in connection with the operation of our business, we face potential liability based on a variety of theories, including fraud, defamation, negligence, copyright or trademark infringement or other legal theories based on syndication or moderation of this information and under various laws, including the Lanham Act and the Copyright Act. In addition, it is also possible that consumers could make claims against us for losses incurred in reliance upon information enabled by our solutions, syndicated, moderated or delivered by us or displayed on our clients’ websites or social networks. These claims, whether brought in the United States or abroad, could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merit of these claims. If we become subject to these or similar types of claims and are not successful in our defense, we may be forced to pay substantial damages. There is no guarantee that we will avoid future liability and potential expenses for legal claims based on the content of the materials that our solutions and services enable. Should the content enabled by our solutions and services give rise to claims against us, we could be subject to substantial liability, which could have a negative impact on our business, revenue and financial condition.
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
We have been in the past, and in the future may be, subject to legal actions in the ordinary course of our operations, both domestically and internationally. See Note 9, Commitments and Contingencies, to the Note to Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for further description of these claim. There can be no assurances as to the favorable outcome of any litigation. An unfavorable outcome in any litigation matter against us could result in additional litigation. In addition it can be costly to defend litigation and these costs could negatively impact our financial results.
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
Our success depends in large part on our ability to retain and attract high-quality management and operating personnel. We do not maintain key person life insurance policies on any of our employees. We may not be able to offset the impact on our business of the loss of the services of one or more of our executive officers or key employees. Our business also requires skilled technical and sales personnel, who are in high demand and are often subject to competing offers. As we expand into new vertical and geographic markets, we will require personnel with expertise in these new areas. Competition for qualified employees is intense in our industry. We continue to experience increased employee turnover and have incurred additional expenses as a result. An inability to retain, attract, relocate and motivate additional highly skilled employees required for the operation and planned expansion of our business could harm our operating results and impair our ability to grow. To retain and attract key personnel, we use various measures, including an equity incentive program and incentive bonuses for executive officers and other key employees. These measures may not be sufficient to retain and attract the personnel we require to operate our business effectively. A significant portion of the stock options held by our employees have exercise prices that are higher than the current market price for our common stock. As a result, such stock options may no longer provide additional incentive for our employees to remain employed by us and we may be required to issue additional equity grants to retain key employees. In addition, in making employment decisions, particularly in the technology industry, job candidates often consider the value of the stock options they are to receive in connection with their employment. Significant volatility in the price of our stock may, therefore, adversely affect our ability to retain and attract key employees.
Our growth could strain our personnel, technology and infrastructure resources, and if we are unable to effectively manage our growth, our operating results may suffer.
Since our inception, we have experienced growth, which has increased the complexity of our operations. As our operations have expanded, we have grown from 640 full-time employees at April 30, 2012 to 834 full-time employees at July 31, 2015. We have increased the size of our client base from 782 active clients at April 30, 2012 to 1,337 active clients at July 31, 2015. The rapid growth and increasing complexity have demanded, and will continue to demand, substantial resources and attention from our management, most of whom have limited experience in managing a business of our size and complexity. We expect to continue to hire more employees in the future as we grow our business. To manage the expected growth of our operations and personnel and to support financial reporting requirements as a public company, we will need to continue to improve our operational, financial, technology and management controls and our reporting systems and procedures. Further, to accommodate our expected growth we must continually improve and maintain our technology, systems and network infrastructure. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Our inability to expand our personnel and operations in an efficient manner could result in difficulty in acquiring new clients or retaining existing clients, declines in quality or client satisfaction, increases in expenses relative to our revenue and challenges in developing and introducing new solutions, any of which could adversely affect our operating results.
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
As of July 31, 2015, we had federal net operating loss carry-forwards of $194.7 million due to prior period losses, which expire beginning in 2027. We also have federal research tax credit carry-forwards of approximately $7.8 million that will begin to expire in 2027. As of July 31, 2015, we had state net operating loss carry-forwards of $110.3 million, which will begin expiring in 2016 if not utilized, and research and development credits of $2.7 million, of which a portion will begin expiring in 2034 and a portion will not expire. Realization of these net operating loss and research tax credit carry-forwards depends on many factors, including our future income. There is a risk that due to regulatory changes or unforeseen reasons our existing carry-forwards could expire or otherwise be unavailable to offset future income tax liabilities, which would adversely affect our operating results. In addition, under Section 382/383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards or other pre-change tax attributes to offset U.S. federal and state taxable income may be subject to limitations.
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
The price of our common stock could decline if there are substantial sales of our common stock in the public stock market. We had an aggregate of 80,543,474 outstanding shares of common stock as of August 28, 2015. Shares beneficially owned by our affiliates and certain employees are subject to volume and other restrictions under Rules 144 or 701 of the Securities Act, as well as our insider trading policy and any applicable 10b5-1 trading plan. Certain of our employees, including many of our executive officers, have entered into 10b5-1 trading plans providing for sales of shares of our common stock from time to time.
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

If we fail to maintain effective internal control over financial reporting in the future, we may not be able to accurately report our financial results or prevent fraud.
Preparing our consolidated financial statements involves a number of complex manual and automated processes, which are dependent upon individual data input or review and require significant management judgment. One or more of these elements may result in errors that may not be detected and could result in a material misstatement of our consolidated financial statements.
As part of our efforts to continue improving our internal control over financial reporting, we plan to continue to upgrade our existing financial information technology systems in order to automate several controls that are currently performed manually. We may experience difficulties in transitioning to these upgraded systems, including loss of data and decreases in productivity, as personnel become familiar with these new systems. In addition, our management information systems will require modification and refinement as our business needs change, which could prolong difficulties we experience with systems transitions, and we may not always employ the most effective systems for our purposes. If we experience difficulties in implementing new or upgraded information systems or experience significant system failures, or if we are unable to successfully modify our management information systems or respond to changes in our business needs, we may not be able to effectively manage our business and we may fail to meet our reporting obligations.
The Sarbanes-Oxley Act requires, among other things, that as a publicly-traded company we disclose whether our internal control over financial reporting and disclosure controls and procedures are effective. If a material misstatement occurs in the future, we may fail to meet our future reporting obligations, we may need to restate our financial results and the price of our common stock may decline. Any failure of our internal controls could also adversely affect the results of the periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. Furthermore, any potential transition in enterprise resource planning or other major operational systems could impact the timely generation of our financial statements. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.
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

BAZAARVOICE, INC.

Dated: September 2, 2015	/s/ James R. Offerdahl
James R. Offerdahl
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation, as currently in effect	S-1	333-176506	3.1	August 26, 2011
3.2	Amended and Restated Bylaws, as currently in effect	S-1	333-176506	3.2	August 26, 2011
10.1*	Offer of Employment between the Registrant and Sara Spivey, dated April 11, 2015
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.