Form 10-Q
period 2015-10-31
Bazaarvoice Inc
filed 2015-12-08
CIK 1330421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of December 2, 2015 was 81,323,084.

Bazaarvoice, Inc.

Bazaarvoice, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except shares and per share data)
(unaudited)

	October 31, 2015	April 30, 2015
Assets
Current assets:
Cash and cash equivalents	$58,072	$54,041
Short-term investments	51,942	52,730
Accounts receivable, net of allowance for doubtful accounts of $3,738 and $3,992 as of October 31, 2015 and April 30, 2015, respectively	37,529	49,532
Prepaid expenses and other current assets	7,595	12,977
Total current assets	155,138	169,280
Property, equipment and capitalized internal-use software development costs, net	25,330	19,054
Goodwill	139,155	139,155
Acquired intangible assets, net	10,552	11,498
Other non-current assets	4,784	3,974
Total assets	$334,959	$342,961
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,543	$3,539
Accrued expenses and other current liabilities	21,304	27,397
Deferred revenue	56,735	60,400
Total current liabilities	85,582	91,336
Long-term liabilities:
Revolving line of credit	57,000	57,000
Deferred revenue less current portion	2,346	2,530
Other liabilities, long-term	3,693	712
Total liabilities	148,621	151,578
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock – $0.0001 par value; 150,000,000 shares authorized, 81,523,084 shares issued and 81,323,084 shares outstanding as of October 31, 2015; 150,000,000 shares authorized, 80,346,488 shares issued and 80,146,488 shares outstanding at April 30, 2015	8	8
Treasury stock, at cost – 200,000 shares as of October 31, 2015 and April 30, 2015	—	—
Additional paid-in capital	428,632	418,509
Accumulated other comprehensive loss	(710)	(638)
Accumulated deficit	(241,592)	(226,496)
Total stockholders’ equity	186,338	191,383
Total liabilities and stockholders’ equity	$334,959	$342,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except net loss per share data)
(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
Revenue	$49,926	$47,325	$98,802	$93,302
Cost of revenue	19,146	17,414	38,694	33,770
Gross profit	30,780	29,911	60,108	59,532
Operating expenses:
Sales and marketing	16,502	18,931	35,668	39,926
Research and development	10,354	9,306	20,887	19,036
General and administrative	7,643	8,100	15,881	15,993
Acquisition-related and other	224	2,326	926	2,818
Amortization of acquired intangible assets	310	310	619	619
Total operating expenses	35,033	38,973	73,981	78,392
Operating loss	(4,253)	(9,062)	(13,873)	(18,860)
Other income (expense), net:
Interest income	74	10	151	16
Interest expense	(461)	(250)	(1,032)	(482)
Other expense	(88)	(348)	(306)	(620)
Total other expense, net	(475)	(588)	(1,187)	(1,086)
Loss from continuing operations before income taxes	(4,728)	(9,650)	(15,060)	(19,946)
Income tax expense	124	258	36	270
Net loss from continuing operations	$(4,852)	$(9,908)	$(15,096)	$(20,216)
Loss from discontinued operations, net of tax	—	—	—	(1,257)
Net loss applicable to common stockholders	$(4,852)	$(9,908)	$(15,096)	$(21,473)
Net loss per share applicable to common stockholders:
Continuing operations	$(0.06)	$(0.13)	$(0.19)	$(0.26)
Discontinued operations	—	—	—	(0.02)
Basic and diluted loss per share:	$(0.06)	$(0.13)	$(0.19)	$(0.28)
Basic and diluted weighted average number of shares outstanding	80,678	78,280	80,426	78,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
Net loss	$(4,852)	$(9,908)	$(15,096)	$(21,473)
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustment	(103)	(456)	(73)	(458)
Unrealized gain (loss) on investments	(29)	(29)	1	18
Total other comprehensive loss, net of tax	(132)	(485)	(72)	(440)
Comprehensive loss	$(4,984)	$(10,393)	$(15,168)	$(21,913)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at April 30, 2015	80,346	$8	(200)	$—	$418,509	$(638)	$(226,496)	$191,383
Stock-based expense	—	—	—	—	7,958	—	—	7,958
Issuance of restricted stock awards	242	—	—	—	—	—	—	—
Exercise of stock options and vested restricted stock units	638	—	—	—	867	—	—	867
Shares issued under employee stock plans	297	—	—	—	1,298	—	—	1,298
Change in foreign currency translation adjustment	—	—	—	—	—	(73)	—	(73)
Change in unrealized gain on investments	—	—	—	—	—	1	—	1
Net loss applicable to common stockholders	—	—	—	—	—	—	(15,096)	(15,096)
Balance at October 31, 2015	81,523	$8	(200)	$—	$428,632	$(710)	$(241,592)	$186,338

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended October 31,
	2015	2014
Operating activities:
Net loss	$(15,096)	$(21,473)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	6,978	6,050
Loss on disposal of discontinued operations, net of tax	—	1,537
Stock-based expense	7,958	6,589
Bad debt expense	61	1,223
Excess tax benefit related to stock-based expense	—	(1)
Amortization of deferred financing costs	118	—
Other non-cash expense	45	229
Changes in operating assets and liabilities:
Accounts receivable	11,942	(2,156)
Prepaid expenses and other current assets	977	(508)
Other non-current assets	(930)	(205)
Accounts payable	2,149	455
Accrued expenses and other current liabilities	(6,008)	(1,355)
Deferred revenue	(3,850)	(1,794)
Other liabilities, long-term	2,960	(736)
Net cash provided by (used in) operating activities	7,304	(12,145)
Investing activities:
Proceeds from sale of discontinued operations	4,501	25,500
Purchases of property, equipment and capitalized internal-use software development costs	(10,455)	(6,238)
Decrease in restricted cash	—	(500)
Purchases of short-term investments	(39,855)	(41,047)
Proceeds from maturities of short-term investments	40,517	28,015
Proceeds from sale of short-term investments	—	5,012
Net cash provided by (used in) investing activities	(5,292)	10,742
Financing activities:
Proceeds from employee stock compensation plans	2,113	2,799
Excess tax benefit related to stock-based expense	—	1
Net cash provided by financing activities	2,113	2,800
Effect of exchange rate fluctuations on cash and cash equivalents	(94)	(476)
Net change in cash and cash equivalents	4,031	921
Cash and cash equivalents at beginning of period	54,041	31,934
Cash and cash equivalents at end of period	$58,072	$32,855
Supplemental disclosure of other cash flow information:
Cash paid for income taxes, net of refunds	$515	$717
Cash paid for interest	$1,075	$451
Supplemental disclosure of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable	$1,859	$—

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
On July 2, 2014, the Company completed the sale of its PowerReviews business. The operating results of this business have been presented as discontinued operations for the six month period ended October 31, 2014. The statement of cash flows is reported on a combined basis without separately presenting cash flows from discontinued operations. All other disclosures and amounts in the notes to the condensed consolidated financial statements relate to the Company’s continuing operations, unless otherwise indicated.
Prior Period Financial Statements Presentation
The Statement of Comprehensive Loss included in the financial statements in the Quarterly Report on Form10-Q filed for the period ended October 31, 2014 incorrectly excluded the loss from discontinued operations in Comprehensive Loss for the six month period ended October 31, 2014. The Company has revised the Statement of Comprehensive Loss for the period included in this financial statement. Management concluded these errors were not material to the previously issued financial statements.
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
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with GAAP, as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the three and six months ended October 31, 2015 are not necessarily indicative of results that may be expected for the fiscal year ending April 30, 2016 or any other period.
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
Derivative contracts were not material to our operations or net income for the three and six month periods ended October 31, 2015 and 2014. The Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.
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
The valuation techniques used to determine the fair value of our financial instruments having Level 2 inputs are valued using unadjusted, non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models. Our procedures include controls to ensure that appropriate fair values are recorded by a review of the valuation methods and assumptions. The Company did not hold any cash equivalents, restricted cash or short-term investments categorized as Level 3 as of October 31, 2015 or April 30, 2015.

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
No single client accounted for 10% or more of accounts receivable as of October 31, 2015 or April 30, 2015. No single client accounted for 10% or more of total revenue for the three and six months ended October 31, 2015 or 2014.
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
Multiple Deliverable Arrangements
Typically, revenue from new clients consists of agreements with multiple elements, comprised of subscription fees for the Company’s products and professional services. The Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within the Company’s control. Various subscription-based products have standalone value because they are routinely sold separately by the Company. In determining whether professional services can be accounted for separately from subscription services, the Company considered the availability of the professional services from other vendors, the nature of the Company’s professional services and whether the Company sells its applications to new clients without professional services. The majority of the Company’s professional services contracts are offered on a time and material basis. When these services are not combined with subscription and support revenue in a multiple-element arrangement, services revenue is recognized as the services are rendered.
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

Results from discontinued operations were as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
Revenues from discontinued operations	$—	$—	$—	$2,535
Income from discontinued operations before income taxes	$—	$—	$—	$303
Income tax expense	—	—	—	23
Net income from discontinued operations	—	—	—	280
Loss on disposal of discontinued operations, net of tax	—	—	—	(1,537)
Loss from discontinued operations, net of tax	$—	$—	$—	$(1,257)
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
As of October 31, 2015 there were no ‘assets held for sale’ as the divestiture of the PowerReviews business was completed on July 2, 2014. The $4.5 million held in escrow was released during the six months ended October 31, 2015, and the Company received no claims for indemnification under the definitive agreement.

4. Fair Value of Financial Assets and Liabilities
The following table summarizes the Company’s cash and cash equivalents as of October 31, 2015 and April 30, 2015 (in thousands):

	October 31, 2015	April 30, 2015
Demand deposit accounts	$49,830	$49,977
Money market funds	4,312	2,831
Municipal debt securities	256	102
Commercial paper	750	875
U.S. government agency debt securities	2,924	—
Corporate debt securities	—	256
Total cash and cash equivalents	$58,072	$54,041

The following table summarizes the Company’s short-term investments as of October 31, 2015 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$9,060	$—	$(2)	$9,058
Municipal debt securities	395	—	—	395
Commercial paper	3,588	—	—	3,588
U.S. Treasury securities	8,774	—	(5)	8,769
U.S. government agency debt securities	21,192	1	(8)	21,185
Corporate debt securities	8,957	—	(10)	8,947
Total short-term investments	$51,966	$1	$(25)	$51,942
The following table summarizes the Company’s short-term investments as of April 30, 2015 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$4,000	$4	$—	$4,004
Municipal debt securities	4,564	17	(16)	4,565
Commercial paper	6,269	4	—	6,273
U.S. Treasury securities	11,814	—	(11)	11,803
U.S. government agency debt securities	17,007	1	(3)	17,005
Corporate debt securities	9,104	4	(28)	9,080
Total short-term investments	$52,758	$30	$(58)	$52,730
Realized and unrealized gains and losses on short-term investments were not material for the three and six months ended October 31, 2015 and 2014. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other-than-temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment. There have been no impairment charges recognized related to short-term investments for the three and six months ended October 31, 2015 and 2014.
Contractual maturities of available-for-sale securities at October 31, 2015, are as follows (in thousands):

Estimated Fair Value
Due in one year or less	$43,496
Due in 1-2 years	8,446
Total Investments in debt securities	$51,942
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

The following table summarizes the fair value of the Company’s financial assets and liabilities that were measured on a recurring basis as of October 31, 2015 and April 30, 2015 (in thousands):

	Fair Value Measurements at October 31, 2015				Fair Value Measurements at April 30, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$4,312	$—	$—	$4,312	$2,831	$—	$—	$2,831
Municipal bonds	—	256	—	256	—	102	—	102
Commercial paper	—	750	—	750	—	875	—	875
U.S. government agency securities	—	2,924	—	2,924	—	—	—	—
Corporate securities	—	—	—	—	—	256	—	256
Total cash equivalents	4,312	3,930	—	8,242	2,831	1,233	—	4,064
Short-term investments:
Certificates of deposit	—	9,058	—	9,058	—	4,004	—	4,004
Municipal bonds	—	395	—	395	—	4,565	—	4,565
Commercial paper	—	3,588	—	3,588	—	6,273	—	6,273
U.S. Treasury securities	8,769	—	—	8,769	11,803	—	—	11,803
U.S. government agency securities	—	21,185	—	21,185	17,005	—	—	17,005
Corporate securities	—	8,947	—	8,947	—	9,080	—	9,080
Total short-term investments	8,769	43,173	—	51,942	28,808	23,922	—	52,730
Total assets	$13,081	$47,103	$—	$60,184	$31,639	$25,155	$—	$56,794
The Company measures certain assets, including property and equipment, goodwill and intangible assets, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be impaired. The Company evaluates transfers between levels at the end of the fiscal year and assumes that any identified transfers are deemed to have occurred at the end of the reporting year. There were no transfers between levels in any of the periods presented.

5. Acquired Intangible Assets, net
Acquired intangible assets, net, as of October 31, 2015 and April 30, 2015 for continuing operations are as follows (in thousands):

	October 31, 2015			April 30, 2015
	Gross Fair Value	Accumulated Amortization	Net Book Value	Gross Fair Value	Accumulated Amortization	Net Book Value
Customer relationships	$11,835	$(3,540)	$8,295	$11,835	$(2,921)	$8,914
Developed technology	3,265	(1,008)	2,257	3,265	(681)	2,584
Total	$15,100	$(4,548)	$10,552	$15,100	$(3,602)	$11,498
The amortization of customer relationships is recorded as amortization expense and the amortization for developed technology is amortized to cost of revenue.
The following table presents our estimate of future amortization expense for definite-lived intangible assets (in thousands):

Fiscal period:	Amount
Remaining six months of Fiscal year 2016	$944
Fiscal year 2017	1,890
Fiscal year 2018	1,890
Fiscal year 2019	1,856
Fiscal year 2020	1,130
Thereafter	2,842
Total	$10,552

6. Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items occurring in the period. For continuing operations, the Company’s effective tax rate for the three months ended October 31, 2015 was an expense of 2.6 percent compared to an expense of 2.7 percent for the three months ended October 31, 2014. For continuing operations, the Company’s effective tax rate for the six months ended October 31, 2015 was an expense of 0.2 percent compared to an expense of 1.4 percent for the six months ended October 31, 2014. The tax expense for the three and six months ended October 31, 2015 were primarily attributable to foreign and state income tax expense, with an offset from the income tax benefit from the Texas research and development credit. The tax expense for the three and six months ended October 31, 2014 were primarily attributable to estimated foreign and state income tax expense compared to a consolidated pre-tax book loss.

7. Debt
Credit Facility
On July 18, 2007, the Company entered into a loan and security agreement with Comerica Bank which was most recently amended and restated on November 21, 2014. The Amended and Restated Credit Facility (the “Credit Facility”) provides for a secured, revolving line of credit of up to $70.0 million, with a sublimit of $3.0 million for the incurrence of swingline loans and a sublimit of $15.0 million for the issuance of letters of credit. Borrowings under the Credit Facility are collateralized by substantially all assets of the Company and of its U.S. subsidiaries. The revolving line of credit bears interest at the adjusted LIBOR rate plus 3.5%. Availability under the Credit Facility was $3.7 million as of October 31, 2015 and April 30, 2015. The Company had letters of credit outstanding of $9.3 million as of October 31, 2015. The Credit Facility expires on November 21, 2017 with all advances immediately due and payable. The Company was in compliance with all covenants contained in the Credit Facility as of October 31, 2015.
The Company incurred $0.7 million of fees in connection with the Amended and Restated Credit Facility which were capitalized and are being amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the Credit Facility. The Company incurred amortization expense on deferred financing costs of $0.1 million and $0.1 million, respectively, for the three and six months ended October 31, 2015. There were no deferred financing cost amortization for the three and six months ended October 31, 2014.

8. Net Loss Per Share Applicable to Common Stockholders
The following table sets forth the computations of net loss per share applicable to common stockholders for the three and six months ended October 31, 2015 and 2014, respectively (in thousands, except net loss per share data):

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
Net loss from continuing operations	$(4,852)	$(9,908)	$(15,096)	$(20,216)
Net loss from discontinued operations, net of tax	—	—	—	(1,257)
Net loss applicable to common stockholders	$(4,852)	$(9,908)	$(15,096)	$(21,473)
Basic and diluted loss per share
Continuing operations	$(0.06)	$(0.13)	$(0.19)	$(0.26)
Discontinued operations	—	—	—	(0.02)
Basic and diluted loss per share:	$(0.06)	$(0.13)	$(0.19)	$(0.28)
Basic and diluted weighted average number of shares outstanding	80,678	78,280	80,426	78,023
Potentially dilutive securities (1):
Outstanding stock options	212	813	266	864
Restricted shares	11	301	38	243

(1)	The impact of potentially dilutive securities on earnings per share is anti-dilutive in a period of net loss.

9. Commitments and Contingencies
In the ordinary course of business, the Company may be subject to various legal proceedings and claims including alleged infringement of third-party patents and other intellectual property rights. The Company reviews the status of each matter and records a provision for a liability when it is considered both probable that a liability has been incurred and that the amount of the loss can be reasonably estimated. Legal fees incurred in connection with loss contingencies are recognized as incurred when the legal services are provided, and therefore are not recognized as a part of a loss contingency accrual. These provisions are reviewed quarterly and adjusted as additional information becomes available. We are not presently a party to any legal proceedings that in the opinion of our management would have a material adverse effect on our business, financial condition, operating results or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
The Company is subject to audit in various jurisdictions, and such jurisdictions may assess additional income and sales tax liabilities against us.  Although we believe our tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different from our historical income and sales tax provisions and accruals.  Developments in an audit or litigation could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. As of October 31, 2015, the Company was in the process of assessing the sales tax status of the Bazaarvoice enterprise service offering with sales tax agencies in certain states in which it operates.  In addition, certain state tax returns are currently under audit by state tax authorities. As of October 31, 2015, the Company has accrued tax liabilities of $0.8 million, representing the best estimate of sales tax obligations it believes is probable to be incurred as a result of these assessments and audits.
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
During the three month period ended October 31, 2015, the Company made the decision to cease sales and marketing operations in its Australia and Singapore offices. As a result, the Company accrued $0.2 million in severance costs for the three and six month periods ended October 31, 2015 and in future periods expects to incur an additional $0.3 million related to retention bonuses that will be recognized ratably over the retained employees' future service periods and $0.1 million in relocation costs.

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
For the three and six months ended October 31, 2015, through the continued enhancement and expansion of our social commerce platform, we achieved continued growth in the number of active clients as compared to the three and six months ended October 31, 2014. Our revenue from continuing operations was $49.9 million and $98.8 million for the three and six months ended October 31, 2015, which represents a 5.5% and a 5.9% increase from the three and six months ended October 31, 2014, respectively.
As of October 31, 2015, we had 855 full-time employees compared to 814 full-time employees as of the same date last year.
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

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
	(in thousands, except number of clients and client retention rate)
Revenue:
SaaS	$47,671	$45,199	$94,501	$89,523
Advertising (previously referred to as media)	2,255	2,126	4,301	3,779
Total revenue	$49,926	$47,325	$98,802	$93,302
Cash flow provided by (used in) operations (1)	$13,566	$(8,733)	$7,304	$(12,145)
Number of active clients (period end) (2)	1,360	1,243	1,360	1,243
SaaS revenue per active client (3)	$35.4	$37.2	$70.2	$76.5
Active client retention rate (4)	94.0%	95.9%	89.0%	93.0%
Total revenue per employee (5)	$59.1	$59.1	$117.6	$117.4
SaaS impressions served (in millions)	71,784	64,037	142,803	125,297

(1)	Cash flow provided by (used in) operations includes combined cash flows from continuing operations along with discontinued operations.

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

(3)	Calculated based on the average number of active clients for the three and six month period from continuing operations.

(4)	Calculated based on active client retention over a three and six month period from continuing operations.

(5)	Calculated based on the average number of full-time employees for the three and six month period.
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
Cash Flow Provided By (Used in) Operations
Cash flow provided by (used in) operations is the cash that we use through the normal course of business and is measured prior to the impact of investing or financing activities. Due to the fact that we incur a significant amount of upfront costs associated with the acquisition of new clients with revenue recognized over an extended period, we consider cash flow provided by (used in) operations to be a key measure of our operating performance.
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
Key Components of Our Condensed Consolidated Statements of Operations
Revenue
We generate revenue principally from fixed commitment subscription contracts under which we provide clients with various services, including access to our hosted software platforms. For agreements with multiple elements, we evaluate each element in the arrangement to determine whether it represents a separate unit of accounting and recognize the allocated revenue for each unit of accounting over the respective service period. We sell these services under contractual agreements for service terms that are generally one year in length. Clients typically commit to fixed rate fees for the service term. Any revenue that does not meet the revenue recognition criteria is recorded as deferred revenue on our balance sheet. We invoice clients on varying billing cycles, including annually, quarterly and monthly; therefore, our deferred revenue balance does not represent the total contract value of our non-cancelable subscription agreements. Fees payable under these agreements are due in full within 30 to 90 days of invoicing and are non-refundable regardless of the actual use of the services and contain no general rights of return. No single client accounted for more than 10% of our revenue for the three and six months ended October 31, 2015 and 2014.
To date our revenue growth has been primarily driven by the sale of our core ratings and reviews solutions. We currently expect that our revenue growth rate during fiscal year 2016 will be lower than our recent growth rates. This is due to inconsistent sales performance and an increase in competitive pressure that has led to intensified price-based competition, which could result in lower prices and margins.
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
Sales and marketing. Sales and marketing expenses consist primarily of personnel costs for our sales, marketing and business development employees and executives, including salaries, benefits, stock-based expense, bonuses and commissions earned by our sales personnel. Sales and marketing also includes non-personnel costs such as professional fees, an allocation of our general overhead expenses and the costs of our marketing and brand awareness programs. Our marketing programs include our Social Summits, regional user groups, corporate communications, public relations and other brand building and product marketing expenses. We expense sales commissions when a client contract is executed because we believe our obligation to pay a sales commission arises at that time. We plan to continue investing in sales and marketing by focusing our marketing efforts on direct sales support and pipeline generation, which we believe will enable us to add new clients and increase penetration within our existing client base. We expect that for the foreseeable future, sales and marketing will continue to be our largest operating cost. We accrued $0.2 million in severance costs for the three and six month periods ended October 31, 2015 related to the cessation of our sales activities in Australia and Singapore. In future periods we expect to incur an additional $0.3 million related to retention bonuses that will be recognized ratably over the retained employees' future service periods and $0.1 million in relocation costs.
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
Other Income (Expense), Net
Other expense consists primarily of interest income, interest expense related to our revolving line of credit, foreign exchange gains and losses and the resulting gain or loss from foreign exchange contracts. Interest income represents interest received on our cash and short-term investments. Foreign exchange gains and losses arise from revaluations of foreign currency denominated monetary assets and liabilities and are partially offset by the change in market value of our foreign exchange contracts.
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

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Revenue	$49,926	$47,325	$98,802	$93,302
Cost of revenue (1)	19,146	17,414	38,694	33,770
Gross profit	30,780	29,911	60,108	59,532
Operating expenses:
Sales and marketing (1)	16,502	18,931	35,668	39,926
Research and development (1)	10,354	9,306	20,887	19,036
General and administrative (1)	7,643	8,100	15,881	15,993
Acquisition-related and other	224	2,326	926	2,818
Amortization of acquired intangible assets	310	310	619	619
Total operating expenses	35,033	38,973	73,981	78,392
Operating loss	(4,253)	(9,062)	(13,873)	(18,860)
Total other expense, net	(475)	(588)	(1,187)	(1,086)
Loss from continuing operations before income taxes	(4,728)	(9,650)	(15,060)	(19,946)
Income tax expense	124	258	36	270
Net loss from continuing operations	$(4,852)	$(9,908)	$(15,096)	$(20,216)
Other Financial Data:
Adjusted EBITDA from continuing operations (2)	$1,135	$(1,795)	$(2,134)	$(7,075)
(1)

Includes stock-based expense as follows:
Cost of revenue	$607	$458	$1,079	$772
Sales and marketing	643	1,162	1,727	2,106
Research and development	920	522	1,677	1,169
General and administrative	1,739	1,201	3,475	2,418

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
The following table presents a reconciliation of net loss from continuing operations, the most comparable GAAP measure, to Adjusted EBITDA from continuing operations for each of the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
GAAP net loss from continuing operations	$(4,852)	$(9,908)	$(15,096)	$(20,216)
Stock-based expense	3,909	3,343	7,958	6,465
Adjusted depreciation and amortization (1)	1,255	1,598	2,855	2,932
Acquisition-related and other expense	224	2,326	926	2,818
Other stock-related benefit (2)	—	—	—	(430)
Income tax expense	124	258	36	270
Total other expense, net	475	588	1,187	1,086
Adjusted EBITDA from continuing operations	$1,135	$(1,795)	$(2,134)	$(7,075)

(1)
Adjusted depreciation and amortization excludes amortization of capitalized internal-use software, which was $2.1 million and $1.6 million for the three month periods ended October 31, 2015 and 2014, respectively, and $4.1 million and $3.6 million for the six month periods ended October 31, 2015 and 2014, respectively.

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
Consolidated Statements of Operations Data:

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	38.3	36.8	39.2	36.2
Gross profit	61.7	63.2	60.8	63.8
Operating expenses:
Sales and marketing	33.1	40.0	36.1	42.8
Research and development	20.7	19.7	21.1	20.4
General and administrative	15.3	17.1	16.1	17.1
Acquisition-related and other	0.5	4.9	1.0	3.0
Amortization of acquired intangible assets	0.6	0.7	0.6	0.7
Total operating expenses	70.2	82.4	74.9	84.0
Operating loss	(8.5)	(19.2)	(14.1)	(20.2)
Total other expense, net	(1.0)	(1.2)	(1.2)	(1.2)
Loss from continuing operations before income taxes	(9.5)	(20.4)	(15.3)	(21.4)
Income tax expense	0.2	0.5	0.0	0.3
Net loss from continuing operations	(9.7)%	(20.9)%	(15.3)%	(21.7)%
Other Financial Data:
Adjusted EBITDA from continuing operations (1)	2.3%	(3.8)%	(2.2)%	(7.6)%
(1) Includes stock-based expense as follows:
Cost of revenue	1.2%	1.0%	1.1%	0.8%
Sales and marketing	1.3%	2.5%	1.7%	2.3%
Research and development	1.8%	1.1%	1.7%	1.3%
General and administrative	3.5%	2.5%	3.5%	2.6%

(1)
We define Adjusted EBITDA from continuing operations as GAAP net loss from continuing operations adjusted for stock-based expense, contingent considerations related to acquisition, adjusted depreciation and amortization (which excludes amortization of capitalized internal-use software development costs), integration and other costs related to acquisitions, other non-business costs and benefits, income tax expense and other income (expense), net. See Note (2) to the Consolidated Statement of Operations Data on page 20 of this Quarterly Report on Form 10-Q for a reconciliation of net loss to Adjusted EBITDA from continuing operations.

Comparison of the Three Months Ended October 31, 2015 and 2014
Revenue

	Three Months Ended October 31,
	2015	2014	% Change
	(dollars in thousands)
Revenue	$49,926	$47,325	5.5%
Our revenue increased $2.6 million, or 5.5%, for the three months ended October 31, 2015 compared to the three months ended October 31, 2014. The increase in revenue consisted of a $2.5 million increase in SaaS revenue and a $0.1 million increase in Advertising revenue. The $2.5 million increase in SaaS revenue, consisted primarily of a $3.8 million increase in revenue generated from new launches of active clients utilizing our platform and solutions since the prior year period, partially offset by a $1.3 million decrease in revenue from the existing active client base compared to the three months ended October 31, 2014. The decrease in revenue from the existing active client base was primarily a result of lower revenue per existing active client and client turnover due to increased competitive pressure that has led to intensified price-based competition. For the three months ended October 31, 2015, net new active client additions were 23 and our active client retention rate was 94.0% compared to net new active client additions of 54 and active client retention rate of 95.9% for the three months ended October 31, 2014. In addition to the competitive environment discussed above, our client retention rates can be impacted due to a variety of reasons including, but not limited to, non-renewals and the cyclical and discretionary nature of marketing and advertising spending. SaaS revenue per active client (in thousands) was $35.4 for the three months ended October 31, 2015, compared to SaaS revenue per active client (in thousands) of $37.2 for the three months ended October 31, 2014.
In addition, during the three month period ended October 31, 2015, the Company made the decision to cease sales and marketing operations in its Australia and Singapore offices. This is not anticipated to have a significant impact on revenues in fiscal year 2016.

Cost of Revenue and Gross Profit Percentage

	Three Months Ended October 31,
	2015	2014	% Change
	(dollars in thousands)
Cost of revenue	$19,146	$17,414	9.9%
Gross profit	30,780	29,911	2.9
Gross profit percentage	61.7%	63.2%
Cost of revenue increased $1.7 million, or 9.9%, for the three months ended October 31, 2015 compared to the three months ended October 31, 2014. The increase in cost of revenue was primarily due to an increase of $1.1 million in personnel–related expenses as a result of increased headcount needed to support implementation of our new and existing product offerings along with the addition of new clients. Cost of revenue also increased for the three months ended October 31, 2015 as a result of a $0.5 million increase in costs associated with hosting services due to an increase in the volume of impressions and a $0.4 million increase in amortization expense related to certain internally developed software projects that were put in service during fiscal 2016 and the later part of fiscal 2015. These increases were partially offset by a $0.3 million decrease in corporate bonus expense.
Operating Expenses

	Three Months Ended October 31,
	2015		2014
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Sales and marketing	$16,502	33.1%	$18,931	40.0%	(12.8)%
Research and development	10,354	20.7	9,306	19.7	11.3
General and administrative	7,643	15.3	8,100	17.1	(5.6)
Acquisition-related and other	224	0.5	2,326	4.9	(90.4)
Amortization of acquired intangible assets	310	0.6	310	0.7	—
Total operating expenses	$35,033	70.2%	$38,973	82.4%	(10.1)%
Sales and marketing. Sales and marketing expenses decreased by $2.4 million, or 12.8%, for the three months ended October 31, 2015 compared to the three months ended October 31, 2014. The decrease in sales and marketing expenses included a decrease in personnel-related expenses of $1.1 million primarily due to reduced stock-based compensation related to the resignation of our Chief Revenue Officer, a decrease in headcount and a decrease in corporate bonus expense. Sales and marketing expenses also decreased for the three months ended October 31, 2015 as a result of a $0.7 million reduction in costs related to professional services due to decreased use of third-party contractor resources, a $0.4 million reduction in marketing expenses related to customer event related expenditures and a $0.4 reduction in other expenses including software and license expenses, rent expense, and other items. This decrease in sales and marketing expense was offset by a $0.2 million increase in severance expense related to the discontinuation of sales and marketing activities in Australia and Singapore.
Research and development. Research and development expenses increased by $1.0 million, or 11.3%, for the three months ended October 31, 2015 compared to the three months ended October 31, 2014, primarily as a result of a $1.0 million increase in personnel-related expenses for the three months ended October 31, 2015 as a result of increased headcount as the company continues to develop new product offerings.
General and administrative. General and administrative expenses decreased $0.5 million, or 5.6%, for the three months ended October 31, 2015 compared to the three months ended October 31, 2014. The decrease in general and administrative expenses was primarily related to decreased bad debt expense of $0.7 million due to improved receivables collections and decreased professional fees paid to third party consultants of $0.5 million for the three months ended October 31, 2015. This decrease was partially offset by an increase in personnel-related expenses of $0.7 million for the three months ended October 31, 2015 consisting of $1.1 million primarily related to an increase in headcount and an increase in stock based compensation related to new grants, partially offset by a $0.4 million decrease in corporate bonus expense.

Acquisition-related and other. Acquisition-related and other expenses decreased $2.1 million, or 90.4%, for the three months ended October 31, 2015 compared to the three months ended October 31, 2014. The decrease in acquisition-related and other expenses was primarily related to lower legal and other advisory costs incurred to comply with our ongoing obligations from the divestiture of the PowerReviews business compared to the three months ended October 31, 2014.
Amortization of acquired intangibles. Amortization for acquired intangible assets stayed relatively constant at $0.3 million in the three months ended October 31, 2015 and 2014. Amortization of acquired intangible assets represents amortization of acquired customer relationship intangible assets from FeedMagnet and Longboard Media.
Other Expense, Net

	Three Months Ended October 31,
	2015		2014
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Interest income	$74	0.1%	$10	—%	640.0%
Interest expense	(461)	(0.9)	(250)	(0.5)	84.4
Other expense	(88)	(0.2)	(348)	(0.7)	(74.7)
Total other expense, net	$(475)	(1.0)%	$(588)	(1.2)%	(19.2)%
Total other expense, net, decreased by $0.1 million for the three months ended October 31, 2015 compared to the three months ended October 31, 2014 primarily due to a decrease in foreign currency exchange rate losses of $0.3 million offset by an increase in interest expense on our revolving line of credit of $0.2 million for the three months ended October 31, 2015.
Income Tax Expense

	Three Months Ended October 31,
	2015		2014
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Income tax expense	$124	0.2%	$258	0.5%	(51.9)%
Income tax expense decreased by $0.1 million for the three months ended October 31, 2015 compared to the three months ended October 31, 2014. The decrease in tax benefit for the three months ended October 31, 2015 was primarily attributable to estimated foreign and state income tax.

Comparison of the Six Months Ended October 31, 2015 and 2014
Revenue

	Six Months Ended October 31,
	2015	2014	% Change
	(dollars in thousands)
Revenue	$98,802	$93,302	5.9%
Our revenue increased by $5.5 million, or 5.9%, for the six months ended October 31, 2015 compared to the six months ended October 31, 2014. Included in this increase in revenue were an increase in SaaS revenue of $5.0 million and an increase in Advertising revenue of $0.5 million. The $5.0 million increase in SaaS revenue consisted of $8.1 million generated from new launches of active clients utilizing our platform and solutions since the prior year period, partially offset by a $3.1 million decrease in revenue from the existing active client base compared to the six months ended October 31, 2014. The decrease in revenue from the existing active client base was primarily a result of lower revenue per existing active client and client turnover due to increased competitive pressure that has led to intensified price-based competition. For the six months ended October 31, 2015, net new active client additions were 29 and our active client retention rate was 89.0% compared to net new active client additions of 147 and active client retention rate of 93.0% for the six months ended October 31, 2014. In addition to the competitive environment discussed above, our client retention rates can be impacted due to a variety of reasons including, but not limited to, non-renewals and the cyclical and discretionary nature of marketing and advertising spending. SaaS revenue per active client (in thousands) was

$70.2 for the six months ended October 31, 2015 compared to SaaS revenue per active client (in thousands) of $76.5 for the six months ended October 31, 2014.
In addition, during the six month period ended October 31, 2015, the Company made the decision to cease sales and marketing operations in its Australia and Singapore offices. This is not anticipated to have a significant impact on revenues in fiscal year 2016.
Cost of Revenue and Gross Profit Percentage

	Six Months Ended October 31,
	2015	2014	% Change
	(dollars in thousands)
Cost of revenue	$38,694	$33,770	14.6%
Gross profit	60,108	59,532	1.0
Gross profit percentage	60.8%	63.8%
Cost of revenue increased $4.9 million, or 14.6%, for the six months ended October 31, 2015 compared to the six months ended October 31, 2014. The increase in cost of revenue was primarily due to an increase of $2.5 million in personnel-related expenses as a result of increased headcount needed to support implementation of our new and existing product offerings as well as the addition of new clients. Cost of revenue also increased for the six months ended October 31, 2015 as a result of a $1.0 million increase in amortization expense related to certain internally developed software products that were put in service during fiscal 2015, a $0.9 million increase in costs associated with hosting services due to an increase in the volume of impressions, a $0.3 million increase in professional fees due to increased use of third-party contractor resources and a $0.2 million increase in OEM expense for contracts to use third party content in our products.
Operating Expenses

	Six Months Ended October 31,
	2015		2014
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Sales and marketing	35,668	36.1%	39,926	42.8%	(10.7)%
Research and development	20,887	21.1%	19,036	20.4%	9.7
General and administrative	15,881	16.1%	15,993	17.1%	(0.7)
Acquisition-related and other	926	1.0%	2,818	3.0%	(67.1)
Amortization of acquired intangible assets	619	0.6%	619	0.7%	—
Total operating expenses	$73,981	74.9%	$78,392	84.0%	(5.6)%
Sales and marketing. Sales and marketing expenses decreased by $4.3 million, or 10.7%, for the six months ended October 31, 2015 compared to the six months ended October 31, 2014. For the six months ended October 31, 2015, personnel-related expenses decreased by $1.3 million due to a decrease in headcount, a decrease in corporate bonus expense and a decrease in stock-based compensation primarily related to the resignation of our Chief Revenue Officer. In addition, professional fees decreased $1.5 million as result of the termination of outsourced professional service contracts related to customer renewal services and other contract labor expenses, marketing related expenses decreased $1.1 million due primarily to a reduction in customer event related expenses and facility related expenses decreased $0.4 million.
Research and development. Research and development expenses increased by $1.9 million, or 9.7%, for the six months ended October 31, 2015 primarily as a result of an increase of $2.1 million in personnel-related expenses primarily due to an increase in headcount and a decrease in capitalized research and development labor as the result of large capitalized projects reaching completion at the end of fiscal 2015, partially offset by a decrease of $0.2 million in professional service fees and facility related expenses for the six months ended October 31, 2015
General and administrative. General and administrative expenses decreased $0.1 million, or 0.7%, for the six months ended October 31, 2015 compared to the six months ended October 31, 2014. The decrease in general and administrative expenses was primarily related to a $1.2 million decrease in bad debt expense due to improved receivables collections and a $0.7 million decrease in professional services due to decreased use of third-party contractor resources, partially offset by increased personnel-related expenses of $1.0 million related to increased headcount and increased stock based compensation as a result of new grants, a $0.4 million benefit recorded during the six months ended October 31, 2014 representing a reduction in our estimated liability for taxes and other items in connection with the treatment of certain stock option grants and a $0.4 million increase in other expenses.
Acquisition-related and other. Acquisition-related and other expenses decreased $1.9 million, or 67.1%, for the six months ended October 31, 2015 compared to the six months ended October 31, 2014. The decrease in acquisition-related and other expenses was primarily related to lower legal and other advisory costs incurred to comply with our ongoing obligations from the divestiture of the PowerReviews business compared to the six months ended October 31, 2014.
Amortization of acquired intangibles. Amortization for acquired intangible assets stayed relatively constant at $0.6 million in the six months ended October 31, 2015 and 2014. Amortization of acquired intangible assets represents amortization of acquired customer relationship intangible assets from FeedMagnet and Longboard Media.
Other Expense, Net

	Six Months Ended October 31,
	2015		2014
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Interest income	$151	0.1%	$16	—%	843.8%
Interest expense	(1,032)	(1.0)%	(482)	(0.5)%	114.1
Other expense	(306)	(0.3)%	(620)	(0.7)%	(50.6)
Total other expense, net	$(1,187)	(1.2)%	$(1,086)	(1.2)%	9.3%
Total other expense, net, increased by $0.1 million for the six months ended October 31, 2015 compared to the six months ended October 31, 2014 due to an increase of $0.5 million of interest expense on our revolving line of credit for the six months ended October 31, 2015, partially offset by a decrease of $0.3 million in other expense due to realized gains and losses on transactions in foreign currencies and an increase of $0.1 million in interest income.
Income Tax Expense (Benefit)

	Six Months Ended October 31,
	2015		2014
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Income tax expense (benefit)	$36	—%	$270	0.3%	(86.7)%
Income tax expense decreased by $0.2 million in the six months ended October 31, 2015 compared to the six months ended October 31, 2014 due to an estimated decrease in state taxes payable primarily as a result of increased benefits recognized for Texas R&D credits.

Liquidity and Capital Resources
Our principal source of liquidity at October 31, 2015 consisted of $110.0 million of cash and cash equivalents and short term investments. Cash and cash equivalents consist of cash, money market funds, commercial paper, corporate bonds and certificates of deposit. Our short-term investments consist of certificates of deposit, municipal bonds, commercial paper, U.S. Treasury notes and bonds that are a guaranteed obligation of the U.S. Government, corporate notes and corporate bonds. As of October 31, 2015, the amount of cash and cash equivalents held by foreign subsidiaries was $6.2 million. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
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
We typically invoice our new and existing SaaS business clients for our subscription services in a varying mix of frequencies such as; monthly, quarterly, semiannual and annual billings. Bookings and therefore billings for our SaaS business are typically higher in the second half of our fiscal year while billings for our advertising business increase significantly during the holiday season. These factors typically result in an increase in our accounts receivable. Similarly, increases in new client launches lead to increased billings, which in turn also increases our accounts receivable. The operating cash flow benefit of increased billing activity generally occurs in the subsequent quarters when we collect from our clients.
Days sales outstanding (“DSO”) is calculated by dividing period end accounts receivable by average daily sales for the fiscal quarter. DSO was 69 days for the three months ended October 31, 2015 compared to 78 days for the three months ended October 31, 2014. Accounts receivable decreased due to improved collections, improved operational efficiencies and a lower mix of annual billings.
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
The following table summarizes our cash flows for the periods indicated (including cash flows from discontinued operations):

	Six Months Ended October 31,
	2015	2014
	(in thousands)
Net cash provided by (used in) operating activities	$7,304	$(12,145)
Net cash provided by (used in) investing activities	(5,292)	10,742
Net cash provided by financing activities	2,113	2,800
Net Cash Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of clients using our platforms and the amount and timing of client payments.
For the six months ended October 31, 2015, operating activities provided $7.3 million of cash after changes in our operating assets and liabilities, offsetting a net loss of $15.1 million. The net loss includes non-cash depreciation and amortization of $7.0 million, non-cash stock-based expense of $8.0 million and non-cash bad debt, amortization of deferred financing costs and other non-cash expenses of $0.2 million. Cash increased $7.2 million as a result of a $12.0 million reduction in operating assets primarily driven by a decrease in accounts receivable as a result of improved collections and a lower mix of annual billings offset by a reduction in operating liabilities of $4.8 million as a result of a decrease in deferred revenue and accrued expenses and other current liabilities of $9.9 million, offset by a $3.0 million increase in other liabilities primarily as a result of increased deferred tenant improvement allowance related to our new corporate headquarters and an increase of $2.1 million in accounts payable.
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
For the six months ended October 31, 2015, investing activities used $5.3 million, which was primarily the result of $39.8 million in purchases of short term investments and $10.5 million in purchases of property, equipment and capitalized internal-use software development costs, partially offset by proceeds of $4.5 million from the release of escrow funds associated with the sale of the PowerReviews business and proceeds from maturities of short-term investments of $40.5 million.
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
For the six months ended October 31, 2015, financing activities provided $2.1 million due to proceeds from contributions of $3.4 million to our Employee Stock Purchase Plan offset by $1.3 million in purchases of common stock made under our Employee Stock Purchase Plan.
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

Critical Accounting Policies and the Use of Estimates
Preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015, filed on June 25, 2015 describe the significant accounting estimates and policies used in the preparation of our condensed consolidated financial statements. Actual results in these areas could differ from management’s estimates. During the six months ended October 31, 2015, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015, filed on June 25, 2015.
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
Revenue
In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”) which provides updated, comprehensive revenue recognition guidance for contracts with customers, including a new principles-based five step framework that eliminates much of the industry-specific guidance in current accounting literature. Under ASU 2014-09, revenue recognition is based on a core principle that companies recognize revenue in an amount consistent with the consideration it expects to be entitled to in exchange for the transfer of goods or services. The standards update also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of recognized revenue. In August 2015, The FASB issued Accounting Standards Update 2015-14, “Revenue from Contracts with Customers,” (“ASU 2015-14”) which defers the effective date of ASU 2014-09 by one year. The updated guidance will be effective for annual periods beginning after December 15, 2017 and may be applied on either a full or modified retrospective basis. Early adoption is permitted for annual periods beginning after December 15, 2016, the original effective date of ASU 2014-09. The updated guidance will be effective for the fiscal year ending April 30, 2019 and the Company is currently evaluating the impact of this standards update on the Company’s consolidated financial statements.

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
We assess the market risk of changes in foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows of a hypothetical 10% change in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The effect of an immediate 10% adverse change in exchange rates on foreign currency denominated monetary assets and liabilities, principally accounts receivable and intercompany balances, as of October 31, 2015, would be immaterial.
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
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2015. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2015.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended October 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred significant losses in each fiscal period since our inception in 2005. We experienced net losses of $33.2 million and $52.8 million from continuing operations during fiscal years 2015 and 2014, respectively. As of October 31, 2015, we had an accumulated deficit of $242 million which also includes losses from discontinued operations. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire clients. Expenses associated with the integration of the clients, employees and operations of acquired companies into our business could further delay our profitability. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest to grow our business and acquire clients, develop our platforms and develop new products and solutions. These efforts may prove more expensive and more difficult than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new products and solutions could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our client base, we could also incur increased losses because costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. Additionally, we currently sell our products on a fixed price basis. However, many of the third-party costs associated with providing our products are subject to variable pricing. We cannot be certain that we will be able to attain or increase profitability on a client-by-client basis or on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.
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
We have a limited operating history in certain areas of our business, particularly advertising, which makes it difficult to evaluate our current business and future prospects and may increase the risk of your investment.
Our limited operating history in certain areas of our business, particularly advertising, may make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including challenges in forecasting accuracy, determining appropriate investments of our limited resources, market acceptance of our existing and future solutions, managing client implementations and developing new solutions. Our current operating model may require changes in order for us to achieve profitability and scale our operations efficiently. For example, we may need to continue to enhance our software architecture to allow us to efficiently and cost effectively develop and implement new solutions, make our solutions easy to implement, ensure our marketing engine is designed to drive highly qualified leads cost effectively and implement changes in our sales model to improve the predictability of our sales and reduce our sales cycle. If we fail to implement these changes on a timely basis or are unable to implement them due to factors beyond our control, our business may suffer. You should consider our business and prospects in light of the risks and difficulties we face as a company in a rapidly developing and changing industry.
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
If we do not continue to identify and qualify new clients, our ability to grow our revenue may be adversely affected.
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
Ratings & Reviews was our first social commerce solution and still remains the core element of our technology platform. Other social commerce solutions we have developed or acquired include Connections, Analytics, BV Local, Curations and Spotlights. Our future financial performance and revenue growth depend upon the successful development, implementation and client acceptance of new products, including products that allow us to utilize the data that we and our clients collect and manage through the use of our products, and the improvement and enhancement of our existing products. We continually seek to develop enhancements to our existing products, as well as new offerings to supplement our existing products. As a result, we are subject to the risks inherent in the development and integration of new products, including defects or undetected errors in our products or in the operation of our products, difficulties in installing or integrating our products on platforms used by our clients or other unanticipated performance, stability and compatibility problems. Any of these problems could result in material delays in the introduction or acceptance of our solutions, increased costs, decreased client satisfaction, breach of contract claims, harm to our industry reputation and reduced or delayed revenues. If we are unable to deliver new products or upgrades or other enhancements to our existing products on a timely and cost-effective basis, it could have a material adverse effect on our business, financial condition and results of operations.
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
In fiscal year 2013, we began implementation of Conversations, our next-generation social commerce technology platform, and we intend to migrate all of our clients to this new technology platform over time. We have limited experience migrating clients from one platform to another. Given the complexity and significance of this transition, including the amount of client data within our systems that will need to be accessed and migrated, our client relationships, our reputation and our overall business could be severely damaged if these migrations go poorly. To the extent we encounter difficulties in implementation and migration of Conversations, we may be required to incur additional costs, including research and development costs, to address issues identified during the process. In addition, we have incurred additional expenses as a result of the dual technology platforms we maintain (Conversations and our previous social commerce technology platform), and if we experience any delays or technical problems as a result of the migration to Conversations, we may incur such expenses for a much longer period of time than anticipated. Also, one of the anticipated benefits of Conversations is that client implementation times should be shortened, which should result in reduced costs and earlier revenue recognition. Delays in the launch of and migration to Conversations would result in corresponding delays in our ability to achieve these anticipated benefits and could result in client dissatisfaction. Similarly, even if the migrations go smoothly, our business operations and client relationships will be at high risk if the new platform does not meet our performance expectations, or those of our clients. All of this could harm our business in numerous ways including, without limitation, a loss of revenue, lost client contracts, and damage to our reputation.
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

•
legal uncertainty regarding the application of unique local laws to social commerce solutions or a lack of clear precedent of applicable law, including, but not limited to, the current uncertainty related to the ability to transfer data from Europe to the United States as a result of the European Court of Justice's ruling invalidating the U.S. - EU Safe Harbor Framework;

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
As of October 31, 2015, we had ten issued U.S. patents, 21 pending U.S. non-provisional patent applications and 1 pending U.S. provisional patent applications. We cannot be certain that any additional patents will be issued with respect to our patent applications. Any current or future patents issued to us may be challenged, invalidated or circumvented, may not provide sufficiently broad protection or may not prove to be enforceable inactions against alleged infringers. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.
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
Since our inception, we have experienced growth, which has increased the complexity of our operations. As our operations have expanded, we have grown from 640 full-time employees at April 30, 2012 to 855 full-time employees at October 31, 2015. We have increased the size of our client base from 782 active clients at April 30, 2012 to 1,360 active clients at October 31, 2015. The rapid growth and increasing complexity have demanded, and will continue to demand, substantial resources and attention from our management, most of whom have limited experience in managing a business of our size and complexity. We expect to continue to hire more employees in the future as we grow our business. To manage the expected growth of our operations and personnel and to support financial reporting requirements as a public company, we will need to continue to improve our operational, financial, technology and management controls and our reporting systems and procedures. Further, to accommodate our expected growth we must continually improve and maintain our technology, systems and network infrastructure. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Our inability to expand our personnel and operations in an efficient manner could result in difficulty in acquiring new clients or retaining existing clients, declines in quality or client satisfaction, increases in expenses relative to our revenue and challenges in developing and introducing new solutions, any of which could adversely affect our operating results.
If we are unable to maintain or expand our direct sales and marketing capabilities, we may not be able to generate anticipated revenue.
We rely primarily on our direct sales force to sell our solutions. Our solutions require a sophisticated sales force. We have worked to upgrade and expand our sales team in order to increase revenue from new and existing clients and to further penetrate our existing markets and expand into new markets. We are constantly evaluating our sales organization as part of our efforts to optimize our sales operations to grow our revenue. If we have not structured our sales organization properly or if we fail to make changes in a timely fashion, our ability to grow our revenue could be adversely affected.
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
As of October 31, 2015, we had federal net operating loss carry-forwards of $198.6 million due to prior period losses, which expire beginning in 2027. We also have federal research tax credit carry-forwards of approximately $7.9 million that will begin to expire in 2027. As of October 31, 2015, we had state net operating loss carry-forwards of $110.5 million, which will begin expiring in 2016 if not utilized, and research and development credits of $2.9 million, of which a portion will begin expiring in 2034 and a portion will not expire. Realization of these net operating loss and research tax credit carry-forwards depends on many factors, including our future income. There is a risk that due to regulatory changes or unforeseen reasons our existing carry-forwards could expire or otherwise be unavailable to offset future income tax liabilities, which would adversely affect our operating results. In addition, under Section 382/383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards or other pre-change tax attributes to offset U.S. federal and state taxable income may be subject to limitations.
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
On November 21, 2014, we entered into a secured revolving credit facility of up to $70.0 million (the “Credit Facility”), with a sublimit of $3.0 million for the incurrence of swingline loans and a sublimit of $15.0 million for the issuance of letters of credit pursuant to an Amended and Restated Credit Facility dated as of November 21, 2014, among us, the financial institutions from time to time party thereto and Comerica Bank, as administrative agent, sole lead arranger and sole bookrunner. Advances made under the Credit Facility may be used for general corporate purposes and working capital purposes. Amounts repaid under the Credit Facility may be reborrowed. The Credit Facility matures on November 21, 2017 and is payable in full upon maturity. If we cannot obtain the funds to repay this loan or otherwise refinance it on terms favorable to us, or at all, our liquidity and general financial condition could be adversely affected. Any borrowings, letters of credit and credit card services pursuant to our loan agreement are secured by substantially all of our assets, including our intellectual property. Our loan agreement limits, among other things, our ability to:

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
The price of our common stock could decline if there are substantial sales of our common stock in the public stock market. We had an aggregate of 81,323,084 outstanding shares of common stock as of December 2, 2015. Shares beneficially owned by our affiliates and certain employees are subject to volume and other restrictions under Rules 144 or 701 of the Securities Act, as well as our insider trading policy and any applicable 10b5-1 trading plan. Certain of our employees, including many of our executive officers, have entered into 10b5-1 trading plans providing for sales of shares of our common stock from time to time.
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
As a public company, we are also required, under Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be prevented or detected on a timely basis. We are required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) April 30, 2017; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act.
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
We are an “emerging growth company,” as defined in the JOBS Act. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) April 30, 2017; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We will be deemed a large accelerated filer on the last day of the fiscal year for which the market value of our common equity held by non-affiliates exceeds $700 million, measured on October 31. As of October 31, 2015, we did not meet this threshold. We cannot predict if investors will find our common stock less attractive to the extent we rely on the exemptions available to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. Further, if we become a large accelerated filer prior to April 30, 2017, we may not be able to satisfy all the regulatory requirements.
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
We entered into a long-term lease for a new headquarters building that commenced construction in December 2014 and is anticipated to be completed in December 2015. We intend to move into the new building at the end of 2015. If the new headquarters facility is not completed by December 31, 2015, we do not expect our current landlord to further extend our current lease and therefore we could experience interruptions to our business while we secure a new headquarters facility. In addition, moving our headquarters is a complex, time-consuming, and expensive process that, without proper planning and effective and timely implementation, could significantly distract management from operating our business. Our inability to adequately address challenges that may arise during this transition could have an adverse effect on our business and results of operations.
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

BAZAARVOICE, INC.

Dated: December 8, 2015	/s/ James R. Offerdahl
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