Form 10-Q
period 2016-01-31
Bazaarvoice Inc
filed 2016-03-08
CIK 1330421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-35433

BAZAARVOICE, INC.
(Exact name of registrant as specified in its charter)

State of Delaware	20-2908277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10901 South Stonelake Blvd. Austin, Texas	78759-5749
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of March 4, 2016 was 81,473,833.

Bazaarvoice, Inc.

Bazaarvoice, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except shares and per share data)
(unaudited)

	January 31, 2016	April 30, 2015
Assets
Current assets:
Cash and cash equivalents	$57,944	$54,041
Short-term investments	50,975	52,730
Accounts receivable, net of allowance for doubtful accounts of $2,713 and $3,992 as of January 31, 2016 and April 30, 2015, respectively	39,082	49,532
Prepaid expenses and other current assets	9,030	12,977
Total current assets	157,031	169,280
Property, equipment and capitalized internal-use software development costs, net	30,117	19,054
Goodwill	139,155	139,155
Acquired intangible assets, net	10,080	11,498
Other non-current assets	4,683	3,974
Total assets	$341,066	$342,961
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,620	$3,539
Accrued expenses and other current liabilities	22,800	27,397
Deferred revenue	60,759	60,400
Total current liabilities	89,179	91,336
Long-term liabilities:
Revolving line of credit	57,000	57,000
Deferred revenue less current portion	2,397	2,530
Other liabilities, long-term	5,833	712
Total liabilities	154,409	151,578
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock – $0.0001 par value; 150,000,000 shares authorized, 81,673,833 shares issued and 81,473,833 shares outstanding as of January 31, 2016; 150,000,000 shares authorized, 80,346,488 shares issued and 80,146,488 shares outstanding at April 30, 2015	8	8
Treasury stock, at cost – 200,000 shares as of January 31, 2016 and April 30, 2015	—	—
Additional paid-in capital	432,552	418,509
Accumulated other comprehensive loss	(1,197)	(638)
Accumulated deficit	(244,706)	(226,496)
Total stockholders’ equity	186,657	191,383
Total liabilities and stockholders’ equity	$341,066	$342,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except net loss per share data)
(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
Revenue	$50,255	$49,562	$149,057	$142,864
Cost of revenue	18,920	17,988	57,614	51,758
Gross profit	31,335	31,574	91,443	91,106
Operating expenses:
Sales and marketing	16,113	18,020	51,781	57,946
Research and development	10,199	8,779	31,086	27,815
General and administrative	6,940	6,932	22,821	22,925
Acquisition-related and other	332	413	1,258	3,231
Amortization of acquired intangible assets	309	309	928	928
Total operating expenses	33,893	34,453	107,874	112,845
Operating loss	(2,558)	(2,879)	(16,431)	(21,739)
Other income (expense), net:
Interest income	124	27	275	43
Interest expense	(596)	(536)	(1,628)	(1,018)
Other expense	(247)	(411)	(553)	(1,031)
Total other expense, net	(719)	(920)	(1,906)	(2,006)
Loss from continuing operations before income taxes	(3,277)	(3,799)	(18,337)	(23,745)
Income tax expense (benefit)	(163)	324	(127)	594
Net loss from continuing operations	$(3,114)	$(4,123)	$(18,210)	$(24,339)
Loss from discontinued operations, net of tax	—	—	—	(1,257)
Net loss applicable to common stockholders	$(3,114)	$(4,123)	$(18,210)	$(25,596)
Net loss per share applicable to common stockholders:
Continuing operations	$(0.04)	$(0.05)	$(0.23)	$(0.31)
Discontinued operations	—	—	—	(0.02)
Basic and diluted loss per share:	$(0.04)	$(0.05)	$(0.23)	$(0.33)
Basic and diluted weighted average number of shares outstanding	81,096	78,898	80,649	78,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
Net loss applicable to common stockholders	$(3,114)	$(4,123)	$(18,210)	$(25,596)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(453)	(510)	(526)	(968)
Unrealized loss on investments	(34)	(57)	(33)	(39)
Total other comprehensive loss, net of tax	(487)	(567)	(559)	(1,007)
Comprehensive loss	$(3,601)	$(4,690)	$(18,769)	$(26,603)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at April 30, 2015	80,346	$8	(200)	$—	$418,509	$(638)	$(226,496)	$191,383
Stock-based expense	—	—	—	—	11,850	—	—	11,850
Issuance of restricted stock awards	242	—	—	—	—	—	—	—
Exercise of stock options and vested restricted stock units	789	—	—	—	895	—	—	895
Shares issued under employee stock plans	297	—	—	—	1,298	—	—	1,298
Change in foreign currency translation adjustment	—	—	—	—	—	(526)	—	(526)
Change in unrealized gain on investments	—	—	—	—	—	(33)	—	(33)
Net loss applicable to common stockholders	—	—	—	—	—	—	(18,210)	(18,210)
Balance at January 31, 2016	81,674	$8	(200)	$—	$432,552	$(1,197)	$(244,706)	$186,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended January 31,
	2016	2015
Operating activities:
Net loss	$(18,210)	$(25,596)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	10,487	9,169
Loss on disposal of discontinued operations, net of tax	—	1,537
Stock-based expense	11,850	9,689
Bad debt expense	(265)	2,126
Excess tax benefit related to stock-based expense	—	(2)
Amortization of deferred financing costs	176	39
Other non-cash expense	82	145
Changes in operating assets and liabilities:
Accounts receivable	10,715	(18,757)
Prepaid expenses and other current assets	(479)	(1,600)
Other non-current assets	(968)	(112)
Accounts payable	1,797	844
Accrued expenses and other current liabilities	(5,138)	(2,391)
Deferred revenue	225	6,810
Other liabilities, long-term	5,039	(933)
Net cash provided by (used in) operating activities	15,311	(19,032)
Investing activities:
Proceeds from sale of discontinued operations	4,501	25,500
Purchases of property, equipment and capitalized internal-use software development costs	(19,788)	(9,250)
Decrease in restricted cash	—	500
Purchases of short-term investments	(53,467)	(79,136)
Proceeds from maturities of short-term investments	55,017	55,767
Proceeds from sale of short-term investments	—	5,012
Net cash used in investing activities	(13,737)	(1,607)
Financing activities:
Proceeds from employee stock compensation plans	2,777	6,215
Proceeds from revolving line of credit	—	57,000
Payments on revolving line of credit	—	(27,000)
Deferred financing costs	—	(706)
Excess tax benefit related to stock-based expense	—	2
Net cash provided by financing activities	2,777	35,511
Effect of exchange rate fluctuations on cash and cash equivalents	(448)	(1,019)
Net change in cash and cash equivalents	3,903	13,853
Cash and cash equivalents at beginning of period	54,041	31,934
Cash and cash equivalents at end of period	$57,944	$45,787
Supplemental disclosure of other cash flow information:
Cash paid for income taxes, net of refunds	$662	$832
Cash paid for interest	$1,631	$889
Supplemental disclosure of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable	$318	$—
Asset retirement obligation costs incurred	$100	$—

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
On July 2, 2014, the Company completed the sale of its PowerReviews business. The operating results of this business have been presented as discontinued operations for the nine month period ended January 31, 2015. The statement of cash flows is reported on a combined basis without separately presenting cash flows from discontinued operations. All other disclosures and amounts in the notes to the condensed consolidated financial statements relate to the Company’s continuing operations, unless otherwise indicated.
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
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with GAAP, as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the three and nine months ended January 31, 2016 are not necessarily indicative of results that may be expected for the fiscal year ending April 30, 2016 or any other period.
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
Derivative contracts were not material to our operations or net income for the three and nine month periods ended January 31, 2016 and 2015. The Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.
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
The valuation techniques used to determine the fair value of our financial instruments having Level 2 inputs are valued using unadjusted, non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models. Our procedures include controls to ensure that appropriate fair values are recorded by a review of the valuation methods and assumptions. The Company did not hold any cash equivalents, restricted cash or short-term investments categorized as Level 3 as of January 31, 2016 or April 30, 2015.
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

No single client accounted for 10% or more of accounts receivable as of January 31, 2016 or April 30, 2015. No single client accounted for 10% or more of total revenue for the three and nine months ended January 31, 2016 or 2015.
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
Recent Accounting Pronouncements
Leases (Topic 842)
In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases (Topic 842),” (“ASU 2016-02”) which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard must be adopted using a modified retrospective approach and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements.
Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued Accounting Standards Update 2015-17, “Balance Sheet Classification of Deferred Taxes,” (“ASU 2015-17”) which eliminates the current requirement for entities to separate deferred income tax assets and liabilities into current and noncurrent amounts in a classified balance sheet. Instead, entities will be required to classify all deferred income tax assets and liabilities as noncurrent. ASU 2015-17 will be effective for annual periods beginning after December 15, 2016, including interim periods within those years, and early adoption is permitted. The standard may be applied on either a prospective or retrospective basis. Other than the revised balance sheet presentation of deferred tax liabilities and assets, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
The Company has reviewed other new accounting pronouncements that were issued as of January 31, 2016 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.

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
Results from discontinued operations were as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
Revenues from discontinued operations	$—	$—	$—	$2,535
Income from discontinued operations before income taxes	$—	$—	$—	$303
Income tax expense	—	—	—	23
Net income from discontinued operations	—	—	—	280
Loss on disposal of discontinued operations, net of tax	—	—	—	(1,537)
Loss from discontinued operations, net of tax	$—	$—	$—	$(1,257)
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
As of January 31, 2016 there were no ‘assets held for sale’ as the divestiture of the PowerReviews business was completed on July 2, 2014. The $4.5 million held in escrow was released during the nine months ended January 31, 2016, and the Company received no claims for indemnification under the definitive agreement.

4. Fair Value of Financial Assets and Liabilities
The following table summarizes the Company’s cash and cash equivalents as of January 31, 2016 and April 30, 2015 (in thousands):

	January 31, 2016	April 30, 2015
Demand deposit accounts	$53,041	$49,977
Money market funds	462	2,831
Municipal debt securities	—	102
Commercial paper	1,940	875
U.S. government agency debt securities	2,501	—
Corporate debt securities	—	256
Total cash and cash equivalents	$57,944	$54,041

The following table summarizes the Company’s short-term investments as of January 31, 2016 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$7,810	$—	$(1)	$7,809
Municipal debt securities	391	—	—	391
Commercial paper	3,442	—	—	3,442
U.S. Treasury securities	8,769	—	(8)	8,761
U.S. government agency debt securities	25,078	—	(35)	25,043
Corporate debt securities	5,543	—	(14)	5,529
Total short-term investments	$51,033	$—	$(58)	$50,975
The following table summarizes the Company’s short-term investments as of April 30, 2015 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$4,000	$4	$—	$4,004
Municipal debt securities	4,564	17	(16)	4,565
Commercial paper	6,269	4	—	6,273
U.S. Treasury securities	11,814	—	(11)	11,803
U.S. government agency debt securities	17,007	1	(3)	17,005
Corporate debt securities	9,104	4	(28)	9,080
Total short-term investments	$52,758	$30	$(58)	$52,730
Realized and unrealized gains and losses on short-term investments were not material for the three and nine months ended January 31, 2016 and 2015. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other-than-temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment. There have been no impairment charges recognized related to short-term investments for the three and nine months ended January 31, 2016 and 2015.
Contractual maturities of available-for-sale securities at January 31, 2016, are as follows (in thousands):

Estimated Fair Value
Due in one year or less	$47,507
Due in 1-2 years	3,468
Total investments in debt securities	$50,975
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

The following table summarizes the fair value of the Company’s financial assets and liabilities that were measured on a recurring basis as of January 31, 2016 and April 30, 2015 (in thousands):

	Fair Value Measurements at January 31, 2016				Fair Value Measurements at April 30, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$462	$—	$—	$462	$2,831	$—	$—	$2,831
Municipal bonds	—	—	—	—	—	102	—	102
Commercial paper	—	1,940	—	1,940	—	875	—	875
U.S. government agency securities	2,501	—	—	2,501	—	—	—	—
Corporate securities	—	—	—	—	—	256	—	256
Total cash equivalents	2,963	1,940	—	4,903	2,831	1,233	—	4,064
Short-term investments:
Certificates of deposit	—	7,809	—	7,809	—	4,004	—	4,004
Municipal bonds	—	391	—	391	—	4,565	—	4,565
Commercial paper	—	3,442	—	3,442	—	6,273	—	6,273
U.S. Treasury securities	8,761	—	—	8,761	11,803	—	—	11,803
U.S. government agency securities	25,043	—	—	25,043	17,005	—	—	17,005
Corporate securities	—	5,529	—	5,529	—	9,080	—	9,080
Total short-term investments	33,804	17,171	—	50,975	28,808	23,922	—	52,730
Total assets	$36,767	$19,111	$—	$55,878	$31,639	$25,155	$—	$56,794
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

5. Acquired Intangible Assets, net
Acquired intangible assets, net, as of January 31, 2016 and April 30, 2015 for continuing operations are as follows (in thousands):

	January 31, 2016			April 30, 2015
	Gross Fair Value	Accumulated Amortization	Net Book Value	Gross Fair Value	Accumulated Amortization	Net Book Value
Customer relationships	$11,835	$(3,849)	$7,986	$11,835	$(2,921)	$8,914
Developed technology	3,265	(1,171)	2,094	3,265	(681)	2,584
Total	$15,100	$(5,020)	$10,080	$15,100	$(3,602)	$11,498
The amortization of customer relationships is recorded as amortization expense and the amortization for developed technology is amortized to cost of revenue.
The following table presents our estimate of future amortization expense for definite-lived intangible assets (in thousands):

Fiscal period:	Amount
Remaining three months of Fiscal year 2016	$472
Fiscal year 2017	1,890
Fiscal year 2018	1,890
Fiscal year 2019	1,856
Fiscal year 2020	1,130
Thereafter	2,842
Total	$10,080

6. Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items occurring in the period. For continuing operations, the Company’s effective tax rate for the three months ended January 31, 2016 was a benefit of 5.0 percent compared to an expense of 8.5 percent for the three months ended January 31, 2015. For continuing operations, the Company’s effective tax rate for the nine months ended January 31, 2016 was a benefit of 0.7 percent compared to an expense of 2.5 percent for the nine months ended January 31, 2015. The tax benefit for the three and nine months ended January 31, 2016 were primarily attributable to an estimated decrease in state taxes payable primarily as a result of increased benefits recognized for Texas R&D credits and refunds related to prior year state and foreign returns. The tax expense for the three and nine months ended January 31, 2015 were primarily attributable to estimated foreign and state income tax expense.

7. Debt
Credit Facility
On July 18, 2007, the Company entered into a loan and security agreement with Comerica Bank which was most recently amended and restated on November 21, 2014. The Amended and Restated Credit Facility (the “Credit Facility”) provides for a secured, revolving line of credit of up to $70.0 million, with a sublimit of $3.0 million for the incurrence of swingline loans and a sublimit of $15.0 million for the issuance of letters of credit. Borrowings under the Credit Facility are collateralized by substantially all assets of the Company and of its U.S. subsidiaries. The revolving line of credit bears interest at the adjusted LIBOR rate plus 3.5%. Availability under the Credit Facility was $2.1 million as of January 31, 2016. The Company had letters of credit outstanding of $10.9 million as of January 31, 2016. The Credit Facility expires on November 21, 2017 with all advances immediately due and payable. The Company was in compliance with all covenants contained in the Credit Facility as of January 31, 2016.
The Company incurred $0.7 million of fees in connection with the Amended and Restated Credit Facility which were capitalized and are being amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the Credit Facility. The Company incurred amortization expense on deferred financing costs of $0.1 million and $0.2 million, respectively, for the three and nine months ended January 31, 2016.
On February 29, 2016 the Company paid $10.0 million on the balance outstanding under its Credit Facility, reducing the Company's outstanding debt to $47.0 million.

8. Net Loss Per Share Applicable to Common Stockholders
The following table sets forth the computations of net loss per share applicable to common stockholders for the three and nine months ended January 31, 2016 and 2015, respectively (in thousands, except net loss per share data):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
Net loss from continuing operations	$(3,114)	$(4,123)	$(18,210)	$(24,339)
Net loss from discontinued operations, net of tax	—	—	—	(1,257)
Net loss applicable to common stockholders	$(3,114)	$(4,123)	$(18,210)	$(25,596)
Basic and diluted loss per share
Continuing operations	$(0.04)	$(0.05)	$(0.23)	$(0.31)
Discontinued operations	—	—	—	(0.02)
Basic and diluted loss per share:	$(0.04)	$(0.05)	$(0.23)	$(0.33)
Basic and diluted weighted average number of shares outstanding	81,096	78,898	80,649	78,315
Potentially dilutive securities (1):
Outstanding stock options	168	721	224	817
Restricted shares	17	629	50	404

(1)	The impact of potentially dilutive securities on earnings per share is anti-dilutive in a period of net loss.

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
The Company is subject to audit in various jurisdictions, and such jurisdictions may assess additional income and sales tax liabilities against us.  Although we believe our tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different from our historical income and sales tax provisions and accruals. Developments in an audit or litigation could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. As of January 31, 2016, the Company was in the process of assessing the sales tax status of the Bazaarvoice enterprise service offering with sales tax agencies in certain states in which it operates.  In addition, certain state tax returns are currently under audit by state tax authorities. As of January 31, 2016, the Company has accrued tax liabilities of $0.3 million, representing the best estimate of sales tax obligations it believes is probable to be incurred as a result of these assessments and audits.
On November 13, 2014, the Company entered into a lease (the “Lease”), pursuant to which the Company leases approximately 137,615 square feet of office space in Austin, Texas. This serves as the headquarters of the Company and is used for general office purposes. The term of the Lease commenced on December 14, 2015 (the “Commencement Date”) and terminates approximately ten years and six months after the Commencement Date. The Company has the option to extend the term of the Lease for up to two successive periods of five years each and the Company was required to obtain a stand by letter of credit of $8.0 million as a security deposit for the Lease. The expected lease payments for the original term are estimated to be approximately $0.5 million for fiscal year ended April 30, 2016, $3.8 million for fiscal year ended April 30, 2017, $3.8 million for fiscal year ended April 30, 2018, $3.9 million for fiscal year ended April 30, 2019, $4.0 million for the fiscal year ended April 30, 2020 and $24.3 million for the fiscal years ended April 30th thereafter.

10. Subsequent Events

Subsequent to January 31, 2016, the Company made the decision to suspend sales of its BV Local product, reduce its cost structure to improve operating efficiencies and align resources with its growth strategies. As a result, during the fourth fiscal quarter the Company reduced global headcount by approximately 6% for which it expects to incur severance and other costs of approximately $0.9 million and $0.6 million in the fourth quarter of fiscal 2016 and fiscal year 2017, respectively.

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
Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to:

•	our ability to develop and launch new products and the market's acceptance of such new products;

•	our ability to retain clients and satisfy their obligations and needs and upsell to existing clients;

•	our ability to maintain pricing for our products and services;

•	our ability to increase adoption of our platforms by our clients’ internal and external users;

•	our ability to protect our users’ information and adequately address security and privacy concerns;

•	our ability to maintain an adequate rate of growth and control expenses;

•	our ability to effectively execute and adapt our business model in a dynamic market;

•	our ability to reduce our cost structure and improve operating efficiencies;

•	our future expenses;

•	our ability to expand our network;

•	our ability to integrate clients, employees and operations of acquired companies into our business;

•	our ability to earn revenue on ads served based on data accumulated from our network;

•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;

•
our plan to continue investing in long-term growth and research and development, enhancing our platforms and pursuing strategic acquisitions of complementary businesses and technologies to drive future growth;

•	our ability to increase engagement of our solutions by new and existing clients, partners and professional organizations and launch those solutions without delay;

•	our anticipated trends of our operating metrics and financial and operating results;

•	the effects of increased competition and commoditization of products we offer, including pricing pressure, reduced profitability or loss of market share;

•	our ability to successfully enter new markets and manage our international expansion and sell our products internationally;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	changes in accounting standards;

•	the impact of the Department of Justice stipulation regarding PowerReviews on our business;

•	the attraction and retention of qualified employees and key personnel;

•	our expectations regarding the outcome of litigation proceedings; and

•	other risk factors included under “Risk Factors” in this Quarterly Report on Form 10-Q.

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
For the three and nine months ended January 31, 2016, through the continued enhancement and expansion of our social commerce platform, we achieved continued growth in the number of active clients as compared to the three and nine months ended January 31, 2015. Our revenue from continuing operations was $50.3 million and $149.1 million for the three and nine months ended January 31, 2016, which represents a 1.4% and a 4.3% increase from the three and nine months ended January 31, 2015, respectively.
As of January 31, 2016, we had 817 full-time employees compared to 825 full-time employees as of the same date last year.
During the fourth fiscal quarter the Company made the decision to suspend sales of its BV Local product, reduce its cost structure to improve operating efficiencies and align resources with its growth strategies. As a result, during the fourth fiscal quarter the Company reduced global headcount by approximately 6% for which it expects to incur severance and other costs of approximately $0.9 million and $0.6 million in the fourth quarter of fiscal 2016 and fiscal year 2017, respectively. Management anticipates this decision will result in annualized pretax savings of approximately $6 to $7 million in fiscal 2017 (excluding the impacts of severance and other costs mentioned above) and will have an insignificant impact on revenues. We plan to continue to invest for long-term growth by developing new solutions, adding new features and functionality, expanding the potential applications of our existing solutions and may pursue strategic acquisitions of complementary businesses and technologies.
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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
	(in thousands, except number of clients and client retention rate)
Revenue:
SaaS	$47,884	$46,429	$142,385	$135,952
Advertising (previously referred to as media)	2,371	3,133	6,672	6,912
Total revenue	$50,255	$49,562	$149,057	$142,864
Cash flow provided by (used in) operations (1)	$8,007	$(6,887)	$15,311	$(19,032)
Number of active clients (period end) (2)	1,383	1,292	1,383	1,292
SaaS revenue per active client (3)	$34.9	$36.6	$104.9	$113.9
Active client retention rate (4)	95.3%	96.8%	84.2%	89.3%
Total revenue per employee (5)	$60.1	$60.5	$181.6	$178.6
SaaS impressions served (in millions)	101,511	85,130	244,314	210,427

(1)	Cash flow provided by (used in) operations includes combined cash flows from continuing operations along with discontinued operations.

(2)
Beginning as of our first fiscal quarter of 2016, we define an active client as an organization with which we have a contract to provide one or more of our hosted social commerce solutions pursuant to which we are recognizing revenue as of the last day of the quarter, and we count organizations that are closely related as one client, even if they have signed separate contractual agreements. All periods prior to the first quarter of fiscal 2016 have been revised to conform to this definition of an active client from continuing operations.

(3)	Calculated based on the average number of active clients for the three and nine month period from continuing operations.

(4)	Calculated based on active client retention over a three and nine month period from continuing operations.

(5)	Calculated based on the average number of full-time employees for the three and nine month period.
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
Advertising revenue (previously referred to as media revenue) consists primarily of fees charged to advertisers when their advertisements are displayed on publishers’ websites and is net of amounts due to such publishers.
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
Number of Active Clients
Beginning as of our first quarter of 2016, we define an active client as an organization with which we have a contract to provide one or more of our hosted social commerce solutions pursuant to which we are recognizing revenue as of the last day of the quarter, and we count organizations that are closely related as one active client, even if they have signed separate contractual agreements. All periods prior to the first quarter of fiscal 2016 have been revised to conform to this definition of an active client from continuing operations.

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
SaaS Impressions
We define an impression as a single online word of mouth instance delivered to an end user’s web browser. We believe that in combination with our active client base, impressions delivered is an indicator of the reach of our network.
Key Components of Our Condensed Consolidated Statements of Operations
Revenue
We generate revenue principally from fixed commitment subscription contracts under which we provide clients with various services, including access to our hosted software platforms. For agreements with multiple elements, we evaluate each element in the arrangement to determine whether it represents a separate unit of accounting and recognize the allocated revenue for each unit of accounting over the respective service period. We sell these services under contractual agreements for service terms that are generally one year in length. Clients typically commit to fixed rate fees for the service term. Any revenue that does not meet the revenue recognition criteria is recorded as deferred revenue on our balance sheet. We invoice clients on varying billing cycles, including annually, quarterly and monthly; therefore, our deferred revenue balance does not represent the total contract value of our non-cancelable subscription agreements. Fees payable under these agreements are due in full within 30 to 90 days of invoicing and are non-refundable regardless of the actual use of the services and contain no general rights of return. No single client accounted for more than 10% of our revenue for the three and nine months ended January 31, 2016 and 2015.
To date our revenue growth has been primarily driven by the sale of our core SaaS solutions. We currently expect that our revenue growth rates for the remainder of fiscal year 2016 and into fiscal year 2017 will be lower than our historical growth rates. This is due to inconsistent sales performance, an increase in competitive pressure that has led to intensified price-based competition and lower client retention rates.
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
We intend to continue to invest resources in our client services teams and in the capacity of our hosting service infrastructure due to increases in the volume of impressions and, as we continue to invest in technology innovation through our research and development organization, we will likely see an increase in the amortization expense associated with capitalized internal-use software development. The level and timing of investment in these areas could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue in the future.
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
Research and development. Research and development expenses consist primarily of personnel costs for our product development employees and executives, including salaries, benefits, stock-based expense and bonuses. Also included are non-personnel costs such as professional fees payable to third-party development resources and an allocation of our general overhead expenses. A substantial portion of our research and development efforts are focused on enhancing our software architecture and adding new features and functionality to our platforms to address social and business trends as they evolve. We are also incurring an increasing amount of expenses in connection with our efforts to leverage data that we and our clients collect and manage through the use of our solutions. While we expect research and development expenses to increase for the remainder of fiscal year 2016, our research and development expenses may decrease as a percentage of revenue in future periods.
General and administrative. General and administrative expenses consist primarily of personnel costs, including salaries, benefits, stock-based expense and bonuses for our administrative, legal, human resources, finance, accounting and information technology employees and executives. Also included are non-personnel costs, such as travel-related expenses, professional fees, bad debt expense and other corporate expenses, along with an allocation of our general overhead expenses. We will continue to incur incremental costs to meet the increased compliance requirements associated with being a public company. Those costs include increases in our accounting and legal personnel, additional consulting, legal, audit and tax fees, insurance costs, board of directors’ compensation and the costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act. However, we expect our general and administrative expenses to decrease as a percentage of revenue over time due to the economies of scale.
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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Revenue	$50,255	$49,562	$149,057	$142,864
Cost of revenue (1)	18,920	17,988	57,614	51,758
Gross profit	31,335	31,574	91,443	91,106
Operating expenses:
Sales and marketing (1)	16,113	18,020	51,781	57,946
Research and development (1)	10,199	8,779	31,086	27,815
General and administrative (1)	6,940	6,932	22,821	22,925
Acquisition-related and other	332	413	1,258	3,231
Amortization of acquired intangible assets	309	309	928	928
Total operating expenses	33,893	34,453	107,874	112,845
Operating loss	(2,558)	(2,879)	(16,431)	(21,739)
Total other expense, net	(719)	(920)	(1,906)	(2,006)
Loss from continuing operations before income taxes	(3,277)	(3,799)	(18,337)	(23,745)
Income tax expense (benefit)	(163)	324	(127)	594
Net loss from continuing operations	$(3,114)	$(4,123)	$(18,210)	$(24,339)
Other Financial Data:
Adjusted EBITDA from continuing operations (2)	$3,075	$1,962	$941	$(5,113)
(1)

Includes stock-based expense as follows:
Cost of revenue	$585	$451	$1,664	$1,223
Sales and marketing	686	867	2,413	2,973
Research and development	916	685	2,593	1,854
General and administrative	1,705	1,097	5,180	3,515

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

Adjusted EBITDA should not be considered as an alternative to net loss or income, operating loss or income or any other measure of financial performance calculated and presented in accordance with GAAP. Our Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate Adjusted EBITDA in the same manner. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate.
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
The following table presents a reconciliation of net loss from continuing operations, the most comparable GAAP measure, to Adjusted EBITDA from continuing operations for each of the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
GAAP net loss from continuing operations	$(3,114)	$(4,123)	$(18,210)	$(24,339)
Stock-based expense	3,892	3,100	11,850	9,565
Adjusted depreciation and amortization (1)	1,409	1,328	4,264	4,260
Acquisition-related and other expense	332	413	1,258	3,231
Other stock-related benefit (2)	—	—	—	(430)
Income tax expense (benefit)	(163)	324	(127)	594
Total other expense, net	719	920	1,906	2,006
Adjusted EBITDA from continuing operations	$3,075	$1,962	$941	$(5,113)

(1)
Adjusted depreciation and amortization excludes amortization of capitalized internal-use software, which was $2.1 million and $1.8 million for the three month periods ended January 31, 2016 and 2015, respectively, and $6.2 million and $4.9 million for the nine month periods ended January 31, 2016 and 2015, respectively.

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
Consolidated Statements of Operations Data:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (1)	37.6	36.3	38.7	36.2
Gross profit	62.4	63.7	61.3	63.8
Operating expenses:
Sales and marketing (1)	32.1	36.4	34.7	40.6
Research and development (1)	20.3	17.7	20.9	19.5
General and administrative (1)	13.8	14.0	15.3	16.0
Acquisition-related and other	0.7	0.8	0.8	2.3
Amortization of acquired intangible assets	0.6	0.6	0.6	0.6
Total operating expenses	67.5	69.5	72.3	79.0
Operating loss	(5.1)	(5.8)	(11.0)	(15.2)
Total other expense, net	(1.4)	(1.9)	(1.3)	(1.4)
Loss from continuing operations before income taxes	(6.5)	(7.7)	(12.3)	(16.6)
Income tax expense (benefit)	(0.3)	0.6	(0.1)	0.4
Net loss from continuing operations	(6.2)%	(8.3)%	(12.2)%	(17.0)%
Other Financial Data:
Adjusted EBITDA from continuing operations	6.1%	4.0%	0.6%	(3.6)%
(1) Includes stock-based expense as follows:
Cost of revenue	1.2%	0.9%	1.1%	0.9%
Sales and marketing	1.4%	1.7%	1.6%	2.1%
Research and development	1.8%	1.4%	1.7%	1.3%
General and administrative	3.4%	2.2%	3.5%	2.5%
Comparison of the Three Months Ended January 31, 2016 and 2015
Revenue

	Three Months Ended January 31,
	2016	2015	% Change
	(dollars in thousands)
Revenue	$50,255	$49,562	1.4%
Our revenue increased $0.7 million, or 1.4%, for the three months ended January 31, 2016 compared to the three months ended January 31, 2015. The increase in revenue consisted of a $1.4 million increase in SaaS revenue partially offset by a $0.7 million decrease in Advertising revenue.
The $1.4 million increase in SaaS revenue, consisted primarily of a $4.4 million increase in revenue generated from new launches of active clients utilizing our platform and solutions since the prior year period, partially offset by a $3.0 million decrease in revenue from the existing active client base compared to the three months ended January 31, 2015. The decrease in revenue from the existing active client base was primarily a result of lower revenue per existing active client and client turnover due to increased competitive pressure that has led to intensified price-based competition. For the three months ended January 31, 2016, the Company had net new active client additions of 23 and an active client retention rate of 95.3% compared to net new active client additions of 49 and an active client retention rate of 96.8% for the three months ended January 31, 2015. In addition to the competitive environment discussed above, our client retention rates can be impacted due to a variety of reasons including, but not limited to, non-renewals and the cyclical and discretionary nature of marketing and advertising spending. SaaS revenue per active client (in thousands) was $34.9 for the three months ended January 31, 2016, compared to SaaS revenue per active client (in thousands) of $36.6 for the three months ended January 31, 2015.
The $0.7 million decrease in Advertising revenue is primarily attributable to sales execution issues during the current quarter.

Cost of Revenue and Gross Profit Percentage

	Three Months Ended January 31,
	2016	2015	% Change
	(dollars in thousands)
Cost of revenue	$18,920	$17,988	5.2%
Gross profit	31,335	31,574	(0.8)
Gross profit percentage	62.4%	63.7%
Cost of revenue increased $0.9 million, or 5.2%, for the three months ended January 31, 2016 compared to the three months ended January 31, 2015. The increase in cost of revenue was primarily due to an increase of $0.6 million in personnel–related expenses as a result of increased headcount needed to support implementation of our new and existing product offerings along with the addition of new clients. Cost of revenue also increased for the three months ended January 31, 2016 as a result of a $0.3 million increase in costs associated with hosting services due to an increase in the volume of impressions and a $0.3 million increase in amortization expense related to certain internally developed software projects that were put in service during fiscal 2016 and the later part of fiscal 2015. These increases were partially offset by a $0.3 million decrease in incentive based bonus expense.
Operating Expenses

	Three Months Ended January 31,
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Sales and marketing	$16,113	32.1%	$18,020	36.4%	(10.6)%
Research and development	10,199	20.3	8,779	17.7	16.2
General and administrative	6,940	13.8	6,932	14.0	0.1
Acquisition-related and other	332	0.7	413	0.8	(19.6)
Amortization of acquired intangible assets	309	0.6	309	0.6	—
Total operating expenses	$33,893	67.5%	$34,453	69.5%	(1.6)%
Sales and marketing. Sales and marketing expenses decreased by $1.9 million, or 10.6%, for the three months ended January 31, 2016 compared to the same period in 2015. The decrease in sales and marketing expenses included a decrease in personnel-related expenses of $1.5 million, primarily due to a decrease in headcount, a $0.2 million decrease in marketing expenses and a $0.2 million sales tax benefit related to a favorable ruling in Michigan related to sales tax on SaaS products.
Research and development. Research and development expenses increased by $1.4 million, or 16.2%, for the three months ended January 31, 2016 compared to the same period in 2015 as a result of a $0.9 million increase in personnel-related expense as a result of increased headcount, a $0.2 million increase in software and license expenditures and a $0.3 million increase in allocated overhead expenses.
General and administrative. General and administrative expenses remained constant at $6.9 million for the three months ended January 31, 2016 compared to the same period in 2015. General and administrative expenses decreased $1.5 million due to decreased bad debt expense of $1.2 million as a result of improved receivables collections and decreased professional fees paid to third party consultants of $0.3 million. This decrease was offset by an increase in personnel-related expenses of $1.5 million primarily as a result of increased stock based compensation related to new grants and increased headcount.
Acquisition-related and other. Acquisition-related and other expenses remained relatively constant for the three months ended January 31, 2016 and 2015. Acquisition-related and other consists primarily of legal and other advisory expenditures incurred to comply with our ongoing obligations from the divestiture of PowerReviews.
Amortization of acquired intangibles. Amortization for acquired intangible assets remained relatively constant at $0.3 million for the three months ended January 31, 2016 and 2015. Amortization of acquired intangible assets represents amortization of acquired customer relationship intangible assets from FeedMagnet and Longboard Media.

Other Expense, Net

	Three Months Ended January 31,
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Interest income	$124	0.2%	$27	—%	359.3%
Interest expense	(596)	(1.2)	(536)	(1.1)	11.2
Other expense	(247)	(0.4)	(411)	(0.8)	(39.9)
Total other expense, net	$(719)	(1.4)%	$(920)	(1.9)%	(21.8)%
Total other expense, net, decreased by $0.2 million for the three months ended January 31, 2016 compared to the same period in 2015 primarily due to a decrease in foreign currency exchange rate losses.
Income Tax Expense

	Three Months Ended January 31,
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Income tax expense (benefit)	$(163)	(0.3)%	$324	0.6%	(150.3)%
Income tax benefit increased by $0.5 million for the three months ended January 31, 2016 compared to the same period in 2015. The increase in tax benefit was primarily attributable to estimated foreign and state income tax for the current year.

Comparison of the Nine Months Ended January 31, 2016 and 2015
Revenue

	Nine Months Ended January 31,
	2016	2015	% Change
	(dollars in thousands)
Revenue	$149,057	$142,864	4.3%
Our revenue increased by $6.2 million, or 4.3%, for the nine months ended January 31, 2016 compared to the nine months ended January 31, 2015. Included in this increase in revenue was an increase in SaaS revenue of $6.4 million offset by a decrease in Advertising revenue of $0.2 million.
The $6.4 million increase in SaaS revenue consisted of $12.5 million generated from new launches of active clients utilizing our platform and solutions since the prior year period, partially offset by a $6.1 million decrease in revenue from the existing active client base compared to the nine months ended January 31, 2015. The decrease in revenue from the existing active client base was primarily a result of lower revenue per existing active client and client turnover due to increased competitive pressure that has led to intensified price-based competition. For the nine months ended January 31, 2016, net new active client additions were 52 and our active client retention rate was 84.2% compared to net new active client additions of 196 and active client retention rate of 89.3% for the nine months ended January 31, 2015. In addition to the competitive environment discussed above, our client retention rates can be impacted due to a variety of reasons including, but not limited to, non-renewals and the cyclical and discretionary nature of marketing and advertising spending. SaaS revenue per active client (in thousands) was $104.9 for the nine months ended January 31, 2016 compared to SaaS revenue per active client (in thousands) of $113.9 for the nine months ended January 31, 2015. In addition, during the nine month period ended January 31, 2016, the Company made the decision to cease sales and marketing operations in its Australia and Singapore offices. This is not anticipated to have a significant impact on revenues in fiscal year 2016.
The $0.2 million decrease in Advertising revenue is primarily a result of sales execution issues during the current quarter.

Cost of Revenue and Gross Profit Percentage

	Nine Months Ended January 31,
	2016	2015	% Change
	(dollars in thousands)
Cost of revenue	$57,614	$51,758	11.3%
Gross profit	91,443	91,106	0.4
Gross profit percentage	61.3%	63.8%
Cost of revenue increased $5.9 million, or 11.3%, for the nine months ended January 31, 2016 compared to the nine months ended January 31, 2015. The increase in cost of revenue was primarily due to an increase of $2.5 million in personnel-related expenses as a result of increased headcount needed to support implementation of our new and existing product offerings as well as the addition of new clients. Cost of revenue also increased for the nine months ended January 31, 2016 as a result of a $1.3 million increase in amortization expense related to certain internally developed software products that were put into service during fiscal 2016 and the later part of fiscal 2015, a $1.2 million increase in costs associated with hosting services due to an increase in the volume of impressions, a $0.4 million increase in allocated corporate expenses, a $0.3 million increase in expenses related to contracts to use third party content in our products and a $0.2 million increase in professional fees due to increased use of third-party contractor resources.
Operating Expenses

	Nine Months Ended January 31,
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Sales and marketing	51,781	34.7%	57,946	40.6%	(10.6)%
Research and development	31,086	20.9%	27,815	19.5%	11.8
General and administrative	22,821	15.3%	22,925	16.0%	(0.5)
Acquisition-related and other	1,258	0.8%	3,231	2.3%	(61.1)
Amortization of acquired intangible assets	928	0.6%	928	0.6%	—
Total operating expenses	$107,874	72.3%	$112,845	79.0%	(4.4)%
Sales and marketing. Sales and marketing expenses decreased by $6.2 million, or 10.6%, for the nine months ended January 31, 2016 compared to the same period in 2015 primarily as a result of a $3.8 million decrease in personnel-related expenses due to a decrease in headcount, a decrease in stock-based compensation primarily related to the resignation of our Chief Revenue Officer and a decrease in corporate bonus expense. In addition, marketing related expenses decreased $1.3 million due primarily to a reduction in customer event related expenses and facility and allocated corporate expenses decreased $0.6 million. We also recognized a $0.3 million net decrease in expenses as a result of the insourcing of customer renewal services and a $0.2 million sales tax benefit due to a favorable ruling in Michigan related to sales tax on SaaS products during the nine months ended January 31, 2016.
Research and development. Research and development expenses increased by $3.3 million, or 11.8%, for the nine months ended January 31, 2016 compared to the same period in 2015 primarily as a result of an increase of $2.9 million in personnel-related expenses, including stock-based compensation expense, due to increased headcount and an increase of $0.4 million in allocated corporate expenses.
General and administrative. General and administrative expenses decreased $0.1 million, or 0.5%, for the nine months ended January 31, 2016 compared to the same period in 2015. The decrease in general and administrative expenses was primarily related to a $2.3 million decrease in bad debt expense due to improved receivables collections and a $1.3 million decrease in professional services due to decreased use of third-party contractor resources, partially offset by increased personnel-related expenses of $2.6 million related to increased headcount and increased stock based compensation as a result of new grants, a $0.4 million benefit recorded during the nine months ended January 31, 2015 representing a reduction in our estimated liability for taxes and other items in connection with the treatment of certain stock option grants and a $0.5 million increase in allocated corporate and other expenses.
Acquisition-related and other. Acquisition-related and other expenses decreased $2.0 million, or 61.1%, for the nine months ended January 31, 2016 compared to the same period in 2015. The decrease in acquisition-related and other expenses was primarily related to lower legal and other advisory costs incurred to comply with our ongoing obligations from the divestiture of the PowerReviews business.
Amortization of acquired intangibles. Amortization for acquired intangible assets stayed relatively constant at $0.9 million during the nine months ended January 31, 2016 and 2015. Amortization of acquired intangible assets represents amortization of acquired customer relationship intangible assets from FeedMagnet and Longboard Media.
Other Expense, Net

	Nine Months Ended January 31,
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Interest income	$275	0.1%	$43	—%	539.5%
Interest expense	(1,628)	(1.1)%	(1,018)	(0.7)%	59.9
Other expense	(553)	(0.3)%	(1,031)	(0.7)%	(46.4)
Total other expense, net	$(1,906)	(1.3)%	$(2,006)	(1.4)%	(5.0)%
Total other expense, net, decreased by $0.1 million for the nine months ended January 31, 2016 compared to the same period in 2015 due to a decrease of $0.5 million in other expense due to realized gains and losses on transactions in foreign currencies and an increase of $0.2 million in interest income partially offset by an increase of $0.6 million of interest expense on our revolving line of credit.
Income Tax Expense (Benefit)

	Nine Months Ended January 31,
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Income tax expense (benefit)	$(127)	(0.1)%	$594	0.4%	(121.4)%
Income tax benefit increased by $0.7 million during the nine months ended January 31, 2016 compared to the same period in 2015 due to an estimated decrease in state taxes payable primarily as a result of increased benefits recognized for Texas R&D credits and refunds related to prior year state and foreign returns.

Liquidity and Capital Resources
Our principal source of liquidity at January 31, 2016 consisted of $108.9 million of cash and cash equivalents and short term investments. Cash and cash equivalents consist of cash, money market funds, commercial paper, corporate bonds and certificates of deposit. Our short-term investments consist of certificates of deposit, municipal bonds, commercial paper, U.S. Treasury notes and bonds that are a guaranteed obligation of the U.S. Government, corporate notes and corporate bonds. As of January 31, 2016, the amount of cash and cash equivalents held by foreign subsidiaries was $6.6 million. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
On July 18, 2007, the Company entered into a loan and security agreement with Comerica Bank which was most recently amended and restated on November 21, 2014. The Amended and Restated Credit Facility (the “Credit Facility”) provides for a secured, revolving line of credit of up to $70.0 million, with a sublimit of $3.0 million for the incurrence of swingline loans and a sublimit of $15.0 million for the issuance of letters of credit. Availability under the Credit Facility was $2.1 million as of January 31, 2016. The Company had letters of credit outstanding of $10.9 million as of January 31, 2016. The Credit Facility expires on November 21, 2017 with all advances immediately due and payable. On February 29, 2016 the Company paid $10.0 million on the balance outstanding under its Credit Facility, reducing the Company's outstanding debt to $47.0 million.
Our principal needs for liquidity include working capital requirements to fund our operations, capital expenditures, repaying our outstanding revolving line of credit and acquisitions. We believe that our available resources are sufficient to fund our liquidity requirements for at least the next 12 months.

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
We typically invoice our new and existing SaaS business clients for our subscription services in a varying mix of frequencies such as; monthly, quarterly, semiannual and annual billings. Bookings and therefore billings for our SaaS business are typically higher in the second half of our fiscal year while billings for our advertising business typically increase significantly during the holiday season. These factors typically result in an increase in our accounts receivable. Similarly, increases in new client launches lead to increased billings, which in turn also increases our accounts receivable. The operating cash flow benefit of increased billing activity generally occurs in the subsequent quarters when we collect from our clients.
Days sales outstanding (“DSO”) is calculated by dividing period end accounts receivable by average daily sales for the fiscal quarter. DSO was 72 days for the three months ended January 31, 2016 compared to 103 days for the three months ended January 31, 2015. Accounts receivable decreased due to improved collections, improved operational efficiencies and a lower mix of advertising billings, which typically have longer DSOs.
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
The following table summarizes our cash flows for the periods indicated (including cash flows from discontinued operations):

	Nine Months Ended January 31,
	2016	2015
	(in thousands)
Net cash provided by (used in) operating activities	$15,311	$(19,032)
Net cash used in investing activities	(13,737)	(1,607)
Net cash provided by financing activities	2,777	35,511
Net Cash Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of clients using our platforms and the amount and timing of client payments.
For the nine months ended January 31, 2016, operating activities provided $15.3 million of cash after changes in our operating assets and liabilities, offsetting a net loss of $18.2 million. The net loss includes non-cash depreciation and amortization of $10.5 million and non-cash stock-based expense of $11.9 million. Cash increased $11.1 million as a result of a $9.2 million reduction in operating assets and a $1.9 million increase in operating liabilities. The $9.2 million reduction in operating assets is primarily driven by a decrease in accounts receivable as a result of improved collections and a lower mix of advertising billings. The $1.9 million increase in operating liabilities is primarily related to a $5.1 million increase in other liabilities primarily as a result of increased deferred tenant improvement allowance and deferred rent related to our new corporate headquarters and an increase of $2.0 million in accounts payable and deferred revenue, partially offset by a decrease in accrued expenses and other current liabilities of $5.2 million.
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
For the nine months ended January 31, 2016, investing activities used $13.7 million, which was primarily the result of $53.4 million in purchases of short term investments and $19.8 million in purchases of property, equipment and capitalized internal-use software development costs, partially offset by proceeds from maturities of short-term investments of $55.0 million and proceeds of $4.5 million from the release of escrow funds associated with the sale of the PowerReviews business.
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
For the nine months ended January 31, 2016, financing activities provided $2.8 million due to proceeds from contributions of $1.9 million to our Employee Stock Purchase Plan and proceeds of $0.9 million from the exercise of options to purchase our common stock.
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

Critical Accounting Policies and the Use of Estimates
Preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015, filed on June 25, 2015 describe the significant accounting estimates and policies used in the preparation of our condensed consolidated financial statements. Actual results in these areas could differ from management’s estimates. During the nine months ended January 31, 2016, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015, filed on June 25, 2015.

Recent Accounting Pronouncements
Leases (Topic 842)
In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases (Topic 842),” (“ASU 2016-02”) which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard must be adopted using a modified retrospective approach and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements.
Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued Accounting Standards Update 2015-17, “Balance Sheet Classification of Deferred Taxes,” (“ASU 2015-17”) which eliminates the current requirement for entities to separate deferred income tax assets and liabilities into current and noncurrent amounts in a classified balance sheet. Instead, entities will be required to classify all deferred income tax assets and liabilities as noncurrent. ASU 2015-17 will be effective for annual periods beginning after December 15, 2016, including interim periods within those years, and early adoption is permitted. The standard may be applied on either a prospective or retrospective basis. Other than the revised balance sheet presentation of deferred tax liabilities and assets, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
The Company has reviewed other new accounting pronouncements that were issued as of January 31, 2016 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.

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
We assess the market risk of changes in foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows of a hypothetical 10% change in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The effect of an immediate 10% adverse change in exchange rates on foreign currency denominated monetary assets and liabilities, principally accounts receivable and intercompany balances, as of January 31, 2016, would be immaterial.
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
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2016. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2016.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended January 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our revenue, expenses, operating results and cash flows have fluctuated from quarter to quarter in the past and are likely to continue to do so in the future. These fluctuations are due to, or may in the future result from, many factors, some of which are outside of our control, including:

•
our ability to sell additional solutions, including our advertising solutions, to existing clients and to add new clients, in multiple regions around the world, particularly in the United States and Europe, which has fluctuated and is likely to continue to fluctuate, due to the effectiveness of our sales execution, general economic conditions, increased competition, the timing of larger sales opportunities, changes in the regulatory environment and other factors affecting our sales in each of these regions;

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

•	the timing, frequency and pattern of our billing mix;

•	the cyclical and discretionary nature of marketing and advertising spending, especially spending on social commerce solutions, targeted social commerce campaigns and online advertising campaigns;

•	seasonal variations and unpredictability in our clients’ advertising budgets;

•	the amount and timing of operating expenses and capital expenditures related to the expansion of our operations and infrastructure and client acquisition;

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill or intangible assets from acquired companies;

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

•
the adoption of new laws or regulations, or interpretations of existing laws or regulations, that restrict, or increase the costs of, providing social commerce solutions that inhibit online advertising or otherwise change the use of the Internet as a medium for communications and commerce.

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
We have incurred significant losses in each fiscal period since our inception in 2005. We experienced net losses of $33.2 million and $52.8 million from continuing operations during fiscal years 2015 and 2014, respectively. As of January 31, 2016, we had an accumulated deficit of $245 million which also includes losses from discontinued operations. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire clients. Expenses associated with the integration of the clients, employees and operations of acquired companies into our business could further delay our profitability. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest to grow our business and acquire clients, develop our platforms and develop new products and solutions. These efforts may prove more expensive and more difficult than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new products and solutions could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our client base, we could also incur increased losses because costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. Additionally, we currently sell our products on a fixed price basis. However, many of the third-party costs associated with providing our products are subject to variable pricing. We cannot be certain that we will be able to attain or increase profitability on a client-by-client basis or on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.
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
Ratings & Reviews was our first social commerce solution and still remains the core element of our technology platform. Other social commerce solutions we have developed or acquired include Connections, Analytics, Curations and Spotlights. Our future financial performance and revenue growth depend upon the successful development, implementation and client acceptance of new products, including products that allow us to utilize the data that we and our clients collect and manage through the use of our products, and the improvement and enhancement of our existing products. We continually seek to develop enhancements to our existing products, as well as new offerings to supplement our existing products. As a result, we are subject to the risks inherent in the development and integration of new products, including defects or undetected errors in our products or in the operation of our products, difficulties in installing or integrating our products on platforms used by our clients or other unanticipated performance, stability and compatibility problems. Any of these problems could result in material delays in the introduction or acceptance of our solutions, increased costs, decreased client satisfaction, breach of contract claims, harm to our industry reputation and reduced or delayed revenues. If we are unable to deliver new products or upgrades or other enhancements to our existing products on a timely and cost-effective basis, it could have a material adverse effect on our business, financial condition and results of operations.
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
Additionally, our ability to both collect and utilize data may be affected by a number of factors outside of our control, including increased government regulation, both domestically and abroad, of the collection of information concerning consumer behavior on the Internet and the increased use of technologies that allow website visitors to modify their settings to block online advertising, to prevent or delete cookies and to sweep all cookies from their computers. Further, we currently do not own the data collected through the use of our solutions and services. If our clients decide not to allow us to collect the data or if we are not able to obtain sufficient rights to the data, we may not be able to utilize it in our solutions and services. Additionally, the costs to us related to obtaining sufficient rights to utilize this data could be high and such costs could affect our future operating results.
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
We have several direct and indirect competitors across the regions we serve that provide third-party social commerce solutions, including but not limited to companies such as PowerReviews (formerly named Wavetable), Sprnklr, Turn To, Reevoo, eKomi, Yotpo, Rating System and Gigya. As a result of our divestiture of the PowerReviews business and the court-ordered terms associated with that divestiture, our competition with PowerReviews has increased. Additionally, we face potential competition from participants in adjacent markets that may enter our markets by leveraging related technologies and partnering with other companies.
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
Our cost saving initiatives may not achieve the results we anticipate.
We have recently undertaken and may continue to undertake various actions in order to reduce our cost structure, align resources with our growth strategies and improve operating efficiencies. We cannot be certain that we will be able to complete these initiatives as planned or without business interruption, or that the estimated operating efficiencies or cost savings from such activities will be fully realized or maintained over time. These cost saving activities may also have unintended consequences, such as attrition beyond our intended reduction in workforce or reduced employee morale.
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
Our Curations product collects and curates consumer-generated images, video and social content from social advertising platforms such as Facebook, Instagram, Pinterest and Twitter. If these social media companies change their technology or terms of use in ways that restrict or inhibit the way we can collect or use content, the success of this solution could be significantly impacted.
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
As our operations have expanded, we have established and currently maintain offices in the United States, the United Kingdom, France, Germany, the Netherlands and Australia. We have limited experience in operating in foreign jurisdictions and are making significant investments to build our international operations. Managing a global organization is difficult, time-consuming and expensive, and any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to risks, including the following:

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
As of January 31, 2016, we had 11 issued U.S. patents, 21 pending U.S. non-provisional patent applications and 1 pending U.S. provisional patent applications. We cannot be certain that any additional patents will be issued with respect to our patent applications. Any current or future patents issued to us may be challenged, invalidated or circumvented, may not provide sufficiently broad protection or may not prove to be enforceable inactions against alleged infringers. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.
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
Since our inception, we have experienced growth, which has increased the complexity of our operations. As our operations have expanded, we have grown from 640 full-time employees at April 30, 2012 to 817 full-time employees at January 31, 2016. We have increased the size of our client base from 782 active clients at April 30, 2012 to 1,383 active clients at January 31, 2016. The rapid growth and increasing complexity have demanded, and will continue to demand, substantial resources and attention from our management, most of whom have limited experience in managing a business of our size and complexity. We expect to continue to hire more employees in the future as we grow our business. To manage the expected growth of our operations and personnel and to support financial reporting requirements as a public company, we will need to continue to improve our operational, financial, technology and management controls and our reporting systems and procedures. Further, to accommodate our expected growth we must continually improve and maintain our technology, systems and network infrastructure. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Our inability to expand our personnel and operations in an efficient manner could result in difficulty in acquiring new clients or retaining existing clients, declines in quality or client satisfaction, increases in expenses relative to our revenue and challenges in developing and introducing new solutions, any of which could adversely affect our operating results.
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
As of January 31, 2016, we had federal net operating loss carry-forwards of $199.0 million due to prior period losses, which expire beginning in 2027. We also have federal research tax credit carry-forwards of approximately $9.4 million that will begin to expire in 2027. As of January 31, 2016, we had state net operating loss carry-forwards of $110.6 million, which will begin expiring in 2016 if not utilized, and research and development credits of $2.7 million, of which a portion will begin expiring in 2034 and a portion will not expire. Realization of these net operating loss and research tax credit carry-forwards depends on many factors, including our future income. There is a risk that due to regulatory changes or unforeseen reasons our existing carry-forwards could expire or otherwise be unavailable to offset future income tax liabilities, which would adversely affect our operating results. In addition, under Section 382/383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards or other pre-change tax attributes to offset U.S. federal and state taxable income may be subject to limitations.
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
The price of our common stock could decline if there are substantial sales of our common stock in the public stock market. We had an aggregate of 81,473,833 outstanding shares of common stock as of March 4, 2016. Shares beneficially owned by our affiliates and certain employees are subject to volume and other restrictions under Rules 144 or 701 of the Securities Act, as well as our insider trading policy and any applicable 10b5-1 trading plan. Certain of our employees, including many of our executive officers, have entered into 10b5-1 trading plans providing for sales of shares of our common stock from time to time.
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
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) adopted by the Securities and Exchange Commission (“SEC”) for financial reporting in the United States. GAAP is subject to change by new and updated accounting pronouncements made by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, or other standard setting organizations recognized by the SEC. In addition, the SEC may change its interpretation of existing accounting standards, issue new rules and regulations or change the accounting principles required or accepted for financial reporting in the United States. In particular, changes to regulations concerning revenue recognition could require us to alter our current revenue accounting practices and cause us to either defer revenue into a future period, or to recognize lower revenue in a current period, and the implementation of such changes could increase compliance costs. Any of these changes could have a significant impact on our previously reported financial statements, our revenue, operating results, and financial position this period, or in the future, and the comparability and consistency of our financial results with other periods.
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

BAZAARVOICE, INC.

Dated: March 8, 2016	/s/ James R. Offerdahl
James R. Offerdahl
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation, as currently in effect	S-1	333-176506	3.1	August 26, 2011
3.2	Amended and Restated Bylaws, as currently in effect	S-1	333-176506	3.2	August 26, 2011
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.