Form 10-K
period 2016-04-30
Bazaarvoice Inc
filed 2016-06-20
CIK 1330421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-35433

BAZAARVOICE, INC. (Exact name of registrant as specified in its charter)

Delaware	20-2908277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10901 South Stonelake Blvd. Austin, Texas 78759
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (512) 551-6000

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was October 31, 2015, the aggregate market value of its shares (based on a closing price of $4.43 per share) held by non-affiliates was approximately $358 million. Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that controls, is controlled by, or is under common control of the Registrant were excluded in that such entities or persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s common stock outstanding as of June 10, 2016 was 82,086,530.
Documents incorporated by reference:
Certain portions, as expressly described in this Annual Report on Form 10-K, of the registrant’s Proxy Statement for the 2016 Annual Meeting of the Stockholders, to be filed within 120 days of April 30, 2016, are incorporated by reference into Part III, Items 10-14.

Bazaarvoice, Inc.

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
Overview
Bazaarvoice was founded on the premise that the collective voice of the consumer is the most powerful marketing tool in the world. Our solutions and services allow our retailer and brand clients to understand that consumer voice and the role it plays in influencing purchasing decisions, both online and offline. Our solutions collect, curate, and display consumer-generated content including ratings and reviews, questions and answers, customer stories, and social posts, photos, and videos. This content is syndicated and distributed across our clients' marketing channels, including category/product pages, search terms, brand sites, mobile applications, in-store displays and paid and earned advertising. This consumer-generated content enables our clients to generate more revenue, market share and brand affinity. Our solutions are designed to empower our clients to leverage insights derived from consumer-generated content to improve marketing effectiveness, increase success of new product launches, improve existing products and services, effectively scale customer support, decrease product returns, reach consumers when actively shopping via highly targeted audience advertising, and enable retailers to launch and manage on-site advertising solutions and site monetization strategies.
Consumers’ decisions to purchase products and services can be directly affected by other consumers' input, comments and opinions. Consumers often trust and rely on what other consumers say about a brand, product, or service, particularly if they consider the content to be authentic and credible. Consumer interaction through online social channels has significantly increased the volume and availability of online consumer-generated content about products and services, which is proven to have a significant and growing influence on both online and offline commerce. The rapid adoption of web-enabled mobile devices is further amplifying the impact of online consumer-generated content by making this content even easier, more convenient, and faster to generate and access. As a result, there has been a paradigm shift in retailer and brand marketing in response to this “connected economy” in which shared, collaborative relationships are networked between businesses, clients, and other influencers. Traditional methods are being disrupted and businesses are now seeking solutions that embrace online consumer-generated content to more effectively engage, influence, and tap into the collective power of consumers.
Our solutions, which are primarily provided via a software-as-a-service, or SaaS, platform, enable our clients to:

•	capture and display consumer-generated content, such as online ratings and reviews, photos, and questions and answers about specific products and services;

•	syndicate that consumer-generated content into our vast network of brand and retail clients where it can influence online and in-store purchases;

•	understand consumer behavior so our clients can respond to what consumers want; and

•	monetize the value of that content through targeted advertising based on online and offline shopping behavior.
Our Platforms and Solutions
Our products and services solve marketing challenges.
Bazaarvoice knows the issues and challenges marketers face in getting their products in front of the right people at the right time. Our products and solutions were created to solve these challenges by:

•	Building awareness by leveraging review content to enhance search engine optimization (“SEO”) and marketing performance;

•	Acquiring new customers by reaching one of the largest networks of shoppers in the world;

•	Enhancing brand and retailer preferences by providing highly relevant and trusted content at key points in the consumer's purchase journey;

•	Increasing purchase conversion both online and in-store; and

•	Driving loyalty by using shopper behavior to improve and personalize the customer experience.

These solutions can be broken down into two broad categories of products and services.
1) The Collection, Curation, Growth and Analysis of Consumer-Generated Content:
Bazaarvoice Conversations Platform
Our Conversations platform provides our retailer and brand clients with capabilities to capture, manage and display online consumer-generated content. Consumers interact with our solutions as they view or author consumer reviews, questions, photos, videos, long-format narratives and other forms of consumer-generated content. Content that is displayed by our Conversations platform may be styled to match our clients’ brand, preserving important branding elements of our clients’ businesses.
Content captured and managed by our Conversations platform is used by our clients in a wide range of applications, including their online websites, mobile-optimized websites, mobile applications, social networks, in-store kiosks, physical in-store displays, printed flyers, email and other forms of online and offline media.
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

Bazaarvoice Curations
Allows our clients to pull in content from across a wide variety of social platforms, including Instagram, Facebook and Twitter. Clients can then organize and display photos, videos, text and links that leverage social content throughout their site.
Bazaarvoice Product Sampling
Allows brands and retailers to build their own branded community to engage their advocates to gain content and momentum for new products, seasonal launches or across a portfolio.
Bazaarvoice Spotlights
Provides our clients the opportunity to achieve substantially enhanced search results at the product category level by including consumer-generated content on their category pages, in addition to their product pages.
2) The Distribution and Monetization of Consumer-Generated Content Collected by Our Clients:
Bazaarvoice Connections Solutions
Our Conversations clients are connected through our SaaS platform to form a syndication network. We offer network syndication and brand engagement solutions to facilitate the distribution of online consumer generated content among our clients and to enable brands to directly interact with consumers on our retail clients’ websites to influence purchase decisions wherever they may take place.

•
BrandAnswers As a key component of our Connections solution, BrandAnswers enables brands to interact directly with consumers on retail websites within our network to answer questions and provide suggestions on alternative products that may better meet that consumer’s needs. Brands gain visibility into all questions and answers about their products on retail websites that participate in our distribution relationships.

•
Review Response. Enables brands to interact with consumers by responding to reviews posted on retail websites within our network. Brands can strengthen their affinity with consumers by demonstrating that they are listening to and acting on consumer feedback gathered in the retail channel.

Bazaarvoice Advertising
By leveraging shopper devices in our network, our advertising platform enables our brands and retailers to place digital advertising directly to in-market shoppers, based on their behavior in reading reviews, interacting with product data pages and searching category pages.

Key products and features of our Advertising platform include:

•
Shopper Segments. We can develop shopper profiles and sell targeted sets of shoppers to brand marketing departments, shopper marketing agencies and media agencies so they can effectively reach consumers while they are in the shopping environment. We also sell to non-retail brands, such as those within the automotive and financial industries that wish to reach the engaged shopper.

•
Word of Mouth Advertisements. Provides brands with the ability to increase engagement with their advertising through the inclusion of authentic consumer sentiment. These “word of mouth” ad units can be used both on the Bazaarvoice Advertising network and throughout the web to create advertisements that are trusted, relevant and targeted.

•	Mobile Advertising. Bazaarvoice’s Advertising solution enables brands to reach consumers on their mobile devices.

•
Retail Site Monetization. Bazaarvoice Advertising has partnerships with major retail digital sites (desktop & mobile) to market to in-market shoppers on their behalf, using our relationships and knowledge of the intricacies of the retail environment to best represent them to the brand marketing channels.

Bazaarvoice Professional and Managed Services
We offer a wide variety of services to help clients grow and expand their content programs, as well as understand best practice techniques and strategies to fully leverage our platforms and solutions.
Our Growth Strategy
The following are key elements of our growth strategy:
Grow our global client base and further penetrate industry verticals.
We believe that our platforms provide significant value for retailers and brands of all sizes. As a result, we expect to continue to add new accounts globally and expand our network. Moreover, we plan to further penetrate our current industry verticals and expand into additional verticals as we believe they can benefit from utilizing our platform to better understand consumers.
Increase brand penetration and sell new solutions to our existing clients.
We believe that we have a significant opportunity to build on relationships with existing clients, including some of the leading companies in the world. Many of our clients sell products through numerous distinct brands, both domestically and internationally. We have the opportunity to expand our relationship with these clients by deploying our solutions for some or all of their other brands.
Most of our clients use only a subset of the solutions available in our platforms. We believe that we have a significant opportunity to sell other solutions, including current and planned advertising offerings, to our existing clients as well as to new clients.
Increase the value of our network as a monetization tool for clients and grow the volume and variety of content across it to help clients derive greater consumer insights.
We believe we have a significant opportunity to accelerate the syndication of content across our network and increase our inventory of shopper data profiles, which can provide significant monetization opportunities for our clients by utilizing our advertising and personalization solutions.
We plan to continue to aggregate an increasing volume and variety of online consumer-generated content and other relevant data across our network. In turn, we expect that consumers will have access to a greater amount of relevant online consumer-generated content to inform their purchase decisions anywhere, including in-store and mobile. We plan to enhance our clients’ ability to analyze the aggregated data by introducing new analytics capabilities to help our clients derive meaningful insights from shopper data across our network. We also intend to help our clients act on these unique shopping insights with highly targeted marketing and advertising solutions in the future.
Continue to make investments to improve client satisfaction and broaden our platform's capabilities through innovation.
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
Our Clients
Beginning as of the first quarter of 2016, we define an active client as an organization with which we have a contract to provide one or more of our hosted social commerce solutions pursuant to which we are recognizing revenue as of the last day of the quarter, and we count organizations that are closely related as one active client, even if they have signed separate contractual agreements. We believe that our ability to increase our active client base is a leading indicator of our ability to grow revenue.
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
As of April 30, 2016, we served 1,399 active clients from continuing operations, including clients in the retail, consumer products, travel and leisure, technology, telecommunications, financial services, healthcare and automotive industries. No single client represented more than 10.0% of our revenue for the year ended April 30, 2016.
We define a network client as an organization that does not have recurring revenue. We count organizations that are closely related as one network client, even if they have signed separate contractual agreements. We believe that our network client base in combination with our active client base is an indicator of the reach of our network. As of April 30, 2016, the number of network clients was over 5,100.
Sales and Marketing
We sell our solutions through our direct sales team located globally in the markets we serve. Our sales cycle time can vary substantially from client to client but typically requires three to 12 months, although advertising sales cycles can be faster than SaaS sales cycles. In addition to focusing on new client sales, our sales teams are also focused on selling additional solutions to our existing clients.
Our marketing efforts are intended to build awareness, support lead generation, provide sales support, and penetrate new markets. Our marketing efforts include:

•	participation in, and sponsorship of, user conferences, trade shows, and industry events;

•	online marketing activities, including social advertising, search engine marketing, search engine optimization, webinars, email campaigns, our company website, and our Bazaarvoice Blog;

•	corporate communications activities including proactive and reactive media relations, analyst relations, social media, executive speaking engagements, customer reference program, and awards;

•	informational resources development to educate prospective clients on the evolving nature of marketing and business, including white papers, client case studies, and in-person demonstrations;

•	activities designed to increase client engagement and provide opportunities for additional upsell;

•	sales resources development; and

•	industry partnership and business development programs.

We host a number of sales and marketing events with current and prospective clients and opinion leaders for training, solutions demonstrations, and best practice sharing. These have included but aren’t limited to regional user group events, client dinners, industry event participation, SXSW panels and promotions and the Bazaarvoice Summit, an event for current and prospective clients to share insights from social initiatives.
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
We believe that continued investment in research and development is critical to the future success of our business. Historically, we have made substantial investments in research and development, and we plan to continue doing so in order to further differentiate ourselves from our competitors. In addition, we augment our full-time research and development staff with offshore third-party contractors located in Ukraine and India. Our research and development expenses were $41.5 million, $37.7 million and $37.6 million in fiscal years 2016, 2015 and 2014, respectively.
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
We have several direct and indirect competitors across the regions we serve that provide third-party social commerce solutions, including but not limited to companies such as PowerReviews, Sprnklr, Turn To, Reevoo, eKomi, Yotpo, Rating System and Gigya. As a result of our divestiture of the PowerReviews business and the court-ordered terms associated with that divestiture, our competition with PowerReviews has increased. Additionally, we face potential competition from participants in adjacent markets that may enter our markets by leveraging related technologies and partnering with other companies.
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
In particular, our culture gives us a competitive advantage in recruiting and retaining talent and is built upon the following fundamental beliefs:

•	We believe in delighting our customers – we are passionate about making a difference for our clients – among which are some of the most influential customers on the planet;

•	We believe in doing what matters – we have a mission that inspires and gives us purpose;

•	We believe in our seven values – performance, passion, innovation, authenticity, respect, teamwork and generosity; and

•	We believe in the power of people coming together – we are stronger and smarter together.
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

Intellectual Property
Our intellectual property includes our patent applications, registered and unregistered trademarks and registered domain names. We believe that our intellectual property is an essential asset of our business and that our technology infrastructure currently gives us a competitive advantage. We rely on a combination of trademark, copyright and trade secret laws in the United States and the European Union, as well as contractual provisions, to protect our proprietary technology and assets. We currently have trademarks registered in the United States for our name and certain of the words and phrases that we use in our business. We also rely on copyright laws to protect software relating to our websites and our proprietary technologies, although we have not yet registered for copyright protection. We have registered numerous Internet domain names related to our business in order to protect our proprietary interests. As of April 30, 2016, we had 11 issued U.S. patents and 22 pending U.S. non-provisional patent applications. We also enter into confidentiality agreements with our employees and consultants and seek to control access to and distribution of our proprietary information in a commercially prudent manner.
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
Employees
As of April 30, 2016, we had 756 full-time employees. We consider our current relationship with our employees to be good. None of our employees are represented by a labor union or is a party to a collective bargaining agreement.
Information about Segment and Geographic Revenue
Information about segment and geographic revenue is set forth in Note 19 of the Notes to Consolidated Financial Statements under Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Corporate Information
We were incorporated in the State of Delaware in May 2005. Our principal executive offices are located at 10901 Stonelake Blvd, Austin, TX 78759, and our telephone number is (512) 551-6000. Our corporate website address is www.bazaarvoice.com. In addition to the information about us and our subsidiaries contained in this Annual Report on Form 10-K, information about us can be found on our website including information on our corporate governance principles. Our website and information contained on or accessible through our website are not part of this Annual Report on Form 10-K. We do not incorporate the information contained on, or accessible through, our website into this Annual Report on Form 10-K. We completed our initial public offering in February 2012 and our common stock is listed on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Global Select Market under the symbol “BV.” Unless the context requires otherwise, the words “Bazaarvoice,” “Company,” “we,” “us” and “our” refer to Bazaarvoice, Inc. and its wholly owned subsidiaries.
On June 12, 2012, we acquired PowerReviews, Inc. (“PowerReviews”), a provider of social commerce solutions, for a total cash and stock purchase price of $150.8 million. On January 8, 2014, the U.S. District Court for the Northern District of California, San Francisco Division (the “Court”) ruled, in connection with a complaint filed by the U.S. Department of Justice (the “DOJ”), that our acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18. Under the terms of a Joint Stipulation with the DOJ and an Order to the Court, on June 4, 2014, we entered into a definitive agreement to divest all of the assets of PowerReviews, LLC, the successor to PowerReviews, to Wavetable Labs, LLC (“Wavetable”), which subsequently changed its name to PowerReviews, for $30.0 million in cash, $4.5 million which was held in escrow and subsequently released in fiscal 2016. As a result of the foregoing, PowerReviews revenues, related expenses and loss on disposal, net of tax, are components of “loss from discontinued operations, net of tax” in the consolidated statement of operations for all periods presented. On the consolidated balance sheets, the assets and liabilities of the discontinued operations of PowerReviews have been presented as ‘Assets held for sale’ and ‘Liabilities held for sale,’ respectively, as of April 30, 2014. The statement of cash flows is reported on a combined basis without separately presenting cash flows from discontinued operations. The discussion of our results of operations is based upon the results from our continuing operations unless otherwise indicated.
Available Information
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
We have incurred significant losses in each fiscal period since our inception in 2005. We experienced net losses of $25.3 million and $33.2 million from continuing operations during fiscal years 2016 and 2015, respectively. As of April 30, 2016, we had an accumulated deficit of $251.8 million which also includes losses from discontinued operations. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire clients. Expenses associated with the integration of the clients, employees and operations of acquired companies into our business could further delay our profitability. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest to grow our business and acquire clients, develop our platforms and develop new products and solutions. These efforts may prove more expensive and more difficult than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new products and solutions could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our client base, we could also incur increased losses because costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. Additionally, we currently sell our products on a fixed price basis. However, many of the third-party costs associated with providing our products are subject to variable pricing. We cannot be certain that we will be able to attain or increase profitability on a client-by-client basis or on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.
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
Ratings & Reviews was our first social commerce solution and still remains the core element of our technology platform. Other social commerce solutions we have developed or acquired include Connections, Curations and Spotlights. Our future financial performance and revenue growth depend upon the successful development, implementation and client acceptance of new products, including products that allow us to utilize the data that we and our clients collect and manage through the use of our products, and the improvement and enhancement of our existing products. We continually seek to develop enhancements to our existing products, as well as new offerings to supplement our existing products. As a result, we are subject to the risks inherent in the development and integration of new products, including defects or undetected errors in our products or in the operation of our products, difficulties in installing or integrating our products on platforms used by our clients or other unanticipated performance, stability and compatibility problems. Any of these problems could result in material delays in the introduction or acceptance of our solutions, increased costs, decreased client satisfaction, breach of contract claims, harm to our industry reputation and reduced or delayed revenues. If we are unable to deliver new products or upgrades or other enhancements to our existing products on a timely and cost-effective basis, it could have a material adverse effect on our business, financial condition and results of operations.
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
We currently market our solutions to a variety of industries, including the retail, consumer products, travel and leisure, technology, telecommunications, financial services, and automotive industries. We believe our future growth depends not only on increasing our penetration into the principal markets in which our solutions are currently used but also on identifying and expanding the number of industries, communities and markets that use or could use our solutions. Efforts to offer our solutions beyond our current markets may divert management resources from existing operations and require us to commit significant financial resources, either of which could significantly impair our operating results. In addition, some markets, such as financial services and healthcare, have unique and complex regulatory requirements that may make it more difficult or costly for us to develop, market, sell implement or continue to develop our solutions in those markets. Moreover, our solutions may not achieve market acceptance in new markets, and our efforts to expand beyond our existing markets may not generate additional revenue or be profitable. Our inability to further penetrate our existing markets or our inability to identify additional markets and achieve acceptance of our solutions in these additional markets could adversely affect our business, results of operations and financial condition.
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
We have several direct and indirect competitors across the regions we serve that provide third-party social commerce solutions, including but not limited to companies such as PowerReviews, Sprnklr, Turn To, Reevoo, eKomi, Yotpo, Rating System and Gigya. As a result of our divestiture of the PowerReviews business and the court-ordered terms associated with that divestiture, our competition with PowerReviews has increased. Additionally, we face potential competition from participants in adjacent markets that may enter our markets by leveraging related technologies and partnering with other companies.

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
Growth and performance in our business is significantly dependent on the success of our advertising business, and in particular our shopper advertising business. Growth in our advertising revenues depends on our ability to maintain and expand our existing relationships and develop new relationships with advertisers and publishers. Growth in our advertising revenues also depends on our ability to continue offering effective products and services for advertisers and publishers. As the advertising market generates and develops new concepts and technology, we may incur additional costs to implement more effective products and services. As programmatic advertising gains traction with more advertisers and publishers, we continue to invest in and focus on programmatic platforms. Continuing to develop and improve these products and services may require significant time and additional investment. If we cannot continue to develop and improve our advertising products, services and technologies in a timely fashion, our advertising revenues could be adversely affected.
The commercial attractiveness of our advertising solutions that we may offer to publishers and advertisers depends on a variety of complex and evolving factors, among them the effective functioning and improvement of learning algorithms, the ability to access and utilize relevant data about consumers and their consumption habits and, with respect to programmatic advertising exchange-related activities, automated access to the advertising inventory and application programming interfaces of publishers as well as robust relationships with brand advertisers and agencies. Our inability to successfully deliver our solutions as a result of these factors could adversely affect our relationship with clients, and could negatively impact our financial condition.
In addition, our advertising solutions may become less attractive, and our results of operations may suffer, as a result of changes in laws and regulations and changes in industry standards generally. In addition, the following factors may further diminish the appeal of our advertising solutions and thereby negatively affect our results of operations: with respect to the availability of consumer data, changes in consumer choices; with respect to the functioning of algorithms, the failure or inability to access, collect or analyze relevant data (for technological reasons or otherwise); and with respect to programmatic exchange activities, access to publisher inventory and relationships with advertisers and agencies, technological limitations or restrictions imposed by advertisers and publishers themselves.
Still further, advertising revenues are more unpredictable and variable than our revenues generated from our social commerce solutions, and are more likely to be adversely affected during economic downturns, as spending by advertisers tends to be cyclical in line with general economic conditions.
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
Regulators, including the Federal Trade Commission (“FTC”), continue to more broadly define personal information. As a result of such broadened definition, our ability to use such personal information is increasingly restricted and may limit or inhibit our ability to operate or expand our business. For example, the U.S. government, including the White House, Congress, and the FTC are reviewing the need for greater regulation for the use, collection and disclosure of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. Proposed legislation could, if enacted, impose additional requirements and/or prohibit the use, collection, storage and disclosure of information concerning consumer behavior on the Internet and restrict or otherwise prohibit the use of certain technologies that track individuals’ activities on web pages or across the Internet. Such laws and regulations could restrict our ability to collect and use web browsing data and personal information, which may result in financial penalties, litigation, regulatory investigations, negative publicity, reduced growth opportunities and other significant liabilities. We will also face additional privacy issues as we continue to expand in international markets, as many nations and economic regions have privacy protections that are more stringent or otherwise at odds with those in the United States. For example, the European Union has enacted reforms to its existing data protection legal framework, which will result in a greater compliance burden for companies with users in Europe. Further, German companies often require even more stringent privacy controls than other markets within the EU, which may limit our ability to expand in that market. Complying with new EU privacy requirements, whether imposed by regulation or contract, will require additional expenditures and may require other significant liabilities. Australian Privacy Principles (APP) likewise increase the complexities of operating in that country. The complex web of privacy and data security requirements across the various countries or economic regions that we operate within may be inconsistently applied and conflict with other applicable requirements, our business practices, or our contractual commitments to customers.
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
As our operations have expanded, we have established and currently maintain offices in the United States, the United Kingdom, France, Germany and Australia. We have limited experience in operating in foreign jurisdictions and are making significant investments to build our international operations. Managing a global organization is difficult, time-consuming and expensive, and any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to risks, including the following:

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
As of April 30, 2016, we had 11 issued U.S. patents and 22 pending U.S. non-provisional patent applications. We cannot be certain that any additional patents will be issued with respect to our patent applications. Any current or future patents issued to us may be challenged, invalidated or circumvented, may not provide sufficiently broad protection or may not prove to be enforceable inactions against alleged infringers. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.
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
We have been in the past, and in the future may be, subject to legal actions in the ordinary course of our operations, both domestically and internationally. See Note 16, Commitments and Contingencies, to the Notes to our Audited Consolidated Financial Statements of this Annual Report on Form 10-K for further description of these claim. There can be no assurances as to the favorable outcome of any litigation. An unfavorable outcome in any litigation matter against us could result in additional litigation. In addition it can be costly to defend litigation and these costs could negatively impact our financial results.
Our divestiture of the PowerReviews business could have an adverse effect on our business.
After the completion of our acquisition of PowerReviews, the U.S. District Court for the Northern District of California, San Francisco Division (the “Court”) ruled on January 8, 2014 that our acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18. Under the terms of a Joint Stipulation with the Department of Justice and Order submitted to the Court on April 24, 2014, we were required to divest all of the assets of the PowerReviews business. On June 4, 2014, we divested PowerReviews, LLC to Wavetable Labs, LLC (“Wavetable”), which subsequently changed its name to PowerReviews, for $30.0 million in cash, $4.5 million of which was held in escrow as partial security for the Company’s indemnification obligations, and subsequently released in fiscal 2016. As a result of this divestiture, we expect to experience in the short term a decrease in our SaaS revenues and a negative impact on our Adjusted EBITDA, our progress towards profitability and our progress towards positive operating cash flows. In addition, competition in the social commerce solutions market has become more intense as a result of this divestiture. We have ongoing obligations arising as a result of the terms of the Joint Stipulation with the DOJ, the Order and the divestiture agreement with PowerReviews. If we fail to comply with these obligations, our business could be adversely affected.
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
Since our inception, we have experienced growth, which has increased the complexity of our operations. As our operations have expanded, we have grown from 640 full-time employees at April 30, 2012 to 756 full-time employees at April 30, 2016. We have increased the size of our client base from 782 active clients at April 30, 2012 to 1,399 active clients at April 30, 2016. The rapid growth and increasing complexity have demanded, and will continue to demand, substantial resources and attention from our management, most of whom have limited experience in managing a business of our size and complexity. We expect to continue to hire more employees in the future as we grow our business. To manage the expected growth of our operations and personnel and to support financial reporting requirements as a public company, we will need to continue to improve our operational, financial, technology and management controls and our reporting systems and procedures. Further, to accommodate our expected growth we must continually improve and maintain our technology, systems and network infrastructure. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Our inability to expand our personnel and operations in an efficient manner could result in difficulty in acquiring new clients or retaining existing clients, declines in quality or client satisfaction, increases in expenses relative to our revenue and challenges in developing and introducing new solutions, any of which could adversely affect our operating results.
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
As of April 30, 2016, we had federal net operating loss carry-forwards of $209.4 million due to prior period losses, which expire beginning in 2026. We also have federal research tax credit carry-forwards of approximately $9.2 million that will begin to expire in 2026. As of April 30, 2016, we had state net operating loss carry-forwards of $118.6 million, which will begin expiring in 2016 if not utilized, and research and development credits of $3.5 million, of which a portion will begin expiring in 2033 and a portion will not expire. Realization of these net operating loss and research tax credit carry-forwards depends on many factors, including our future income. There is a risk that due to regulatory changes or unforeseen reasons our existing carry-forwards could expire or otherwise be unavailable to offset future income tax liabilities, which would adversely affect our operating results. In addition, under Section 382/383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards or other pre-change tax attributes to offset U.S. federal and state taxable income may be subject to limitations.
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
The trading market for our common stock depends in part on the research and reports that securities analysts publish about us or our business. If we fail to meet analyst expectations or one or more of the analysts who cover us downgrade our stock or publish negative research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our stock or fail to publish reports on us regularly, we could lose visibility in the market for our stock and demand for our stock could decrease, which could cause our stock price or trading volume to decline.
Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.
The price of our common stock could decline if there are substantial sales of our common stock in the public stock market. We had an aggregate of 82,086,530 outstanding shares of common stock as of June 10, 2016. Shares beneficially owned by our affiliates and certain employees are subject to volume and other restrictions under Rules 144 or 701 of the Securities Act, as well as our insider trading policy and any applicable 10b5-1 trading plan. Certain of our employees, including many of our executive officers, have entered into 10b5-1 trading plans providing for sales of shares of our common stock from time to time.
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
Our principal executive offices are located in Austin, Texas, where we lease approximately 137,615 square feet of office space under a lease that expires on June 13, 2026. This property serves as our headquarters and will be used for general office purposes. As of April 30, 2016, we maintained additional offices in New York, San Francisco, Chicago, United Kingdom, Australia, France, and Germany. In addition, the Company has virtual office space in Singapore and the Netherlands. We employ multiple data centers located in Texas, Virginia, Oregon and Ireland under hosting agreements with Rackspace U.S., Inc. d/b/a Rackspace Hosting, and Amazon Web Services. We believe our current and planned office facilities and data center space will be adequate for our needs through fiscal year 2017.

Item 3.	Legal Proceedings
For a description of our legal proceedings, see Note 16, Commitments and Contingencies, to the Notes to the Audited Consolidated Financial Statements of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price and Dividends
Our common stock was listed on the NASDAQ Global Market under the symbol “BV” from February 24, 2012 to January 31, 2013. Starting February 1, 2013, our stock has been listed on the NASDAQ Global Select Market. Prior to February 24, 2012, there was no public trading market for our common stock. As of June 10, 2016, we had 82,086,530 shares of common stock, $0.0001 par value, outstanding and 431 holders of record of such common stock. The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company.
The table below sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ for the periods indicated:

	High	Low
Year ended April 30, 2016:
Quarter ended July 31, 2015	$6.56	$5.21
Quarter ended October 31, 2015	$5.65	$4.10
Quarter ended January 31, 2016	$4.90	$3.25
Quarter ended April 30, 2016	$3.74	$2.82
Year ended April 30, 2015:
Quarter ended July 31, 2014	$8.21	$5.85
Quarter ended October 31, 2014	$8.49	$6.66
Quarter ended January 31, 2015	$8.75	$7.12
Quarter ended April 30, 2015	$9.39	$5.34
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

Performance Graph
The following graph compares the cumulative total stockholder return from February 24, 2012, the date our common stock commenced trading on the NASDAQ, through April 30, 2016, for our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index. The NASDAQ Computer Index is a market capitalization-weighted index that includes securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as Technology, excluding Telecommunications Equipment. We have assumed that dividends have been reinvested. The graph below assumes that $100 was invested on February 24, 2012, in each of our common stock, the stocks comprising the NASDAQ Composite Index and the stocks comprising the NASDAQ Computer Index.
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
The consolidated statements of operations data for the fiscal years ended April 30, 2016, 2015 and 2014 and the selected consolidated balance sheet data as of April 30, 2016 and 2015 are derived from our audited consolidated financial statements appearing in Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The consolidated statements of operations for the years ended April 30, 2013 and 2012 and the selected consolidated balance sheet data as of April 30, 2014, 2013 and 2012 are derived from audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected in the future, and our interim results are not necessarily indicative of the results to be expected for the full fiscal year.

	Year Ended April 30,
	2016	2015	2014	2013	2012
	(in thousands, except net loss per share data)
Consolidated Statements of Operations Data:
Revenue	$199,766	$191,181	$168,145	$146,812	$106,136
Cost of revenue (1)	76,867	69,906	52,905	47,350	37,416
Gross profit	122,899	121,275	115,240	99,462	68,720
Operating expenses:
Sales and marketing (1)	69,808	78,373	86,482	73,114	49,273
Research and development (1)	41,477	37,695	37,585	32,169	21,266
General and administrative (1)	30,398	30,507	26,370	30,990	20,896
Acquisition-related and other	1,415	4,046	16,184	10,487	—
Restructuring charges	1,575	—	—	—	—
Amortization of acquired intangible assets	1,237	1,237	1,135	549	—
Total operating expenses	145,910	151,858	167,756	147,309	91,435
Operating loss	(23,011)	(30,583)	(52,516)	(47,847)	(22,715)
Total other expense, net	(2,290)	(2,527)	(830)	(828)	(803)
Loss from continuing operations before income taxes	(25,301)	(33,110)	(53,346)	(48,675)	(23,518)
Income tax expense (benefit)	38	54	(500)	(1,172)	811
Net loss from continuing operations	$(25,339)	$(33,164)	$(52,846)	$(47,503)	$(24,329)
Accretion of redeemable convertible preferred stock	—	—	—	—	(38)
Net loss from continuing operations attributable to common stockholders	(25,339)	(33,164)	(52,846)	(47,503)	(24,367)
Loss from discontinued operations, net of tax	—	(1,257)	(10,320)	(16,249)	—
Net loss applicable to common stockholders	$(25,339)	$(34,421)	$(63,166)	$(63,752)	$(24,367)
Net loss per share applicable to common stockholders:
Continuing Operations	$(0.31)	$(0.42)	$(0.70)	$(0.69)	$(0.92)
Discontinued Operations	—	(0.02)	(0.14)	(0.23)	—
Basic and diluted loss per share:	$(0.31)	$(0.44)	$(0.84)	$(0.92)	$(0.92)
Basic and diluted weighted average number of shares outstanding	80,859	78,645	75,564	69,336	26,403
Other Financial Data:
Adjusted EBITDA from continuing operations (2)	1,218	(8,680)	(21,875)	(21,862)	(12,901)

(1)	Includes stock-based expense as follows:

Cost of revenue	$2,167	$1,517	$1,155	$677	$1,239
Sales and marketing	2,956	3,923	4,496	3,033	1,881
Research and development	2,671	1,960	2,176	2,577	1,203
General and administrative	6,967	4,677	5,357	4,608	3,255
Stock-based expense	14,761	12,077	13,184	10,895	7,578

(2)
We define Adjusted EBITDA from continuing operations (“Adjusted EBITDA”) as generally accepted accounting principles (“GAAP”) net loss from continuing operations adjusted for stock-based compensation, contingent considerations related to acquisitions, adjusted depreciation and amortization (which excludes amortization of capitalized internal-use software development costs), restructuring charges, integration and other costs related to acquisitions, other non-business costs and benefits, income tax expense and other (income) expense, net. Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP.

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
We believe Adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

•
Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items, such as stock-based compensation, adjusted depreciation and amortization, acquisition costs, income tax expense and other income, net, that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;

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

The following table presents a reconciliation of net loss from continuing operations, the most comparable GAAP measure, to Adjusted EBITDA from continuing operations for each of the periods indicated:

	Year Ended April 30,
	2016	2015	2014	2013	2012
	(in thousands)
GAAP net loss from continuing operations	$(25,339)	$(33,164)	$(52,846)	$(47,503)	$(24,329)
Stock-based compensation (1)	15,574	12,678	13,825	11,158	7,710
Contingent consideration related to acquisition (2)	—	—	(3,860)	(410)	—
Adjusted depreciation and amortization (3)	5,665	5,609	4,492	3,322	2,104
Restructuring charges (4)	1,575	—	—	—	—
Acquisition-related and other expense	1,415	4,046	16,184	10,487	—
Other stock-related expense (benefit) (5)	—	(430)	—	1,428	—
Income tax expense (benefit)	38	54	(500)	(1,172)	811
Total other expense, net	2,290	2,527	830	828	803
Adjusted EBITDA from continuing operations	$1,218	$(8,680)	$(21,875)	$(21,862)	$(12,901)

(1)
Stock-based compensation includes stock-based expense as detailed in footnote 1 to the "Consolidated Statements of Operations Data" table above and capitalized stock-based compensation. Capitalized stock-based compensation was $0.8 million, $0.6 million, $0.6 million, $0.3 million and $0.1 million for the fiscal years ended April 30, 2016, 2015, 2014, 2013 and 2012, respectively.

(2)	Contingent consideration related to acquisition includes the following:

	Year Ended April 30,
	2016	2015	2014	2013	2012
	(in thousands)
(a) Revaluation of contingent consideration General and administrative	$—	$—	$(3,270)	$(1,000)	$—
(b) Contingent consideration included in compensation expense General and administrative	—	—	(295)	295	—
Sales and marketing	—	—	(295)	295	—
Contingent consideration related to acquisition	$—	$—	$(3,860)	$(410)	$—
Revaluation of contingent consideration is the decrease in fair value of the liability-classified contingent consideration related to the acquisition of Longboard Media, Inc. (“Longboard Media”), a full service media management company we purchased in November 2012. Contingent consideration included in compensation expense relates to certain Longboard Media employees whose right to receive such compensation is forfeited if they terminate their employment prior to the required service period. The contingent consideration was payable on Longboard Media’s achievement of certain performance goals for the period from January 1, 2013 to December 31, 2013. On October 31, 2013, we determined that the probability of the attainment of the underlying performance goals was remote and the resultant payout was estimated to be zero. As a result, the fair value of the liability-classified contingent consideration and the liability accrued for contingent consideration included in compensation expense were reduced to zero. On January 31, 2014, we concluded that the underlying performance goals were not met and the payout was zero. We exclude these items from its non-GAAP financial measures in order to facilitate the comparison of post-acquisition operating results.

(3)
Adjusted depreciation and amortization excludes amortization of capitalized internal-use software, which was $8.4 million, $6.8 million, $4.6 million, $2.5 million and $1.0 million for the fiscal years ended April 30, 2016, 2015, 2014, 2013 and 2012, respectively.

(4)
In February 2016, the Company made the decision to suspend sales of its BV Local product, reduce its cost structure to improve operating efficiencies and align resources with its growth strategies. Costs associated with these restructuring activities include workforce reduction charges, and facilities charges related to the loss recorded on the sub-lease of excess office space at the Company's headquarters.

5.
In fiscal year 2013, other stock-related expense represents an estimated liability of $1.4 million for taxes and related items in connection with our treatment of certain stock option grants. In fiscal year 2015, we recorded a benefit of $0.4 million due to a reduction in our estimated liability recorded in fiscal year 2013. Since these estimated liabilities directly relate to stock option grants and as stock-based compensation is consistently excluded from our non-GAAP financial measures, we exclude these estimated liabilities.

	Year Ended April 30,
	2016	2015	2014	2013	2012
	(in thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$43,963	$54,041	$31,934	$25,045	$74,367
Short term investments	50,682	52,730	40,700	70,290	50,834
Total deferred revenue	65,216	62,930	56,673	52,959	45,586
Total current assets	142,657	169,280	154,294	182,139	147,551
Total current liabilities	92,012	91,336	115,989	94,010	57,400
Total assets	328,282	342,961	327,270	341,943	156,867
Total liabilities	143,748	151,578	120,808	100,594	63,269
Total non-current liabilities	51,736	60,242	4,819	6,584	5,869
Total stockholders’ equity	184,534	191,383	206,462	241,349	93,598

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Overview
Bazaarvoice was founded on the premise that the collective voice of the consumer is the most powerful marketing tool in the world. Our solutions and services allow our retailer and brand clients to understand that consumer voice and the role it plays in influencing purchasing decisions, both online and offline. Our solutions collect, curate, and display consumer-generated content including ratings and reviews, questions and answers, customer stories, and social posts, photos, and videos. This content is syndicated and distributed across our clients' marketing channels, including category/product pages, search terms, brand sites, mobile applications, in-store displays, and paid and earned advertising. This consumer-generated content enables our clients to generate more revenue, market share, and brand affinity. Our solutions empower our clients to leverage insights derived from consumer-generated content to improve marketing effectiveness, increase success of new product launches, improve existing products and services, effectively scale customer support, decrease product returns, reach consumers when actively shopping via highly targeted audience advertising, and enable retailers to launch and manage on-site advertising solutions and site monetization strategies.
On June 12, 2012, we acquired PowerReviews, Inc. (“PowerReviews”), a provider of social commerce solutions, for a total cash and stock purchase price of $150.8 million. On January 8, 2014, the U.S. District Court for the Northern District of California, San Francisco Division (the “Court”) ruled, in connection with a complaint filed by the U.S. Department of Justice (the “DOJ”), that our acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18. Under the terms of a joint stipulation with the DOJ and an order to the Court, on June 4, 2014, we entered into a definitive agreement to divest all of the assets of PowerReviews, LLC, the successor to PowerReviews, to Wavetable Labs, LLC (“Wavetable”), which subsequently changed its name to PowerReviews, for $30.0 million in cash, $4.5 million of which was held and subsequently released in fiscal 2016 As a result of the foregoing, PowerReviews revenues, related expenses and loss on disposal, net of tax, are components of “loss from discontinued operations, net of tax” in the consolidated statement of operations for all periods presented. On the consolidated balance sheets, the assets and liabilities of the discontinued operations of PowerReviews have been presented as ‘Assets held for sale’ and ‘Liabilities held for sale,’ respectively, as of April 30, 2014. The statement of cash flows is reported on a combined basis without separately presenting cash flows from discontinued operations. The discussion of our results of operations is based upon the results from our continuing operations unless otherwise indicated.
For the fiscal year ended April 30, 2016, through the continued enhancement and expansion of our social commerce solutions, we achieved continued growth in the number of active clients as compared to the fiscal year ended April 30, 2015. Our revenue from continuing operations was $199.8 million for the fiscal year ended April 30, 2016, which represents a 4.5% increase from revenue from continuing operations of $191.2 million during the fiscal year ended April 30, 2015. Our revenue growth rate was impacted by intensified price-based competition for our SaaS offerings and lower retention rates during fiscal 2016 resulting from competitive pressures related to the divestiture of PowerReviews.
For fiscal years 2016, 2015 and 2014, our net loss from continuing operations was $25.3 million, $33.2 million and $52.8 million, respectively, our Adjusted EBITDA from continuing operations was a gain of $1.2 million, a loss of $8.7 million and a loss of $21.9 million, respectively, and our cash flow provided by (used in) operating activities was $19.4 million, $(16.6) million and $(44.1) million, respectively. The improvement in our year-over-year cash flow from operations was the result of improved profitability as discussed in the Results of Operations section below and strong working capital management, especially in receivables. For a reconciliation of net loss from continuing operations to Adjusted EBITDA from continuing operations, see footnote 2 under Item 6: “Selected Financial Data” of this Annual Report on Form 10-K.
As of April 30, 2016, we had 756 full-time employees compared to 826 full-time employees as of the same date last year. This reduction in year over year head count was driven primarily by the restructuring activities described below and a reduction of sales resources in our Australia and Singapore offices.
In February 2016 we made the decision to suspend sales of our BV Local product, reduce our cost structure to improve operating efficiencies and align resources with our growth strategies. As a result of these restructuring activities, during fiscal year 2016 we recorded pre-tax charges of approximately $1.6 million, consisting of $1.0 million for severance and related costs and a $0.5 million loss on the sub-lease of the first floor of our corporate headquarters which we began sub-leasing on May 1, 2016. Expenses recorded related to these restructuring activities are included in the "Restructuring charges" line item in our consolidated statement of operations. We expect to record cumulative pre-tax charges of approximately $2.5 million related to this restructuring, including additional severance and related costs and additional anticipated losses on the sub-lease related to the downsizing of our San Francisco office.
Management anticipates the changes described above will result in annualized pretax savings of approximately $6 to $7 million in fiscal 2017, excluding the impacts of severance and other costs mentioned above. As the BV Local product made up a small percentage of total revenue management, does not believe the impact will be significant to revenue in fiscal 2017. We anticipate the restructuring plan will be substantially complete by the end of the second quarter of fiscal 2017. See Note 10, Restructuring, to the Consolidated Financial Statements for further discussion regarding our restructuring activities.
We plan to continue to invest for long-term growth by developing new solutions, adding new features and functionality, expanding the potential applications of our existing solutions and we may pursue strategic acquisitions of complementary businesses and technologies.
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
Backlog was approximately $114.9 million and $122.0 million as of April 30, 2016 and April 30, 2015, respectively. Of the $114.9 million backlog as of April 30, 2016, $25.9 million is not expected to be filled in the next year. We expect that the amount of backlog relative to the total value of our contracts will change from year to year for several reasons, for example contract terms could change depending on the specific timing of customer renewals, renewals may occur in advance of the stated term, billing cycles of non-cancelable subscription agreements may vary or customer financial circumstances could change. Each of these could have a significant impact on disclosed unbilled deferred revenue and total contract value. Accordingly, we believe that backlog is not a reliable indicator of future revenues because of these fluctuations and we do not utilize backlog as a key management metric to evaluate our operating or financial performance and other business trends.

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

	Year Ended April 30,
	2016	2015	2014
	(in thousands, except number of clients and client retention rate)
Revenue:
SaaS	$191,493	$182,125	$161,328
Advertising (previously referred to as media)	8,273	9,056	6,817
Total revenue	$199,766	$191,181	$168,145
Cash flow provided by (used in) operations (1)	$19,392	$(16,566)	$(44,108)
Number of active clients (period end) (2)	1,399	1,331	1,096
SaaS revenue per active client (3)	$140.3	$150.1	$162.6
Active client retention rate (4)	79.7%	83.9%	84.2%
Total revenue per employee (5)	$252.5	$238.8	$217.8
SaaS impressions served (in millions) (6)	328,682	279,705	214,966

(1)	Cash flow provided by (used in) operations includes combined cash flows from continuing operations along with discontinued operations.

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

(3)	Calculated based on the average number of active clients for the period from continuing operations.

(4)	Calculated based on active client retention over a twelve month period from continuing operations.

(5)
Calculated based on the average number of full-time employees for the period. For the purpose of this calculation, we have excluded content moderators and full-time employees attributable to discontinued operations of PowerReviews for fiscal year 2014.

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
Key Components of Our Consolidated Statements of Operations
Revenue
We generate revenue principally from fixed commitment subscription contracts under which we provide clients with various services, including access to our hosted software platforms. For agreements with multiple elements, we evaluate each element in the arrangement to determine whether it represents a separate unit of accounting and recognize the allocated revenue for each unit of accounting over the respective service period. We sell these services under contractual agreements for service terms that are generally one year in length. Clients typically commit to fixed rate fees for the service term. Any revenue that does not meet the revenue recognition criteria is recorded as deferred revenue on our balance sheet. We invoice clients on varying billing cycles, including annually, quarterly and monthly; therefore, our deferred revenue balance does not represent the total contract value of our non-cancelable subscription agreements. Fees payable under these agreements are due in full within 30 to 90 days of invoicing and are non-refundable regardless of the actual use of the services and contain no general rights of return. No single client accounted for more than 10% of our revenue for the fiscal years ended April 30, 2016, 2015, and 2014.
To date our revenue growth has been primarily driven by the sale of our SaaS solutions. We currently expect our SaaS revenue growth rates for fiscal 2017 to be lower than our historical growth rates as a result of increased competitive pressure that has led to intensified price-based competition. Advertising revenue is expected to increase in fiscal 2017 as a result of the anticipated growth of our shopper advertising business.
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
Sales and marketing. Sales and marketing expenses consist primarily of personnel costs for our sales, marketing and business development employees and executives, including salaries, benefits, stock-based expense, bonuses and commissions earned by our sales personnel. Sales and marketing also includes non-personnel costs such as professional fees, an allocation of our general overhead expenses and the costs of our marketing and brand awareness programs. Our marketing programs include our Client Summits, regional user groups, corporate communications, public relations and other brand building and product marketing expenses. We expense sales commissions when a client contract is executed because we believe our obligation to pay a sales commission arises at that time. We plan to continue investing in sales and marketing by focusing our marketing efforts on direct sales support and pipeline generation, which we believe will enable us to add new clients and increase penetration within our existing client base. In fiscal 2017 we expect to gain further operating leverage as we continue to improve sales and marketing productivity, which is expected to be partially offset by selective additions of new sales territories. Sales and marketing expense is expected to continue to be our largest operating cost for the foreseeable future.
Research and development. Research and development expenses consist primarily of personnel costs for our product development employees and executives, including salaries, benefits, stock-based expense and bonuses. Also included are non-personnel costs such as professional fees payable to third-party development resources and an allocation of our general overhead expenses. A substantial portion of our research and development efforts are focused on enhancing our software architecture and adding new features and functionality to our platforms to address social and business trends as they evolve. We are also incurring an increasing amount of expenses in connection with our efforts to leverage data that we and our clients collect and manage through the use of our solutions. We expect research and development expenses to remain relatively constant in fiscal 2017.
General and administrative. General and administrative expenses consist primarily of personnel costs, including salaries, benefits, stock-based expense and bonuses for our administrative, legal, human resources, finance, accounting and information technology employees and executives. Also included are non-personnel costs, such as travel-related expenses, professional fees, bad debt expense and other corporate expenses, along with an allocation of our general overhead expenses. We will continue to incur incremental costs to meet the increased compliance requirements associated with being a public company. Those costs include increases in our accounting and legal personnel, additional consulting, legal, audit and tax fees, insurance costs, board of directors’ compensation and the costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act. General and administrative expenses are expected to decline slightly as a percentage of revenue in fiscal 2017.
Acquisition-related and other. Acquisition-related and other expenses consist of ongoing costs to comply with our obligations resulting from the divestiture of the PowerReviews business and costs incurred related to the acquisition of FeedMagnet, a social media curation company we purchased in April 2014. Legal and advisory expenses related to the divestiture of PowerReviews have been included as a component of “loss from discontinued operations, net of tax.” Included in “acquisition-related and other expenses” for all prior periods presented are legal and advisory fees for the U.S. Department of Justice suit related to our acquisition of PowerReviews.
Restructuring charges. In February 2016, we made the decision to suspend sales of its BV Local product, reduce its cost structure to improve operating efficiencies and align resources with its growth strategies. Costs associated with these restructuring activities include workforce reductions charges, and facilities charges related to the loss recorded on the sub-lease of excess office space at our headquarters.
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

	Year Ended April 30,
	2016	2015	2014
	(in thousands)
Revenue	$199,766	$191,181	$168,145
Cost of revenue (1)	76,867	69,906	52,905
Gross profit	122,899	121,275	115,240
Operating expenses:
Sales and marketing (1)	69,808	78,373	86,482
Research and development (1)	41,477	37,695	37,585
General and administrative (1)	30,398	30,507	26,370
Acquisition-related and other	1,415	4,046	16,184
Restructuring charges	1,575	—	—
Amortization of acquired intangible assets	1,237	1,237	1,135
Total operating expenses	145,910	151,858	167,756
Operating loss	(23,011)	(30,583)	(52,516)
Total other expense, net	(2,290)	(2,527)	(830)
Loss from continuing operations before income taxes	(25,301)	(33,110)	(53,346)
Income tax expense (benefit)	38	54	(500)
Net loss from continuing operations	$(25,339)	$(33,164)	$(52,846)
Other Financial Data:
Adjusted EBITDA from continuing operations (2)	$1,218	$(8,680)	$(21,875)
(1)

Includes stock-based expense as follows:
Cost of revenue	$2,167	$1,517	$1,155
Sales and marketing	2,956	3,923	4,496
Research and development	2,671	1,960	2,176
General and administrative	6,967	4,677	5,357

(2)
We define Adjusted EBITDA from continuing operations (“Adjusted EBITDA”) as generally accepted accounting principles (“GAAP”) net loss from continuing operations adjusted for stock-based compensation, contingent considerations related to acquisitions, adjusted depreciation and amortization (which excludes amortization of capitalized internal-use software development costs), restructuring charges, integration and other costs related to acquisitions, other non-business costs and benefits, income tax expense and other (income) expense, net. Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. See Item 6: “Selected Financial Data” of this Annual Report on Form 10-K for a reconciliation of net loss from continuing operations to Adjusted EBITDA from continuing operations.

The following table sets forth our results of operations for the specified periods as a percentage of revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.
Consolidated Statements of Operations Data:

	Year Ended April 30,
	2016	2015	2014
Revenue	100.0%	100.0%	100.0%
Cost of revenue (1)	38.5	36.6	31.5
Gross profit	61.5	63.4	68.5
Operating expenses:
Sales and marketing (1)	34.9	40.9	51.3
Research and development (1)	20.8	19.7	22.4
General and administrative (1)	15.2	16.0	15.7
Acquisition-related and other	0.7	2.1	9.6
Restructuring charges	0.8	—	—
Amortization of acquired intangible assets	0.6	0.7	0.7
Total operating expenses	73.0	79.4	99.7
Operating loss	(11.5)	(16.0)	(31.2)
Total other expense, net	(1.1)	(1.3)	(0.5)
Loss from continuing operations before income taxes	(12.6)	(17.3)	(31.7)
Income tax expense (benefit)	—	—	(0.3)
Net loss from continuing operations	(12.6)%	(17.3)%	(31.4)%
Other Financial Data:
Adjusted EBITDA from continuing operations	0.6%	(4.5)%	(13.0)%
(1) Includes stock-based expense as follows:
Cost of revenue	1.1%	0.8%	0.7%
Sales and marketing	1.5%	2.1%	2.7%
Research and development	1.3%	1.0%	1.3%
General and administrative	3.5%	2.4%	3.2%
Comparison of Our Fiscal Years Ended April 30, 2016 and 2015
Revenue

	Year Ended April 30,
	2016	2015	% Change
	(dollars in thousands)
Revenue	$199,766	$191,181	4.5%
Our revenue increased $8.6 million, or 4.5%, for fiscal year 2016 compared to fiscal year 2015. The increase in revenue consisted of a $9.4 million increase in SaaS revenue partially offset by a $0.8 million decrease in advertising revenue.
The $9.4 million increase in SaaS revenue, consisted primarily of a $16.0 million increase in revenue generated from new launches of active clients utilizing our platform and solutions since the prior year period, partially offset by a $6.6 million decrease in revenue from the existing active client base compared to fiscal year 2015. The decrease in revenue from the existing active client base was primarily a result of lower revenue per existing active client and client turnover due to increased competitive pressure that has led to intensified price-based competition. For fiscal year 2016, the Company had net new active client additions of 68 and an active client retention rate of 79.7% compared to net new active client additions of 235 and an active client retention rate of 83.9% for fiscal year 2015. In addition to the competitive environment discussed above, our client retention rates can be impacted due to a variety of reasons including, but not limited to, non-renewals and the cyclical and discretionary nature of marketing and advertising spending. SaaS revenue per active client (in thousands) was $140.3 for fiscal year 2016, compared to SaaS revenue per active client (in thousands) of $150.1 for fiscal year 2015.
The $0.8 million decrease in Advertising revenue is primarily attributable to declines from our legacy advertising business, which is comprised primarily of revenue from site monetization by a small set of retailers.

Cost of Revenue and Gross Profit Percentage

	Year Ended April 30,
	2016	2015	% Change
	(dollars in thousands)
Cost of revenue	$76,867	$69,906	10.0%
Gross profit	122,899	121,275	1.3
Gross profit percentage	61.5%	63.4%
Cost of revenue increased $7.0 million, or 10.0%, for fiscal year 2016 compared to fiscal year 2015. The increase in cost of revenue was primarily due to an increase of $2.6 million in salary-related expenses and $0.7 in stock based compensation expense as a result of increased headcount throughout the year needed to support implementation of our new and existing product offerings along with the addition of new clients. Cost of revenue also increased for fiscal year 2016 as a result of a $1.5 million increase in amortization expense related to certain internally-developed software products that were put into service during fiscal 2016 and the later part of fiscal 2015, a $1.6 million increase in costs associated with hosting services due to an increase in the volume of impressions, a $0.3 million increase in expenses related to contracts to use third-party content in our products and a $0.3 million in allocated corporate and other expenses.
Operating Expenses

	Year Ended April 30,
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Sales and marketing	$69,808	34.9%	$78,373	40.9%	(10.9)%
Research and development	41,477	20.8	37,695	19.7	10.0
General and administrative	30,398	15.2	30,507	16.0	(0.4)
Acquisition-related and other	1,415	0.7	4,046	2.1	(65.0)
Restructuring charges	1,575	0.8	—	—	100.0
Amortization of acquired intangible assets	1,237	0.6	1,237	0.7	—
Total operating expenses	$145,910	73.0%	$151,858	79.4%	(3.9)%
Sales and marketing. Sales and marketing expenses decreased by $8.6 million, or 10.9%, for fiscal year 2016 compared to fiscal year 2015. For fiscal year 2016, personnel-related expenses decreased by $4.9 million as a result of decreased headcount and sales efficiencies gained related to reduction in headcount in our small and medium business ("SMB"), APAC and BV Local sales teams. The decrease in headcount also resulted in a $0.4 million decrease in travel expenses. In addition, professional services decreased $0.8 million as a result of a decrease in the use of third-party contractors and the insourcing of customer renewal services, marketing expenses decreased $1.7 million as a result of a reduction in customer event related expense, facilities expenses decreased $0.5 million and other corporate expenses decreased $0.3 million.
Research and development. Research and development expenses increased by $3.8 million, or 10.0%, for fiscal year 2016 compared to fiscal year 2015 as a result of a $3.0 million increase in personnel-related expense due to increased average headcount in fiscal year 2016 specifically related to shopper advertising and new SaaS products as we continue to expand our offerings and an increase of $0.8 million in allocated corporate and other expenses.
General and administrative. General and administrative expenses remained relatively constant at approximately $30.5 million for fiscal year 2016 compared to fiscal year 2015. For the fiscal year ended 2016, bad debt expense decreased $3.1 million due to improved receivables collections and allocated corporate and other expenses decreased $0.5 million. This decrease was partially offset by a $2.0 million increase in stock-based compensation, a $1.1 million state sales tax benefit realized in fiscal 2015 and a $0.4 million benefit realized in fiscal year 2015 representing a reduction in our estimated liability recorded in fiscal year 2013 in connection with our treatment of certain stock option grants.
Acquisition-related and other. Acquisition-related and other expenses decreased $2.6 million, or 65%, for fiscal year 2016 compared to fiscal year 2015. The decrease in acquisition-related and other expenses was primarily related to lower legal and other advisory costs incurred to comply with our ongoing obligations from the divestiture of the PowerReviews business.
Restructuring charges. Restructuring charges were $1.6 million for fiscal year 2016. These charges consisted of $1.0 million for severance and related benefits and a $0.5 million loss on the sub-lease of the first floor of our corporate headquarters which the Company began sub-leasing on May 1, 2016 under a three year contract.

Amortization of acquired intangibles. Amortization for acquired intangible assets remained constant at $1.2 million for fiscal year 2016 and 2015. Amortization of acquired intangible assets represents amortization of acquired customer relationship intangible assets from FeedMagnet and Longboard Media.
Other Expense, Net

	Year Ended April 30,
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Interest income	$412	0.2%	$95	—%	333.7%
Interest expense	(2,180)	(1.1)	(1,451)	(0.7)	50.2
Other expense	(522)	(0.3)	(1,171)	(0.6)	(55.4)
Total other expense, net	$(2,290)	(1.2)%	$(2,527)	(1.3)%	(9.4)%
Total other expense, net, decreased by $0.2 million for fiscal year 2016 compared to fiscal year 2015 primarily as a result of a $0.6 million decrease in foreign currency transaction losses and an increase in interest income of $0.3 million. This decrease was partially offset by an increase in interest expense on our revolving line of credit of $0.7 million.
Income Tax Expense

	Year Ended April 30,
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Income tax expense (benefit)	$38	—%	$54	—%	(29.6)%
Income tax benefit remained relatively constant for fiscal year 2016 and 2015. Our actual tax rate differs from the federal statutory rate primarily as a result of our valuation allowance, which is equal to the net deferred tax asset in the U.S. in excess of certain realizable state tax credits due to uncertainties regarding the realization of the deferred tax assets based on our lack of earning history. See Note 15 to our consolidated financial statements for a reconciliation between our actual tax rate and the Federal statutory income tax rate.
Comparison of Our Fiscal Years Ended April 30, 2015 and 2014
Revenue

	Year Ended April 30,
	2015	2014	% Change
	(dollars in thousands)
Revenue	$191,181	$168,145	13.7%
Our revenue increased by $23.0 million, or 13.7%, for fiscal year 2015 compared to fiscal year 2014. Included in this increase was an increase in SaaS revenue of $20.8 million and an increase in advertising revenue of $2.2 million.
Of the $20.8 million increase in SaaS revenue, approximately $20.3 million was generated from new launches of 447 active clients utilizing our platform and solutions since the prior year period. The remaining $0.5 million increase was generated from existing clients due to increased subscriptions of our products and offerings net of clients not renewing, renewing at a lower rate, renegotiating during the contract term, and a one-time termination fee of $0.8 million from an existing client. For fiscal year 2015, net new active client additions were 235 and our active client retention rate was 83.9% compared to net new active client additions of 208 and active client retention rate of 84.2% for fiscal year 2014. Our client retention rates can be impacted due to a variety of reasons including, but not limited to, non-renewals and the cyclical and discretionary nature of marketing and advertising spending. SaaS revenue per active client (in thousands) was $146.5 for fiscal year 2015 compared to SaaS revenue per active client (in thousands) of $150.5 for fiscal year 2014.

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
Operating Expenses

	Year Ended April 30,
	2015		2014
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Sales and marketing	78,373	40.9%	86,482	51.3%	(9.4)%
Research and development	37,695	19.7%	37,585	22.4%	0.3
General and administrative	30,507	16.0%	26,370	15.7%	15.7
Acquisition-related and other	4,046	2.1%	16,184	9.6%	(75.0)
Amortization of acquired intangible assets	1,237	0.7%	1,135	0.7%	9.0
Total operating expenses	$151,858	79.4%	$167,756	99.7%	(9.5)%
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
Other Expense, Net

	Year Ended April 30,
	2015		2014
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Interest income	$95	—%	$143	0.1%	(33.6)%
Interest expense	(1,451)	(0.7)%	(190)	(0.1)%	663.7
Other expense	(1,171)	(0.6)%	(783)	(0.5)%	49.6
Total other expense, net	$(2,527)	(1.3)%	$(830)	(0.5)%	204.5%

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

Liquidity and Capital Resources
Our principal source of liquidity at April 30, 2016 consisted of $94.6 million of cash and cash equivalents and short term investments. Cash and cash equivalents consist of cash, money market funds, commercial paper, corporate bonds and certificates of deposit. Our short-term investments consist of certificates of deposit, municipal bonds, commercial paper, U.S. Treasury notes and bonds that are a guaranteed obligation of the U.S. Government, corporate notes and corporate bonds. As of April 30, 2016, the amount of cash and cash equivalents held by foreign subsidiaries was $7.1 million. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
Our principal needs for liquidity include working capital requirements to fund our operations, capital expenditures, repaying our outstanding revolving line of credit and acquisitions. We believe that our available resources, including cash and cash equivalents, short term investments and the remaining balance available to us under our credit facility (see contractual obligations below), are sufficient to fund our liquidity requirements for at least the next 12 months.
Our future capital requirements will depend on many factors, including our rate of client and revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts, the timing of introductions of new features and enhancements to our social commerce solutions and future acquisitions of, or investments in, complementary businesses and technologies. The timing, frequency, and pattern of our billing mix can also impact our operating cash flows. To the extent that existing cash, cash equivalents and short-term investments along with future cash flow from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
We typically invoice our new and existing SaaS business clients for our subscription services in a varying mix of frequencies such as; monthly, quarterly, semiannual and annual billings. Bookings and therefore billings for our SaaS business are typically higher in the second half of our fiscal year while billings for our advertising business typically increase significantly during the holiday season. These factors typically result in an increase in our accounts receivable balance. Similarly, increases in new client launches lead to increased billings, which in turn also increases our accounts receivable balance. The operating cash flow benefit of increased billing activity generally occurs in the subsequent quarters when we collect from our clients.
Days sales outstanding (“DSO”) is calculated by dividing period end accounts receivable by average daily sales for the fiscal quarter. DSO was 70 days for the three months ended April 30, 2016 compared to 91 days for the three months ended April 30, 2015. Accounts receivable decreased due to improved collections, improved operational efficiencies and a lower mix of advertising billings, which typically have longer DSOs.
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
The following table summarizes our cash flows for the periods indicated (including cash flows from discontinued operations):

	Year Ended April 30,
	2016	2015	2014
	(in thousands)
Net cash provided by (used in) operating activities	$19,392	$(16,566)	(44,108)
Net cash provided by (used in) investing activities	(17,340)	2,485	9,848
Net cash provided by (used in) financing activities	(11,973)	36,845	40,715
Net Cash Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of clients using our platforms and the amount and timing of client payments.
For fiscal year 2016, operating activities provided $19.4 million of cash after changes in our operating assets and liabilities, offsetting a net loss of $25.3 million. The net loss includes non-cash depreciation and amortization of $14.1 million and non-cash stock-based expense of $14.8 million. Cash increased $15.0 million as a result of a $8.5 million reduction in operating assets and a $6.5 million increase in operating liabilities. The $8.5 million reduction in operating assets was primarily driven by a decrease in accounts receivable as a result of improved collections and a lower mix of advertising billings. The $6.5 million increase in operating liabilities was primarily related to a $6.2 million increase in other liabilities primarily as a result of increased deferred tenant improvement allowance and deferred rent related to our new corporate headquarters, an increase of $2.4 million in accounts payable and a $2.3 million increase in deferred revenue, partially offset by a decrease in accrued expenses and other current liabilities of $4.4 million.
For fiscal year 2015, operating activities used $16.6 million of cash after changes in our operating assets and liabilities, offsetting a net loss of $34.4 million. A decrease of $28.7 million in our net loss during fiscal year 2015, which had the impact of improving cash flows from operating activities, was primarily due to the $12.1 million decrease in our acquisition-related and other expenses which resulted from higher expenses in fiscal year 2014 attributable to the U.S. Department of Justice lawsuit related to our acquisition of PowerReviews and the subsequent divestiture of PowerReviews in fiscal year 2015. The net loss includes non-cash depreciation and amortization of $12.4 million, non-cash loss on disposal of discontinued operations, net of tax, of $1.5 million, non-cash stock-based expense of $12.2 million and non-cash bad debt and other non-cash expenses of $3.4 million. Accounts receivables, prepaid expenses and other current assets and other non-current assets increased $13.9 million. The $13.6 million increase in accounts receivables was primarily due to the increase in our SaaS customer billings driven by a higher mix of annual billings and the timing of cash collections. An increase of $6.3 million in deferred revenues was partially offset by a decrease of $4.1 million in accounts payable, accrued expenses and other current liabilities and other long-term liabilities; resulting in a net decrease of $11.7 million in operating assets and liabilities.

For fiscal year 2014, operating activities used $44.1 million of cash after changes in our operating assets and liabilities, offsetting a net loss of $63.2 million which included non-cash depreciation and amortization of $15.1 million, non-cash impairment of acquired intangible assets of $2.5 million, non-cash estimated loss on disposal of discontinued operations, net of tax, of $9.2 million, non-cash stock-based expense of $13.8 million, non-cash benefit related to the revaluation of contingent consideration of $3.3 million, non-cash bad debt expense of $1.9 million, non-cash benefit related to stock-based expense of $0.2 million and other non-cash expenses of $0.5 million. Accounts receivable increased by $12.1 million, primarily due to our increase in billings, and prepaid expenses and other current assets and other non-current assets also increased by $3.1 million. Accounts payable, accrued expenses and other current liabilities and other long-term liabilities decreased by $7.2 million and were partially offset by a $2.0 million increase in deferred revenues; resulting in a net decrease of cash of $20.4 million due to changes in operating assets and liabilities. Included in changes for accrued liabilities and accounts payable was $22.6 million which we spent on legal and advisory fees for the DOJ suit related to our acquisition of PowerReviews.
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
For fiscal year 2016, investing activities used $17.3 million, which was primarily the result of $61.8 million in purchases of short term investments and $23.7 million in purchases of property, equipment and capitalized internal-use software development costs, partially offset by proceeds from maturities of short-term investments of $63.7 million and proceeds of $4.5 million from the release of escrow funds associated with the sale of the PowerReviews business. Purchases of property and equipment increased in fiscal year 2016 primarily as a result of cash outlays on leasehold improvements and office equipment related to our new corporate headquarters which we moved into in December 2016.
For fiscal year 2015, investing activities provided $2.5 million, which included proceeds of $25.5 million from the sale of the PowerReviews business and a $0.5 million decrease in restricted cash, offset by $12.1 million of purchases of short-term investments, net of sales and maturities of short-term investments, and $11.4 million in purchases of property, equipment and capitalized internal-use software development costs.
For fiscal year 2014, investing activities provided $9.9 million, which included proceeds of $29.5 million from the maturities and sales of short-term investments, net of purchases of short-term investments, offset by $10.0 million in purchases of property, equipment and capitalized internal-use software development costs and $9.6 million related to acquisitions, mainly FeedMagnet.
Net Cash Provided by (Used in) Financing Activities
Our financing activities have consisted primarily of borrowings under our line of credit, net proceeds from the issuance of common stock and proceeds from the exercises of options to purchase common stock.
For fiscal year 2016, financing activities used $12.0 million due to payments of$15.0 million on the outstanding balance of our revolving credit facility, partially offset by proceeds of $2.1 million from contributions to our Employee Stock Purchase Plan and proceeds of $0.9 million from the exercise of options to purchase our common stock.
For fiscal year 2015, financing activities provided $36.8 million primarily due to $30.0 million of net proceeds from our revolving line of credit partially offset by $0.7 million in deferred financing costs. We also had proceeds of $5.0 million from the exercise of option to purchase our common stock and contributions of $2.5 million to our Employee Stock Purchase Plan.
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

The following table summarizes our future minimum payments under non-cancelable operating leases, debt principal payment, and debt interest payments as of April 30, 2016:

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Operating lease obligations (1)	$47,334	$6,437	$11,307	$8,826	$20,764
Principal debt obligations	42,000	—	42,000	—	—
Interest on debt obligations (2)	2,617	1,676	941	—	—
Total	$91,951	$8,113	$54,248	$8,826	$20,764

(1)
Effective May 2016, the Company entered into a sublease agreement for a portion of its headquarters, which expires in April 2019. Operating lease obligations above due not include the impact of future rental income related to this sublease. Rental income is expected to be $0.3 million, $0.3 million and $0.3 million for fiscal years ended April 30, 2017, 2018 and 2019, respectively.

(2)	Future interest on debt obligations calculated using the interest rate effective as of April 30, 2016.
We do not have any material capital lease obligations and all of our property, equipment and software has been purchased with cash. We have no material purchase obligations outstanding with any vendors or third-parties.
We have non-cancelable operating lease obligations related to our office space, the largest of which is for our headquarters in Austin, Texas. On November 13, 2014, we entered into a lease (the “Lease”), pursuant to which we leases approximately 137,615 square feet of office space in Austin, Texas. This serves as the headquarters of the Company and is used for general office purposes. The term of the Lease commenced on December 14, 2015 (the “Commencement Date”) and terminates approximately ten years and six months after the Commencement Date. The Company has the option to extend the term of the Lease for up to two successive periods of five years each and the Company was required to obtain a stand by letter of credit of $8.0 million as a security deposit for the Lease. The expected lease payments for the original term are estimated to be approximately $3.8 million for fiscal year ended April 30, 2017, $3.8 million for fiscal year ended April 30, 2018, $3.9 million for fiscal year ended April 30, 2019, $4.0 million for the fiscal year ended April 30, 2020, $4.0 million for the fiscal year ended April 30, 2021 and $20.6 million for the fiscal years ended April 30th thereafter.
On July 18, 2007, we entered into a loan and security agreement with Comerica Bank which was most recently amended and restated on November 21, 2014. The Amended and Restated Credit Facility (the “Credit Facility”) provides for a secured, revolving line of credit of up to $70.0 million, with a sublimit of $3.0 million for the incurrence of swingline loans and a sublimit of $15.0 million for the issuance of letters of credit. Availability under the Credit Facility was $18.7 million as of April 30, 2016. The revolving line of credit bears interest at the adjusted LIBOR rate plus 3.5%. In addition, we are required to pay an ongoing commitment fee of 0.5% on the full amount available to us under the Credit Facility, whether used or unused. We had letters of credit outstanding of $9.3 million as of April 30, 2016. The Credit Facility expires on November 21, 2017 with all advances immediately due and payable. During the fourth quarter of fiscal year 2016, we paid $15.0 million on the balance outstanding under its Credit Facility, reducing our outstanding debt to $42.0 million.
The Credit Facility contains certain restrictive covenants that limit our and our subsidiaries’ ability to, among other things, incur additional indebtedness or guarantee indebtedness of others; make payments on additional indebtedness or make changes to certain agreements related to additional indebtedness; enter into hedging arrangements; create liens on our assets; make loans and investments; make capital expenditures; dispose of assets; store inventory and equipment with others; pay dividends or make distributions on, or purchase or redeem, our capital stock; enter into mergers or consolidations with or into other entities; undergo a change of control; engage in different lines of business; or enter into transactions with affiliates. The Credit Facility also contains numerous affirmative covenants, including covenants regarding, among other things, compliance with applicable laws and regulations, reporting, payment of taxes and other obligations, maintenance of insurance coverage, maintenance of bank and investment accounts with the financial institution and its affiliates, registration of intellectual property rights, and obtaining certain third-party consents and waivers. As of April 30, 2016, we were in compliance with all financial covenants contained in the Credit Facility.
Off-Balance Sheet Arrangements
Through April 30, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

Critical Accounting Policies and the Use of Estimates
We prepare our consolidated financial statements in accordance with GAAP and include the accounts of Bazaarvoice, Inc. and our wholly owned subsidiaries. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. To the extent there are material differences between these estimates and our actual results, our consolidated financial statements will be affected.
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
Revenue Recognition
In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been delivered to the client, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.
We generate revenue primarily from sales of the following services:
Software as a Service (“SaaS”) Revenues:
SaaS revenue includes subscription fees from clients accessing the Company’s cloud-based social commerce solutions and application services pursuant to service agreements that are generally one year in length. Subscription and support revenue is recognized ratably over the term of the related agreement commencing upon the later of the agreement start date or when all revenue recognition criteria have been met. The client does not have the right to take possession of the software supporting the application service at any time, nor do the arrangements contain general rights of return.
Professional Service Revenues:
Professional services consist of fees associated with providing expert services that educate and assist clients on the best use of our solutions as well as assist in the implementation of the solutions. Professional services are not required for clients to utilize our solutions. The majority of our professional services contracts are offered on a time and material basis. Professional services revenue is recognized as the services are rendered.
Advertising Revenue:
Advertising revenue (formerly referred to as media revenue) consists primarily of fees charged to advertisers when their advertisements are displayed on websites owned by various third-parties (“Publishers”). We receive a fee from the advertisers and pay the Publishers based on their contractual revenue-share agreements or average cost per thousand impressions delivered. Advertising revenues are recognized on a net basis as we have determined that we are acting as an agent in these transactions.
Multiple-Element Arrangements
Typically, our SaaS revenues from new clients consists of agreements with multiple elements, comprised of subscription fees for the Company’s products and professional services. We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within our control. Various subscription-based products have standalone value because they are routinely sold separately by us. In determining whether professional services can be accounted for separately from subscription services, we considered the availability of the professional services from other vendors, the nature of our professional services and whether we sell our applications to new clients without professional services. If the deliverables have standalone value upon delivery, we account for each deliverable separately and revenue is recognized for the respective deliverables over the respective service period. If one or more of the deliverables does not have standalone value upon delivery, the deliverables that do not have standalone value are generally combined with the final deliverable within the arrangement and treated as a single unit of accounting. Revenue for arrangements treated as a single unit of accounting is generally recognized over the period commencing upon delivery of the final deliverable and over the remaining term of the subscription contract.

We allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”), if VSOE is not available, or best estimated selling price (“BESP”), if neither VSOE nor TPE is available. Because we have been unable to establish VSOE or TPE for the elements of our arrangements, we allocate the arrangement fee to the separate units of accounting based on our best estimate of selling price. We determine BESP price for its deliverables based on our overall pricing objectives, discounting practices, the size and volume of our transactions, the client demographic, our price lists, our go-to-market strategy, historical standalone sales and contract prices. The determination of BESP is made through consultation with and approval by management, taking into consideration the go-to-market strategy. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in relative selling prices, including both VSOE and BESP. Subscription revenue is recognized ratably over the term of the related agreement, commencing upon the later of the agreement start date or when all revenue recognition criteria have been met.
Our agreements currently do not combine SaaS and advertising revenue.
Deferred Revenue
Deferred revenue consists of billings or payments in advance of revenue recognition and is recognized as revenue recognition criteria are met. Deferred revenue that will be recognized during the succeeding 12 month period is recorded as current deferred revenue and the remaining portion is recorded as non-current deferred revenue.
Our deferred revenue increased to $65.2 million at April 30, 2016 compared to $62.9 million at April 30, 2015. We typically have a varying mix of monthly, quarterly, semiannual and annual billings from both new and existing clients, with average upfront billings of less than one year.
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

Recent Accounting Pronouncements
Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued Accounting Standards Update 2016-09, "Improvements to Employee Share-Based Payment Accounting," (“ASU 2016-09”) which requires excess tax benefits and tax deficiencies to be recorded in the income statement. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows entities to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the cash flow statement, and provides an accounting policy election to account for forfeitures as they occur. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and early adoption is permitted. We are currently evaluating the impact the adoption of ASU 2016-09 will have on its consolidated financial statements.
Leases (Topic 842)
In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases (Topic 842),” (“ASU 2016-02”) which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard must be adopted using a modified retrospective approach and early adoption is permitted. We are currently evaluating the impact the adoption of ASU 2016-02 will have on our consolidated financial statements.
Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). The standard requires all deferred income tax assets and liabilities be classified as noncurrent within an entity’s consolidated balance sheet. ASU 2015- 17 is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. Entities are also permitted to apply the revised guidance on either a prospective or retrospective basis. During the fourth quarter of fiscal year 2016, we early adopted this guidance on a prospective basis and have classified deferred income taxes in our consolidated balance sheets as noncurrent beginning with fiscal year 2016 (see Note 15). Adoption of this guidance did not affect our consolidated results of operations, financial position or liquidity.
Intangibles – Goodwill and Other – Internal Use Software
In April 2015, the FASB issued accounting Standards Update 2015-05, “Intangible-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” (“ASU 2015-05”) which provides guidance to customers with cloud computing arrangements that include a software license. If a cloud computing arrangement includes a software license, the customer is required to account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 does not change the accounting for a customer’s accounting for service contracts. As a result of the ASU 2015-05, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The updated guidance will be effective for annual periods beginning after December 15, 2015 with early adoption permitted. We do not anticipate the adoption of this guidance will have a material impact on our results of operations, financial position or liquidity.
Revenue
In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”) which provides updated, comprehensive revenue recognition guidance for contracts with customers, including a new principles-based five step framework that eliminates much of the industry-specific guidance in current accounting literature. Under ASU 2014-09, revenue recognition is based on a core principle that companies recognize revenue in an amount consistent with the consideration it expects to be entitled to in exchange for the transfer of goods or services. The standards update also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of recognized revenue. In August 2015, The FASB issued Accounting Standards Update 2015-14, “Revenue from Contracts with Customers,” (“ASU 2015-14”) which defers the effective date of ASU 2014-09 by one year. The updated guidance will be effective for annual periods beginning after December 15, 2017 and may be applied on either a full or modified retrospective basis. Early adoption is permitted for annual periods beginning after December 15, 2016, the original effective date of ASU 2014-09. The updated guidance will be effective for the fiscal year ending April 30, 2019 and we are currently evaluating the impact of this standards update on our consolidated financial statements.
We have reviewed other new accounting pronouncements that were issued as of April 30, 2016 and do not believe that these pronouncements are applicable to us, or that they will have a material impact on our financial position or results of operations.

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
We assess the market risk of changes in foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings of a hypothetical 10% change in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The effect of an immediate 10% adverse change in exchange rates on foreign currency denominated monetary assets and liabilities, principally accounts receivable and intercompany balances, as of April 30, 2016, would be immaterial.
We have entered into forward exchange contracts to partially hedge our exposure to these foreign currencies. We do not enter into any derivative financial instruments for trading or speculative purposes. We may enter into additional forward exchange contracts to further contain our exposure to foreign currencies fluctuations. To date, we have hedged against some of the fluctuations in currency exchange rates, however fluctuations in exchange rates could materially impact to our operating results in the future.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could have a material impact on our business, financial condition and results of operations.

Item 8.	Financial Statements and Supplementary Data
BAZAARVOICE, INC.

The accompanying notes are an integral part of these consolidated financial statements.
1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bazaarvoice, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Bazaarvoice, Inc. and its subsidiaries at April 30, 2016 and April 30, 2015, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Austin, Texas
June 20, 2016

Bazaarvoice, Inc.
Consolidated Balance Sheets
(in thousands, except shares and per share data)

	April 30
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$43,963	$54,041
Short-term investments	50,682	52,730
Accounts receivable, net of allowance for doubtful accounts of $2,362 and $3,992 as of April 30, 2016 and April 30, 2015, respectively	39,597	49,532
Prepaid expenses and other current assets	8,415	12,977
Total current assets	142,657	169,280
Property, equipment and capitalized internal-use software development costs, net	31,649	19,054
Goodwill	139,155	139,155
Acquired intangible assets, net	9,607	11,498
Other non-current assets	5,214	3,974
Total assets	$328,282	$342,961
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,110	$3,539
Accrued expenses and other current liabilities	23,167	27,397
Deferred revenue	62,735	60,400
Total current liabilities	92,012	91,336
Long-term liabilities:
Revolving line of credit	42,000	57,000
Deferred revenue less current portion	2,481	2,530
Other liabilities, long-term	7,255	712
Total liabilities	143,748	151,578
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock – $0.0001 par value; 150,000,000 shares authorized, 82,269,748 shares issued and 82,069,748 shares outstanding as of April 30, 2016; 150,000,000 shares authorized, 80,346,488 shares issued and 80,146,488 shares outstanding at April 30, 2015	8	8
Treasury stock, at cost – 200,000 shares as of April 30, 2016 and April 30, 2015	—	—
Additional paid-in capital	437,239	418,509
Accumulated other comprehensive loss	(878)	(638)
Accumulated deficit	(251,835)	(226,496)
Total stockholders’ equity	184,534	191,383
Total liabilities and stockholders’ equity	$328,282	$342,961

The accompanying notes are an integral part of these consolidated financial statements.

Bazaarvoice, Inc.
Consolidated Statements of Operations
(in thousands, except net loss per share data)

	Year Ended April 30,
	2016	2015	2014
Revenue	$199,766	$191,181	$168,145
Cost of revenue	76,867	69,906	52,905
Gross profit	122,899	121,275	115,240
Operating expenses:
Sales and marketing	69,808	78,373	86,482
Research and development	41,477	37,695	37,585
General and administrative	30,398	30,507	26,370
Acquisition-related and other	1,415	4,046	16,184
Restructuring charges	1,575	—	—
Amortization of acquired intangible assets	1,237	1,237	1,135
Total operating expenses	145,910	151,858	167,756
Operating loss	(23,011)	(30,583)	(52,516)
Other income (expense), net:
Interest income	412	95	143
Interest expense	(2,180)	(1,451)	(190)
Other expense	(522)	(1,171)	(783)
Total other expense, net	(2,290)	(2,527)	(830)
Loss from continuing operations before income taxes	(25,301)	(33,110)	(53,346)
Income tax expense (benefit)	38	54	(500)
Net loss from continuing operations	$(25,339)	$(33,164)	$(52,846)
Loss from discontinued operations, net of tax	—	(1,257)	(10,320)
Net loss applicable to common stockholders	$(25,339)	$(34,421)	$(63,166)
Net loss per share applicable to common stockholders:
Continuing operations	$(0.31)	$(0.42)	$(0.70)
Discontinued operations	—	(0.02)	(0.14)
Basic and diluted loss per share:	$(0.31)	$(0.44)	$(0.84)
Basic and diluted weighted average number of shares outstanding	80,859	78,645	75,564

The accompanying notes are an integral part of these consolidated financial statements.

Bazaarvoice, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended April 30,
	2016	2015	2014
Net loss applicable to common stockholders	$(25,339)	$(34,421)	$(63,166)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(255)	(934)	386
Unrealized gain (loss) on investments	15	(32)	88
Total other comprehensive income (loss), net of tax	(240)	(966)	474
Comprehensive loss	$(25,579)	$(35,387)	$(62,692)

The accompanying notes are an integral part of these consolidated financial statements.

Bazaarvoice, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

	Common Stock		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at April 30, 2013	73,925	$7	(250)	$—	$370,397	$(146)	$(128,909)	$241,349
Excess tax benefit related to stock-based expense	—	—	—	—	216	—	—	216
Stock-based compensation	—	—	—	—	14,468	—	—	14,468
Issuance of restricted stock awards	76	—	—	—	—	—	—	—
Exercise of stock options and vested restricted stock units	3,563	1	—	—	10,854	—	—	10,855
Shares issued under employee stock plans	324	—	—	—	2,266	—	—	2,266
Change in foreign currency translation adjustment	—	—	—	—	—	386	—	386
Change in unrealized gain on investments	—	—	—	—	—	88	—	88
Net loss applicable to common stockholders	—	—	—	—	—	—	(63,166)	(63,166)
Balance at April 30, 2014	77,888	$8	(250)	$—	$398,201	$328	$(192,075)	$206,462
Issuance of common stock, net of issuance costs	—	—	50	—	—	—	—	—
Excess tax benefit related to stock-based expense	—	—	—	—	6	—	—	6
Stock-based compensation	—	—	—	—	12,802	—	—	12,802
Issuance of restricted stock awards	166	—	—	—	—	—	—	—
Exercise of stock options and vested restricted stock units	1,851	—	—	—	5,008	—	—	5,008
Shares issued under employee stock plans	441	—	—	—	2,492	—	—	2,492
Change in foreign currency translation adjustment	—	—	—	—	—	(934)	—	(934)
Change in unrealized loss on investments	—	—	—	—	—	(32)	—	(32)
Net loss applicable to common stockholders	—	—	—	—	—	—	(34,421)	(34,421)
Balance at April 30, 2015	80,346	$8	(200)	$—	$418,509	$(638)	$(226,496)	$191,383
Excess tax deficiency related to stock-based expense	—	—	—	—	(38)	—	—	(38)
Stock-based compensation	—	—	—	—	15,574	—	—	15,574
Issuance of restricted stock awards	242	—	—	—	—	—	—	—
Exercise of stock options and vested restricted stock units	1,022	—	—	—	849	—	—	849
Shares issued under employee stock plans	660	—	—	—	2,345	—	—	2,345
Change in foreign currency translation adjustment	—	—	—	—	—	(255)	—	(255)
Change in unrealized gain on investments	—	—	—	—	—	15	—	15
Net loss applicable to common stockholders	—	—	—	—	—	—	(25,339)	(25,339)
Balance at April 30, 2016	82,270	$8	(200)	$—	$437,239	$(878)	$(251,835)	$184,534

The accompanying notes are an integral part of these consolidated financial statements.

Bazaarvoice, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended April 30,
	2016	2015	2014
Operating activities:
Net loss	$(25,339)	$(34,421)	$(63,166)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	14,062	12,453	15,068
Impairment of acquired intangible assets	—	—	2,500
Loss on disposal of discontinued operations, net of tax	—	1,537	9,192
Loss on sub-lease	546	—	—
Stock-based expense	14,761	12,201	13,827
Revaluation of contingent consideration	—	—	(3,270)
Bad debt expense	93	3,155	1,902
Excess tax benefit related to stock-based expense	—	(6)	(216)
Amortization of deferred financing costs	235	98	—
Other non-cash expense	73	151	480
Changes in operating assets and liabilities:
Accounts receivable	9,842	(13,589)	(12,081)
Prepaid expenses and other current assets	187	(165)	(1,551)
Other non-current assets	(1,531)	(177)	(1,603)
Accounts payable	2,401	(297)	(3,095)
Accrued expenses and other current liabilities	(4,428)	(1,165)	(2,623)
Deferred revenue	2,286	6,258	2,040
Other liabilities, long-term	6,204	(2,599)	(1,512)
Net cash provided by (used in) operating activities	19,392	(16,566)	(44,108)
Investing activities:
Acquisitions, net of cash acquired, and purchase of intangible asset	—	—	(9,616)
Proceeds from sale of discontinued operations	4,501	25,500	—
Purchases of property, equipment and capitalized internal-use software development costs	(23,657)	(11,438)	(10,020)
Decrease in restricted cash	—	500	—
Purchases of short-term investments	(61,834)	(82,770)	(60,092)
Proceeds from maturities of short-term investments	63,650	65,681	58,478
Proceeds from sale of short-term investments	—	5,012	31,098
Net cash provided by (used in) investing activities	(17,340)	2,485	9,848
Financing activities:
Proceeds from employee stock compensation plans	3,027	7,545	13,499
Proceeds from revolving line of credit	—	57,000	27,000
Payments on revolving line of credit	(15,000)	(27,000)	—
Deferred financing costs	—	(706)	—
Excess tax benefit related to stock-based expense	—	6	216
Net cash provided by (used in) financing activities	(11,973)	36,845	40,715
Effect of exchange rate fluctuations on cash and cash equivalents	(157)	(657)	434
Net change in cash and cash equivalents	(10,078)	22,107	6,889
Cash and cash equivalents at beginning of period	54,041	31,934	25,045
Cash and cash equivalents at end of period	$43,963	$54,041	$31,934

Supplemental disclosure of other cash flow information:
Cash paid for income taxes, net of refunds	$1,071	$902	$1,493
Cash paid for interest	$2,132	$1,418	$137

The accompanying notes are an integral part of these consolidated financial statements.
These Consolidated Statement of Cash Flows include combined cash flows from continuing operations along with discontinued operations.

Supplemental disclosure of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable	$180	$282	$—
Asset retirement obligation costs incurred	$100	$532	$—
Capitalized stock-based compensation	$813	$601	$641

The accompanying notes are an integral part of these consolidated financial statements.
These Consolidated Statement of Cash Flows include combined cash flows from continuing operations along with discontinued operations.

Bazaarvoice, Inc.
Notes to Consolidated Financial Statements

1. Organization and Nature of Operations
Bazaarvoice Inc. (“Bazaarvoice” or the “Company”) was founded on the premise that the collective voice of the consumer is the most powerful marketing tool in the world. The Company's solutions and services allow the Company's retailer and brand clients to understand that consumer voice and the role it plays in influencing purchasing decisions, both online and offline. The Company's solutions collect, curate, and display consumer-generated content including ratings and reviews, questions and answers, customer stories, and social posts, photos, and videos. This content is syndicated and distributed across the Company's clients' marketing channels, including category/product pages, search terms, brand sites, mobile applications, in-store displays, and paid and earned advertising. This consumer-generated content enables the Company's clients to generate more revenue, market share, and brand affinity. The Company's solutions empower our clients to leverage insights derived from consumer-generated content to improve marketing effectiveness, increase success of new product launches, improve existing products and services, effectively scale customer support, decrease product returns, reach consumers when actively shopping via highly targeted audience advertising, and enable retailers to launch and manage on-site advertising solutions and site monetization strategies.

2. Summary of Significant Accounting Policies
Fiscal Year
The Company’s fiscal year end is April 30. References to fiscal year 2016, for example, refer to the fiscal year ending April 30, 2016.
Basis of Presentation

The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).
On July 2, 2014, the Company completed the sale of its PowerReviews business. The operating results of this business have been presented as discontinued operations for the fiscal years ended April 30, 2015 and 2014. The statement of cash flows is reported on a combined basis without separately presenting cash flows from discontinued operations. All other disclosures and amounts in the notes to the consolidated financial statements relate to the Company’s continuing operations, unless otherwise indicated.
Certain immaterial prior period amounts presented in the consolidated statement of cash flows have been reclassified to conform to current period financial statement presentation. These reclassifications have no effect on previously reported net income.
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
Foreign Currency Translation
The U.S. dollar is the reporting currency for all periods presented. The functional currency of the Company’s foreign subsidiaries is generally the local currency. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average rate during the period. Equity transactions are translated using historical exchange rates. Adjustments resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in net loss for the period. The Company recognized net foreign currency gains (losses) of $(0.4) million, $(1.0) million and $0.4 million for fiscal years 2016, 2015 and 2014, respectively.

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
Derivative contracts were not material to our operations or net income for the fiscal years ended April 30, 2016, 2015 and 2014. The Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.
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
The valuation techniques used to determine the fair value of our financial instruments having Level 2 inputs are valued using unadjusted, non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models. Our procedures include controls to ensure that appropriate fair values are recorded by a review of the valuation methods and assumptions. The Company did not hold any cash equivalents, restricted cash or short-term investments categorized as Level 3 as of April 30, 2016 or April 30, 2015.

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

There have been no impairment charges recognized related to short-term investments for the fiscal years ended April 30, 2016, 2015 or 2014.
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
The allowance for doubtful accounts was $2.4 million and $4.0 million at April 30, 2016 and 2015, respectively.
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
The Company capitalizes certain development costs incurred in connection with its internal-use software. These capitalized costs are primarily related to its proprietary social commerce solutions that is hosted by the Company and accessed by its clients on a subscription basis. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, direct internal and external costs are capitalized until the software is substantially complete and ready for its intended use. Maintenance and training costs are expensed as incurred. Internal-use software development costs are amortized on a straight-line basis over its estimated useful life, generally three years, into cost of revenue.
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
The Company evaluates the recoverability of its long-lived assets if indicators that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets then the Company will recognize an impairment charge to reduce the assets to fair value (See Note 5).

Comprehensive Loss
Comprehensive loss is comprised of net loss, unrealized investment gains and losses and foreign currency translation adjustments, net of tax. The accumulated comprehensive gain (loss) as of April 30, 2016 and 2015 was primarily due to unrealized gains (losses) on short-term investments and foreign currency translation adjustments.
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
No single client accounted for 10% or more of accounts receivable as of April 30, 2016 or April 30, 2015. No single client accounted for 10% or more of total revenue for fiscal years ended April 30, 2016 or 2015.
Revenue Recognition
In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been delivered to the client, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.
The Company generates revenue primarily from sales of the following services:
Software as a Service (“SaaS”) Revenues:
SaaS revenue includes subscription fees from clients accessing the Company’s cloud-based social commerce solutions and application services pursuant to service agreements that are generally one year in length. Subscription and support revenue is recognized ratably over the term of the related agreement commencing upon the later of the agreement start date or when all revenue recognition criteria have been met. The client does not have the right to take possession of the software supporting the application service at any time, nor do the arrangements contain general rights of return.
Professional Service Revenues:
Professional services consist of fees associated with providing expert services that educate and assist clients on the best use of the Company’s solutions as well as assist in the implementation of the solutions. Professional services are not required for clients to utilize the Company’s solutions. The majority of the Company's professional services contracts are offered on a time and material basis. Professional services revenue is recognized as the services are rendered.
Advertising Revenue:
Advertising revenue (formerly referred to as media revenue) consists primarily of fees charged to advertisers when their advertisements are displayed on websites owned by various third-parties (“Publishers”). The Company receives a fee from the advertisers and pays the Publishers based on their contractual revenue-share agreements or average cost per thousand impressions delivered. Advertising revenues are recognized on a net basis as the Company has determined that it is acting as an agent in these transactions.
Multiple-Element Arrangements
Typically, our SaaS revenues from new clients consists of agreements with multiple elements, comprised of subscription fees for the Company’s products and professional services. The Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within the Company’s control. Various subscription-based products have standalone value because they are routinely sold separately by the Company. In determining whether professional services can be accounted for separately from subscription services, the Company considered the availability of the professional services from other vendors, the nature of the Company’s professional services and whether the Company sells its applications to new clients without professional services.
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
The Company's agreements currently do not combine SaaS and advertising revenue.
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
Cost of Revenue
Cost of revenue consists primarily of personnel costs and related expenses together with allocated overhead costs, including depreciation and facility and office related expenses, associated with employees and contractors who provide our subscription services. Cost of revenue also includes co-location and related telecommunications costs, fees paid to third-parties for resale arrangements, amortization of developed technology and amortization of capitalized internal-use software development costs incurred.
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
The Company recognizes stock-based expense for shares issued pursuant to its Employee Stock Purchase Plan (“ESPP”) on a straight-line basis over the offering period of six months. Stock-based expense was $14.8 million, $12.2 million and $13.8 million for the years ended April 30, 2016, 2015 and 2014, respectively.
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
Recent Accounting Pronouncements
Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued Accounting Standards Update 2016-09, "Improvements to Employee Share-Based Payment Accounting," (“ASU 2016-09”) which requires excess tax benefits and tax deficiencies to be recorded in the income statement. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows entities to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the cash flow statement, and provides an accounting policy election to account for forfeitures as they occur. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-09 will have on its consolidated financial statements.
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
Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires all deferred income tax assets and liabilities be classified as noncurrent within an entity’s consolidated balance sheet. ASU 2015- 17 is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. Entities are also permitted to apply the revised guidance on either a prospective or retrospective basis. During the fourth quarter of fiscal year 2016, we early adopted this guidance on a prospective basis and have classified deferred income taxes in our consolidated balance sheets as noncurrent beginning with fiscal year 2016 (see Note 15). Adoption of this guidance did not have a material impact on our consolidated results of operations, financial position or liquidity.
Intangibles – Goodwill and Other – Internal Use Software
In April 2015, the FASB issued Accounting Standards Update 2015-05, “Intangible-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” (“ASU 2015-05”) which provides guidance to customers with cloud computing arrangements that include a software license. If a cloud computing arrangement includes a software license, the customer is required to account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 does not change the accounting for a customer’s accounting for service contracts. As a result of the ASU 2015-05, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The updated guidance will be effective for annual periods beginning after December 15, 2015 with early adoption permitted. The Company does not anticipate the adoption of this guidance will have a material impact on the Company's results of operations, financial position or liquidity.
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
The Company has reviewed other new accounting pronouncements that were issued as of April 30, 2016 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.

3. Discontinued Operations
On June 4, 2014, the Company entered into a definitive agreement to divest the assets of PowerReviews, Inc. (“PowerReviews”), pursuant to a Joint Stipulation with the Department of Justice and Order to the U.S. District Court for the Northern District of California, San Francisco Division, for $30.0 million in cash, $4.5 million of which was held in escrow as a partial security for the Company’s indemnification obligations under the definitive agreement, and subsequently released during fiscal 2016. As a result, PowerReviews revenues, related expenses and loss on disposal, net of tax, are components of “loss from discontinued operations, net of tax” in the consolidated statements of operations. The statement of cash flows is reported on a combined basis without separately presenting cash flows from discontinued operations for all periods presented.
Results from discontinued operations were as follows (in thousands):

	Year Ended April 30,
	2016	2015	2014
Revenues from discontinued operations	$—	$2,535	$17,011
Income from discontinued operations before income taxes	$—	$303	$(1,106)
Income tax expense	—	23	22
Net income from discontinued operations	—	280	(1,128)
Loss on disposal of discontinued operations, net of tax	—	(1,537)	(9,192)
Loss from discontinued operations, net of tax	$—	$(1,257)	$(10,320)
The Company recorded a loss on the disposal of discontinued operations of $1.5 million, net of tax, in the fiscal year ended April 30, 2015 which was calculated as follows (in thousands):

Cash consideration	$30,000
Less:
Basis in net assets as of July 2, 2014	39,972
Costs incurred directly attributable to the transaction	1,039
Loss before income taxes	(11,011)
Income tax benefit	(282)
Loss on disposal of discontinued operations, net of taxes	(10,729)
Loss on disposal of discontinued operations, net of taxes, previously recognized	9,192
Loss on disposal of discontinued operations, net of tax, recognized in fiscal 2015	$(1,537)
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
As of April 30, 2016 there were no ‘assets held for sale’ as the divestiture of the PowerReviews business was completed on July 2, 2014. The $4.5 million held in escrow was released during the fiscal year ended April 30, 2016, and the Company received no claims for indemnification under the definitive agreement.

4. Fair Value of Financial Assets and Liabilities
The following table summarizes the Company’s cash and cash equivalents as of April 30, 2016 and April 30, 2015 (in thousands):

	April 30, 2016	April 30, 2015
Demand deposit accounts	$38,692	$49,977
Money market funds	922	2,831
Municipal debt securities	—	102
Commercial paper	4,349	875
Corporate debt securities	—	256
Total cash and cash equivalents	$43,963	$54,041
The following table summarizes the Company’s short-term investments as of April 30, 2016 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$7,090	$—	$(1)	$7,089
Commercial paper	4,043	—	—	4,043
U.S. Treasury securities	8,764	—	—	8,764
U.S. government agency debt securities	24,841	4	(9)	24,836
Corporate debt securities	5,954	1	(5)	5,950
Total short-term investments	$50,692	$5	$(15)	$50,682
The following table summarizes the Company’s short-term investments as of April 30, 2015 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$4,000	$4	$—	$4,004
Municipal debt securities	4,564	17	(16)	4,565
Commercial paper	6,269	4	—	6,273
U.S. Treasury securities	11,814	—	(11)	11,803
U.S. government agency debt securities	17,007	1	(3)	17,005
Corporate debt securities	9,104	4	(28)	9,080
Total short-term investments	$52,758	$30	$(58)	$52,730
Realized and unrealized gains and losses on short-term investments were not material for the fiscal years ended April 30, 2016, 2015 and 2014. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other-than-temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment. There have been no impairment charges recognized related to short-term investments for the fiscal years ended April 30, 2016 and 2015.
Contractual maturities of available-for-sale securities at April 30, 2016, were as follows (in thousands):

Estimated Fair Value
Due in one year or less	$48,953
Due in 1-2 years	1,729
Total investments in debt securities	$50,682
Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties. We may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisitions, even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months as current assets in the accompanying consolidated balance sheets.
The following table summarizes the fair value of the Company’s financial assets and liabilities that were measured on a recurring basis as of April 30, 2016 and April 30, 2015 (in thousands):

	Fair Value Measurements at April 30, 2016				Fair Value Measurements at April 30, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$922	$—	$—	$922	$2,831	$—	$—	$2,831
Municipal bonds	—	—	—	—	—	102	—	102
Commercial paper	—	4,349	—	4,349	—	875	—	875
Corporate securities	—	—	—	—	—	256	—	256
Total cash equivalents	922	4,349	—	5,271	2,831	1,233	—	4,064
Short-term investments:
Certificates of deposit	—	7,089	—	7,089	—	4,004	—	4,004
Municipal bonds	—	—	—	—	—	4,565	—	4,565
Commercial paper	—	4,043	—	4,043	—	6,273	—	6,273
U.S. Treasury securities	8,764	—	—	8,764	11,803	—	—	11,803
U.S. government agency securities	24,836	—	—	24,836	17,005	—	—	17,005
Corporate securities	—	5,950	—	5,950	—	9,080	—	9,080
Total short-term investments	33,600	17,082	—	50,682	28,808	23,922	—	52,730
Total assets	$34,522	$21,431	$—	$55,953	$31,639	$25,155	$—	$56,794
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

5. Property, Equipment and Capitalized Internal-Use Software Development Costs
Property and equipment, including capitalized internal-use software development costs, consisted of the following (in thousands):

	April 30
	2016	2015
Computer equipment	$3,207	$3,052
Furniture and fixtures	3,801	1,888
Office equipment	3,170	2,072
Software	963	962
Capitalized internal-use software development costs	39,571	29,628
Leasehold improvements	12,762	7,256
Property, equipment and capitalized internal-use software development costs	63,474	44,858
Less: accumulated depreciation and amortization	(31,825)	(25,804)
Property, equipment and capitalized internal-use software development costs, net	$31,649	$19,054
Depreciation and amortization relating to the Company’s property and equipment for the years ended April 30, 2016, 2015 and 2014 was $3.8 million, $3.7 million and $3.3 million, respectively. Amortization related to the Company’s capitalized internal-use software development costs for the years ended April 30, 2016, 2015 and 2014 was $8.4 million, $6.8 million and $4.6 million, respectively.

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
The Company did not have any liabilities related to contingent consideration as of April 30, 2016 or April 30, 2015.

7. Goodwill
As of April 30, 2016 and April 30, 2015, the Company had goodwill in the amount of $139.2 million. The Company evaluates goodwill for impairment annually in the fourth fiscal quarter or more frequently if indicators of potential impairment arise. The Company did not recognize any goodwill impairment during fiscal year 2016 and fiscal year 2015.
There have been no changes to goodwill during the fiscal years ended April 30, 2016 and 2015.

8. Acquired Intangible Assets, net
The Company evaluates the recoverability of its long-lived assets for impairment when indicators of potential impairment arise. The Company did not recognize any impairment of its acquired intangible assets during fiscal year 2016 or 2015.
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
Acquired intangible assets, net, as of April 30, 2016 and April 30, 2015 for continuing operations are as follows (in thousands):

	April 30, 2016			April 30, 2015
	Gross Fair Value	Accumulated Amortization	Net Book Value	Gross Fair Value	Accumulated Amortization	Net Book Value
Customer relationships	$11,835	$(4,158)	$7,677	$11,835	$(2,921)	$8,914
Developed technology	3,265	(1,335)	1,930	3,265	(681)	2,584
Total	$15,100	$(5,493)	$9,607	$15,100	$(3,602)	$11,498
The amortization of customer relationships is recorded as amortization expense and the amortization for developed technology is recorded in cost of revenue. For the years ended April 30, 2016 and April 30, 2015, the Company incurred amortization expense of acquired intangible assets of $1.9 million and $1.9 million, respectively.

The following table presents our estimate of future amortization expense for definite-lived intangible assets (in thousands):

Fiscal period:	Amount
Fiscal year 2017	$1,890
Fiscal year 2018	1,890
Fiscal year 2019	1,856
Fiscal year 2020	1,130
Fiscal year 2021	1,130
Thereafter	1,711
Total	$9,607

9. Accrued Expenses and Other Current Liabilities
Accrued liabilities, including other liabilities, consisted of the following (in thousands):

	April 30
	2016	2015
Accrued compensation	$9,819	$10,675
Accrued taxes	1,886	3,629
Accrued revenue share	3,883	4,940
Customer credit balances	706	628
Accrued other liabilities	6,873	7,525
Total accrued expenses and other current liabilities	$23,167	$27,397
The Company has signed leases for office premises at various locations, including its headquarters in Austin, Texas, and has received rent-free periods and reimbursement for tenant improvements as lease incentives. These incentives have been recorded as lease incentive liabilities and are being amortized over the term of the lease as a reduction to rent expense. As of April 30, 2016, $0.7 million of lease incentive liabilities was included as deferred rent within accrued other liabilities and $6.3 million was included in other liabilities, long-term. As of April 30, 2015, $0.8 million of lease incentive liabilities was included within deferred rent and $0.3 million was included in other liabilities, long-term.

10. Restructuring Charges

In February 2016, the Company made the decision to suspend sales of its BV Local product, reduce its cost structure to improve operating efficiencies and align resources with its growth strategies. Costs associated with these restructuring activities include workforce reductions charges, and facilities charges related to the loss recorded on the sub-lease of excess office space at the Company's headquarters.
As a result of these restructuring activities, during fiscal year 2016 the Company recorded pre-tax charges of approximately $1.6 million, consisting of $1.0 million for severance and related costs and a $0.5 million loss on the sub-lease of the first floor of our corporate headquarters which the Company began sub-leasing on May 1, 2016. As of April 30, 2016, the accrued liability associated with the Company's restructuring activities consisted of the following (in thousands):

	Workforce Reduction	Excess Facilities	Total
	(in thousands)
Balance at April 30, 2015	$—	$—	$—
Restructuring charges	1,029	546	1,575
Payments	(532)	—	(532)
Balance at April 30, 2016	497	546	1,043
Expenses recorded related to these restructuring activities are included in the "Restructuring charges" line item in our consolidated statement of operations. The Company expects to record cumulative pre-tax charges of approximately $2.5 million related to this restructuring, including additional severance and related costs and additional anticipated losses on sub-lease related to the downsizing of the Company's San Francisco office. The Company anticipates the restructuring plan will be substantially complete by the end of the second quarter of fiscal year 2017.

11. Debt
Amended and Restated Credit Facility
On July 18, 2007, the Company entered into a loan and security agreement with Comerica Bank which was most recently amended and restated on November 21, 2014. The Amended and Restated Credit Facility (the “Credit Facility”) provides for a secured, revolving line of credit of up to $70.0 million, with a sublimit of $3.0 million for the incurrence of swingline loans and a sublimit of $15.0 million for the issuance of letters of credit. Borrowings under the Credit Facility are collateralized by substantially all assets of the Company and of its U.S. subsidiaries. The revolving line of credit bears interest at the adjusted LIBOR rate plus 3.5%. Availability under the Credit Facility was $18.7 million as of April 30, 2016. The Company had letters of credit outstanding of $9.3 million as of April 30, 2016. The Credit Facility expires on November 21, 2017 with all advances immediately due and payable. The Company was in compliance with all covenants contained in the Credit Facility as of April 30, 2016.
The Company did not recognize a gain or loss as a result of the amendment and restatement in fiscal 2015. The Company incurred $0.7 million of fees in connection with the Amended and Restated Credit Facility which were capitalized and are being amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the Credit Facility. The Company incurred amortization expense on deferred financing costs of $0.2 million and $0.1 million, respectively, for the fiscal years ended April 30, 2016 and 2015, respectively.
During the fourth quarter of fiscal year 2016 the Company paid $15.0 million on the balance outstanding under its Credit Facility, reducing the Company's outstanding debt to $42.0 million. The carrying value of the Company's debt approximates its fair value.
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

13. Stockholders’ Equity
2005 Stock Plan
On June 14, 2005, the Company adopted the Bazaarvoice, Inc. 2005 Stock Plan (the “2005 Plan”). The 2005 Plan provided in part that incentive and non-qualified stock options, as defined by the Internal Revenue Code of 1986, as amended, to purchase shares of the Company’s common stock could be granted to employees, directors and consultants. Stock purchase rights could also be granted under the 2005 Plan. The maximum term of options issued under the 2005 Plan is ten years. Options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest monthly thereafter. The Company’s ability to grant any future equity awards under the 2005 Plan was terminated in January 2012. As of April 30, 2016, options to purchase 1,150,119 shares of common stock were outstanding under the 2005 Plan. Accordingly, the Company has reserved 1,150,119 shares of common stock to permit the exercise of 2005 Plan options outstanding. The Company’s 2005 Plan will continue to govern the terms and conditions of outstanding equity awards that were granted under the 2005 Plan.

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
As of April 30, 2016, options to purchase 5,525,724 shares of common stock and 4,753,516 shares of restricted stock were outstanding under the 2012 Plan. As of April 30, 2016, a total of 6,193,865 shares of common stock were available for grant under the 2012 Plan. All equity awards granted following the Company’s initial public offering were granted under the 2012 Plan.
Employee Stock Purchase Plan (“ESPP”)
On January 17, 2012, the Company also adopted the Bazaarvoice, Inc. 2012 Employee Stock Purchase Plan. Under the Company’s ESPP, employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the first trading day of offering period or (ii) the last day of the offering period, subject to a plan limit on the number of shares that may be purchased in a purchase period. The offerings under the ESPP commenced, beginning with a six month offering period starting in March 2013. As of April 30, 2016, the Company has 2,612,952 shares of its common stock reserved for future issuance under this plan. As of April 30, 2016, $0.3 million has been held on behalf of employees for future purchases under the plan and is recorded in accrued expenses and other current liabilities. Employees purchased 660,036 shares of common stock at an average price of $3.52 in the fiscal year ended April 30, 2016.
PowerReviews, Inc. 2005 Equity Incentive Plan
As part of the June 2012 acquisition of PowerReviews, the Company assumed certain outstanding stock options granted under the PowerReviews, Inc. 2005 Equity Incentive Plan (the “PowerReviews Plan”). Following the acquisition, the assumed options continue to be subject to the terms of the PowerReviews Plan and individual award agreements except (i) the assumed options became exercisable for shares of the Company’s common stock, (ii) the number of shares and exercise price of each option was be adjusted pursuant to an exchange ratio established in the acquisition and (iii) assumed options would not be exercisable prior to vesting. As of April 30, 2016, options to purchase 12,357 shares of common stock were outstanding under the PowerReviews Plan. Accordingly, the Company has reserved 12,357 shares of common stock to permit the exercise of PowerReviews Plan options outstanding. The Company has not granted any new awards under the PowerReviews Plan.
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

The following table presents the amount of stock-based compensation related to stock-based awards to employees on the Company’s consolidated statements of operations during the periods presented (in thousands):

	Year Ended April 30,
	2016	2015	2014
Cost of revenue	$2,167	$1,517	$1,155
Sales and marketing	2,956	3,923	4,496
Research and development	2,671	1,960	2,176
General and administrative	6,967	4,677	5,357
Loss from discontinued operations, net of tax	—	124	643
Stock-based expense	14,761	12,201	13,827
Capitalized stock-based compensation	813	601	641
Total stock-based compensation	15,574	12,802	14,468
The fair value of the Company’s options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year Ended April 30,
	2016	2015	2014
Expected volatility	42% - 42%	43% - 50%	53% - 54%
Risk-free interest rate	1.50% - 1.92%	1.46% - 1.93%	1.30% - 2.09%
Expected term (in years)	6.00	6.00	6.00 - 6.25
Dividend yield	—	—	—
The fair value of the Company’s ESPP was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year Ended April 30,
	2016	2015	2014
Expected volatility	30% - 57%	36% - 57%	36% - 43%
Risk-free interest rate	0.10% - 0.46%	0.05% - 0.11%	0.05% - 0.11%
Expected term (in years)	0.5	0.5	0.5
Dividend yield	—	—	—

Stock Option Activity
Stock option activity was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of April 30, 2014	7,091	7.74
Options granted	939	7.31
Options exercised	(1,246)	4.18
Options forfeited	(877)	8.98
Options expired	(814)	10.78
Balance as of April 30, 2015	5,093	$7.83	7.00	$1,590
Options granted	2,947	4.83
Options exercised	(227)	3.95
Options forfeited	(484)	7.42
Options expired	(641)	8.14
Balance as of April 30, 2016	6,688	$6.64	6.43	$591
Options vested and expected to vest at April 30, 2016	6,666	$6.64	6.43	$591
Options vested and exercisable as of April 30, 2016	3,004	$8.04	4.58	$373
The summary of stock options as of April 30, 2016 is as follows (number of options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Options	Weighted Average Exercise Price
$0.16 - $3.03	392,937	$2.35	3.23	332,937	$2.23
$3.15 - $3.15	990,000	3.15	6.84	—	—
$3.42 - $4.86	734,387	4.36	7.23	254,387	4.69
$4.87 - $6.28	261,911	5.49	8.49	112,327	5.44
$6.42 - $6.42	1,196,400	6.42	8.77	—	—
$6.54 - $7.36	788,373	6.96	7.34	523,263	6.89
$7.39 - $7.53	756,475	7.47	4.27	489,204	7.46
$7.60 - $9.51	892,709	9.18	6.78	635,401	9.21
$9.52 - 15.12	639,808	12.60	2.61	621,392	12.61
$18.67 - $18.67	35,200	18.67	5.93	35,200	18.67
$0.16 - $18.67	6,688,200	$6.64	6.43	3,004,111	$8.04
The weighted-average grant date fair value of options granted during the fiscal years ended April 30, 2016, 2015 and 2014 was $2.06, $3.47 and $4.32, respectively.
The aggregate intrinsic value of options exercised during the fiscal years ended April 30, 2016, 2015 and 2014 was $0.4 million, $4.5 million and $18.6 million, respectively. The Company received $0.9 million and $5.2 million in cash from option exercises in fiscal years ended April 30, 2016 and 2015, respectively. The Company issued shares from amounts reserved under the respective Plans upon the exercise of these stock options. The Company does not currently expect to repurchase shares from any source to satisfy such obligation under any of the Company’s stock option Plans.
The aggregate fair value of options vested during the fiscal years ended April 30, 2016, 2015 and 2014 was $4.2 million, $6.1 million, and $9.7 million, respectively. As of April 30, 2016, total unrecognized stock-based expense, adjusted for estimated forfeitures, related to stock options was $6.5 million, which is expected to be recognized over the next 2.48 years.

Restricted Stock Activity
Restricted stock activity was as follows (number of restricted shares in thousands):

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested balance as of April 30, 2014	2,977	$8.44
Restricted shares granted	2,305	7.66
Restricted shares vested	(715)	8.74
Restricted shares forfeited	(1,079)	8.38
Unvested balance as of April 30, 2015	3,488	$7.88
Restricted shares granted	3,863	5.93
Restricted shares vested	(964)	7.70
Restricted shares forfeited	(1,420)	7.16
Unvested balance as of April 30, 2016	4,967	$6.60
The aggregate fair value of restricted stock shares vested during the fiscal years ended April 30, 2016, 2015 and 2014 was $8.5 million, $6.2 million, and $3.6 million, respectively. As of April 30, 2016, total unrecognized stock-based expense adjusted for estimated forfeitures, related to restricted stock was $19.8 million, which is expected to be recognized over the next 2.8 years.
Other Stock-Related Expense (Benefit)
During an evaluation of its equity systems and implementation of additional internal controls to comply with the provisions of Section 404 of the Sarbanes-Oxley Act during year ended April 30, 2013, the Company identified certain non-qualified stock option grants that were improperly classified as incentive stock options in its financial systems. As a result of these classification differences, the Company recorded an estimated liability for $2.2 million for taxes, interest and related items in general and administrative expense. Of the $2.2 million estimated liability, $0.8 million of the liability is related to PowerReviews which, in fiscal year 2014, was classified as a discontinued operations (See Note 3). As such, the $0.8 million related to PowerReviews is included in “Loss from discontinued operations, net of tax” on the Consolidated Statements of Operations. These classification differences did not have a material impact on stock-based expenses for the years ended April 30, 2016, 2015 and 2014. The Company also determined that the estimated liability did not have a material impact on the financial statements for prior periods. During the year ended April 30, 2015, the Company recorded a benefit of $0.4 million due to a reduction in the estimated liability.

14. Net Loss Per Share Applicable to Common Stockholders
The following table sets forth the computations of net loss per share applicable to common stockholders for the years ended April 30, 2016, 2015 and 2014, respectively (in thousands, except net loss per share data):

	Year Ended April 30,
	2016	2015	2014
Net loss from continuing operations	$(25,339)	$(33,164)	$(52,846)
Net loss from discontinued operations, net of tax	—	(1,257)	(10,320)
Net loss applicable to common stockholders	$(25,339)	$(34,421)	$(63,166)
Basic and diluted loss per share
Continuing operations	$(0.31)	$(0.42)	$(0.70)
Discontinued operations	—	(0.02)	(0.14)
Basic and diluted loss per share:	$(0.31)	$(0.44)	$(0.84)
Basic and diluted weighted average number of shares outstanding	80,859	78,645	75,564
Potentially dilutive securities (1):
Outstanding stock options	197	721	2,149
Restricted shares	49	427	293

(1)	The impact of potentially dilutive securities on earnings per share is anti-dilutive in a period of net loss.

15. Income Taxes
U.S. and international components of loss before income taxes were as follows (in thousands):

	Year Ended April 30,
	2016	2015	2014
U.S.	$(27,239)	$(35,174)	$(55,508)
International	1,938	2,064	2,162
Loss from continuing operations before income taxes	$(25,301)	$(33,110)	$(53,346)
Income tax expense (benefit) is composed of the following (in thousands):

	Year Ended April 30,
	2016	2015	2014
Current:
Federal	$—	$(38)	$—
State	(77)	182	294
International	556	951	567
Total	479	1,095	861
Deferred:
Federal	(6,635)	(12,491)	(13,930)
State	(1,070)	(2,308)	(2,091)
International	(94)	44	203
Total	(7,799)	(14,755)	(15,818)
Change in valuation allowance	7,358	13,714	14,457
Provision for (benefit from) income taxes	$38	$54	$(500)

The difference between the tax expense (benefit) derived by applying the Federal statutory income tax rate to net losses and the expense recognized in the financial statements is as follows (in thousands):

	Year Ended April 30,
	2016	2015	2014
U.S. federal taxes at statutory rate	$(8,603)	$(11,257)	$(18,138)
State tax provision	(625)	(923)	(1,510)
Foreign tax rate differentials	(108)	(206)	(123)
Research and development credit	(1,473)	(1,972)	(1,201)
Stock options	3,480	506	1,608
Nondeductible legal expenses	—	200	5,796
Permanent differences and other	—	(8)	(1,389)
Return to provision adjustments	9	—	—
Change in valuation allowance	7,358	13,714	14,457
Provision for (benefit from) income taxes	$38	$54	$(500)
As of April 30, 2016 and 2015, the Company had federal net operating loss carry-forwards of $209.4 million and $192.6 million and research and development credit carry-forwards of $9.2 million and $7.7 million, respectively, which will begin expiring in 2026 if not utilized. Utilization of the net operating losses and tax credit carry-forwards may be subject to an annual limitation due to the "change in ownership" provision of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss and tax credit carry-forwards before utilization. At April 30, 2016 the Company had $33.8 million of excess stock based compensation tax deductions that have not been used to reduce income taxes payable.
As of April 30, 2016 and 2015, the Company had state net operating loss carryforwards of $118.6 million and $110.2 million respectively, which began expiring in 2016 and research and development credits of $3.5 million and $2.6 million, respectively, of which a portion will begin expiring in 2033 and another portion which will not expire.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of April 30, 2016 and 2015 are as follows (in thousands):

	Year Ended April 30,
	2016	2015
Deferred tax asset:
Bad debts	$872	$1,493
Other accruals	1,138	1,317
Charitable contributions	509	352
Stock options	5,832	5,412
State tax credit	2,347	496
Net operating losses	64,998	58,822
Research and development credit	6,290	6,485
Deferred rent	2,513	273
Deferred revenue	1,969	1,816
FTC	128	—
Total deferred tax asset	86,596	76,466
Less valuation allowance	(73,806)	(66,448)
Net deferred tax assets	12,790	10,018
Deferred tax liability:
Amortization of intangible assets	(3,564)	(4,300)
Depreciation	(7,476)	(4,374)
Total deferred tax liability	(11,040)	(8,674)
Total net deferred tax assets	$1,750	$1,344
The Company adopted ASU 2015-17 during the fiscal year ended April 30, 2016 and elected prospective application. The ASU requires deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. Adoption of this guidance did not have a material impact on our consolidated results of operations, financial position or liquidity for any of the periods presented.
The Company has established a valuation allowance equal to the net deferred tax asset in the U.S. in excess of certain realizable state tax credits due to uncertainties regarding the realization of the deferred tax assets based on the Company's lack of earning history. The valuation allowance increased by $7.4 million and $13.7 million during the years ended April 30, 2016 and 2015, respectively.
Deferred U.S. income taxes and foreign withholding taxes are not provided on the undistributed cumulative earnings of foreign subsidiaries because those earnings are considered to be indefinitely reinvested in those operations. The indefinitely reinvested undistributed earnings were $8.1 million, $6.6 million and $5.1 million as of April 30, 2016, 2015 and 2014 respectively. The tax impact resulting from a distribution of these earnings would be approximately $2.8 million, $2.3 million and $1.7 million for the years ended April 30, 2016, 2015 and 2014, respectively, based on the U.S. statutory rate of 34 percent. These amounts could be impacted due to different jurisdictional tax rates and foreign tax credits.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the years ended April 30, 2016 and 2015, the Company recognized immaterial amounts in interest and penalties, respectively. The Company does not anticipate a material change in unrecognized tax benefits in the next twelve months.

The aggregate changes in the balance of unrecognized tax benefits were as follows (in thousands):

	Year Ended April 30,
	2016	2015	2014
Unrecognized tax benefits as of May 1,	$3,619	$2,157	$1,729
Tax positions taken in prior periods:
Gross increases	88	883	—
Gross decreases	(42)	—	(14)
Tax positions taken in current period:
Gross increases	528	579	442
Gross decreases	—	—	—
Lapse of statute of limitations	—	—	—
Balance as of April 30,	$4,193	$3,619	$2,157
As of April 30, 2016, the total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $4.2 million.
The Company is subject to taxation in the U.S., various state, and foreign jurisdictions. As of April 30, 2016, the Company’s fiscal years 2012 forward are subject to examination by the U.S. tax authorities and in material state jurisdictions, primarily Texas, due to loss carry-forwards, and fiscal years 2011 forward are subject to examination in material foreign jurisdictions, primarily the United Kingdom.

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
In addition to its headquarters, the Company has non-cancelable operating leases for office premises at various other national and international locations. The Company recognizes expense on a straight-line basis and records the difference between recognized rental expense and amounts payable under the lease as deferred rent. Rent expense for the years ended April 30, 2016, 2015 and 2014, was $5.0 million, $4.1 million and $4.4 million, respectively. Effective May 2016, the Company entered into a sublease agreement for a portion of its headquarters, which expires in April 2019.
Future minimum rental commitments under non-cancelable operating leases, by year and in the aggregate, are as follows at April 30, 2016 (in thousands):

Fiscal year ending April 30:	Minimum Lease Commitments
2017	$6,437
2018	6,266
2019	5,041
2020	4,792
2021	4,034
Thereafter	20,764
Total	$47,334
As of April 30, 2016 future minimum sublease rentals under noncancelable subleases totaled $0.8 million.

Amended and Restated Credit Facility
On November 21, 2014, the Company entered into an Amended and Restated Credit Facility (the “Credit Facility”) with Comerica Bank which provides for a secured, revolving line of credit of up to $70.0 million, with a sublimit of $3.0 million for the incurrence of swingline loans and a sublimit of $15.0 million for the issuance of letters of credit. The revolving line of credit bears interest at the adjusted LIBOR rate plus 3.5%. In addition, the Company is required to pay an ongoing commitment fee of 0.5% on the full amount available under the Credit Facility, whether used or unused. On November 21, 2014, the Company drew down $57.0 million of the unused balance of the Credit Facility. In fiscal year 2016 the Company paid $15.0 million on the balance outstanding under its Credit Facility, reducing the Company's outstanding debt to $42.0 million. The Credit Facility expires on November 21, 2017 with all advances immediately due and payable (See Note 11).
Legal proceedings and other contingencies
In the ordinary course of business, the Company may be subject to various legal proceedings and claims including alleged infringement of third-party patents and other intellectual property rights. The Company reviews the status of each matter and records a provision for a liability when it is considered both probable that a liability has been incurred and that the amount of the loss can be reasonably estimated. Legal fees incurred in connection with loss contingencies are recognized as incurred when the legal services are provided, and therefore are not recognized as a part of a loss contingency accrual. These provisions are reviewed quarterly and adjusted as additional information becomes available. We are not presently a party to any legal proceedings that in the opinion of our management would have a material adverse effect on our business, financial condition, operating results or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
On June 12, 2012, the Company acquired PowerReviews, Inc. (“PowerReviews”), a provider of social commerce solutions, for a total cash and stock purchase price of $150.8 million. On January 8, 2014, the U.S. District Court for the Northern District of California, San Francisco Division (the “Court”) ruled, in connection with a complaint filed by the U.S. Department of Justice (the “DOJ”), that the Company's acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18. Under the terms of a joint stipulation with the DOJ and an order to the Court, on June 4, 2014, the Company entered into a definitive agreement to divest all of the assets of PowerReviews, LLC, the successor to PowerReviews, to Wavetable Labs, LLC (“Wavetable”), which subsequently changed its name to PowerReviews, for $30.0 million in cash, $4.5 million of which was held and subsequently released in fiscal 2016. As a result of the foregoing, PowerReviews revenues, related expenses and loss on disposal, net of tax, are components of “loss from discontinued operations, net of tax” in the consolidated statement of operations for all periods presented. On the consolidated balance sheets, the assets and liabilities of the discontinued operations of PowerReviews have been presented as ‘Assets held for sale’ and ‘Liabilities held for sale,’ respectively, as of April 30, 2014. The statement of cash flows is reported on a combined basis without separately presenting cash flows from discontinued operations. The discussion of the Company's results of operations is based upon the results from its continuing operations unless otherwise indicated.
The Company realized a total loss on the disposal of PowerReviews of $10.7 million of which, $9.2 million was recognized as an estimated loss on disposal of discontinued operations during the fiscal year ended April 30, 2014. The Company recognized the incremental loss of $1.5 million during the fiscal year ended April 30, 2015 (See Note 3).
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

17. Employee Benefit Plan
On April 7, 2006, the Company adopted a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. It is the sole discretion of the Company to match eligible employee contributions in the form of cash. The Company contributed $0.8 million, $0.7 million and $0.9 million in matching contributions to the 401(k) plan in the fiscal year ended April 30, 2016, 2015 and 2014, respectively.

18. Related Party Transaction
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
Revenue by geography is based on the billing address of the customer. The following table presents the Company’s revenue from continuing operations by geographic region for the periods presented (in thousands):

	Year Ended April 30,
	2016	2015	2014
Revenue by geographic location for continuing operations:
Americas (1)	$150,758	$146,086	$127,766
EMEA (2)	42,620	38,101	33,499
Other	6,388	6,994	6,880
Total revenues from continuing operations	$199,766	$191,181	$168,145

(1)	United States, Canada and Brazil

(2)	Europe, the Middle East and Africa
The Company’s long-lived assets are principally in the United States as of April 30, 2016 and 2015. Included in Americas revenues are revenues from the United States of $140.8 million, $133.7 million and $123.3 million for the years ended April 30,

2016, 2015 and 2014, respectively. Included in EMEA revenues are revenues from the United Kingdom of $26.0 million, $22.9 million and $22.4 million for the years ended April 30, 2016, 2015 and 2014, respectively.

20. Quarterly Financial Information (Unaudited)
The following tables set forth our unaudited quarterly consolidated statements of operations for continuing operations for each of the eight quarters ended April 30, 2016. The Company has prepared the quarterly data on a consistent basis with the audited consolidated financial statements included elsewhere in this report and, in the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended
	Apr 30, 2016	Jan 31, 2016	Oct 31, 2015	Jul 31, 2015	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014	Jul 31, 2014
Revenue (1)	$50,709	$50,255	$49,926	$48,876	$48,317	$49,562	$47,325	$45,977
Cost of revenue	19,253	18,920	19,146	19,548	18,148	17,988	17,414	16,356
Gross profit	31,456	31,335	30,780	29,328	30,169	31,574	29,911	29,621
Operating expenses:
Sales and marketing	18,027	16,113	16,502	19,166	20,427	18,020	18,931	20,995
Research and development	10,391	10,199	10,354	10,533	9,880	8,779	9,306	9,730
General and administrative	7,577	6,940	7,643	8,238	7,582	6,932	8,100	7,893
Acquisition-related and other	157	332	224	702	815	413	2,326	492
Restructuring charges	1,575	—	—	—	—	—	—	—
Amortization of acquired intangible assets	309	309	310	309	309	309	310	309
Total operating expenses	38,036	33,893	35,033	38,948	39,013	34,453	38,973	39,419
Operating loss	(6,580)	(2,558)	(4,253)	(9,620)	(8,844)	(2,879)	(9,062)	(9,798)
Total other expense, net	(384)	(719)	(475)	(712)	(521)	(920)	(588)	(498)
Net loss before income taxes	(6,964)	(3,277)	(4,728)	(10,332)	(9,365)	(3,799)	(9,650)	(10,296)
Income tax expense (benefit)	165	(163)	124	(88)	(540)	324	258	12
Net loss from continuing operations	$(7,129)	$(3,114)	$(4,852)	$(10,244)	$(8,825)	$(4,123)	$(9,908)	$(10,308)
Loss from discontinued operations, net of tax	—	—	—	—	—	—	—	(1,257)
Net loss applicable to common stockholders	$(7,129)	$(3,114)	$(4,852)	$(10,244)	$(8,825)	$(4,123)	$(9,908)	$(11,565)
Basic earnings per share:
Continuing operations	$(0.09)	$(0.04)	$(0.06)	$(0.13)	$(0.11)	$(0.05)	$(0.13)	$(0.13)
Discontinued operations	—	—	—	—	—	—	—	(0.02)
Basic loss per share:	$(0.09)	$(0.04)	$(0.06)	$(0.13)	$(0.11)	$(0.05)	$(0.13)	$(0.15)

(1)
During the fourth quarter of fiscal 2016, the Company recorded out of period adjustments related to errors in the timing of recognition of revenue, for which all required criteria had been satisfied in prior periods. The cumulative effect of out of period adjustments for the fourth quarter of fiscal 2016 was a $0.9 million increase in revenue. The Company has determined that these adjustments were not material to any prior annual or interim periods, and the resulting correction is not material to its annual results for fiscal 2016 or to the trend in earnings.

The sum of the quarterly earnings per share amounts may not equal the total for the year due to the effects of rounding.

BAZAARVOICE, INC.
FINANCIAL STATEMENT SCHEDULE
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Additions	Deductions	Ending Balance
Allowance for doubtful accounts, customer and other:
Year Ended April 30, 2016	$3,992	3,121	(4,751)	$2,362
Year Ended April 30, 2015	$2,324	4,120	(2,452)	$3,992
Year Ended April 30, 2014	$2,371	2,626	(2,673)	$2,324
Valuation allowance for deferred tax assets:
Year Ended April 30, 2016	$66,448	7,358	—	$73,806
Year Ended April 30, 2015	$52,734	13,714	—	$66,448
Year Ended April 30, 2014	$37,902	16,223	(1,391)	$52,734

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Management’s Report on Internal Control Over Financial Reporting and Attestation of the Registered Public Accounting Firm
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2016 based on the guidelines established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Based on that evaluation, management concluded that our internal control over financial reporting was effective as of April 30, 2016.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as we are an “emerging growth company” as of April 30, 2016, as defined in the Jumpstart Our Business Startups Act of 2012.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal year ended April 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
We have adopted a code of ethics that applies to the Company’s directors, officers and employees, including the Chief Executive Officer and the Chief Financial Officer and any other persons performing similar functions. The text of our code of ethics, “Code of Business Ethics and Conduct,” has been posted on our website at http://investors.bazaarvoice.com/governance.cfm. We will provide a copy of the code of ethics without charge upon request to Corporate Secretary, Bazaarvoice, Inc., 10901 South Stonelake Blvd., Austin, Texas 78759.
Additional information required by this item is incorporated by reference from our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the 2016 fiscal year, all of which information is hereby incorporated by reference in and made part of, this Annual Report on Form 10-K.

Item 11.	Executive Compensation
The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the 2016 fiscal year, all of which information is hereby incorporated by reference in and made part of, this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the 2016 fiscal year, all of which information is hereby incorporated by reference in and made part of, this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the 2016 fiscal year, all of which information is hereby incorporated by reference in and made part of, this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the 2016 fiscal year, all of which information is hereby incorporated by reference in and made part of, this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1	Consolidated Financial Statements
See Index to Consolidated Financial Statements at Item 8 herein.
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

2	Exhibits
See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

BAZAARVOICE, INC. (Registrant)

Date: June 20, 2016	By:	/s/ Gene Austin
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated:

Signature	Title	Date
/s/ Gene Austin
Gene Austin	Chief Executive Officer (Principal Executive Officer)	June 20, 2016
/s/ James R. Offerdahl
James R. Offerdahl	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 20, 2016
/s/ Steve H. Berkowitz
Steve H. Berkowitz	Director	June 20, 2016
/s/ Sydney L. Carey
Sydney L. Carey	Director	June 20, 2016
/s/ Jeffrey Hawn
Jeffrey Hawn	Director	June 20, 2016
/s/ Jared Kopf
Jared Kopf	Director	June 20, 2016

/s/ Mary T. McDowell
Mary T. McDowell	Director	June 20, 2016
/s/ Thomas J. Meredith
Thomas J. Meredith	Director	June 20, 2016

EXHIBIT INDEX

	Incorporated by Reference	Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-176506	3.2	8/26/2011
3.2	Amended and Restated Bylaws of the Registrant	S-1	333-176506	3.4	8/26/2011
4.1	Specimen Common Stock Certificate of the Registrant	S-1	333-176506	4.1	11/17/2011
4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain stockholders, dated February 9, 2010	S-1	333-176506	4.2	8/26/2011
4.3	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement among the Registrant and certain stockholders, dated February 9, 2010	S-1	333-176506	4/2/2001	2/9/2012
10.1+	Form of Indemnification Agreement for directors and officers	S-1	333-176506	10.1	8/26/2011
10.2+	2005 Stock Plan, as amended	S-1	333-176506	10.2	2/9/2012
10.3+	Form of Stock Option Agreement under 2005 Stock Plan	S-1	333-176506	10.3	8/26/2011
10.4+	Form of Stock Option Agreement (Early Exercise) under 2005 Stock Plan	S-1	333-176506	10.4	8/26/2011
10.5+	2012 Equity Incentive Plan	S-1	333-176506	10.5	2/9/2012
10.6+	Form of Stock Option Award Agreement under 2012 Equity Incentive Plan	S-1	333-176506	10.6	2/9/2012
10.7+	Form of Restricted Stock Unit Award Agreement under 2012 Equity Incentive Plan	S-1	333-176506	10.7	2/9/2012
10.8+	Form of Restricted Stock Purchase Agreement under 2012 Equity Incentive Plan	S-1	333-176506	10/7/2001	2/9/2012
10.9+	2012 Employee Stock Purchase Plan	S-1	333-176506	10.8	2/9/2012
10.10+	UK Sub-Plan to the 2012 Equity Incentive Plan	10-Q	001-35433	10.3	3/6/2015
10.11+	UK Sub-Plan to the 2012 Equity Incentive Plan Form of Stock Option Award Agreement	10-Q	001-35433	10.4	3/6/2015
10.12+	UK Sub-Plan to the 2012 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement	10-Q	001-35433	10.5	3/6/2015
10.13+	2012 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (Netherlands)	10-Q	001-35433	10.6	3/6/2015
10.14+	2012 Equity Incentive Plan Form of Stock Option Award Agreement (Netherlands)	10-Q	001-35433	10.7	3/6/2015
10.15+	2012 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (Germany)	10-Q	001-35433	10.8	3/6/2015
10.16+	2012 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (France)	10-Q	001-35433	10.9	3/6/2015
10.17+	2012 Equity Incentive Plan Form of Stock Option Award Agreement for French Beneficiaries	10-Q	001-35433	10.1	3/6/2015
10.18+	French Sub-Plan to the 2012 Equity Incentive Plan	10-Q	001-35433	10.1	3/6/2015
10.19+	French Sub-Plan to the 2012 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement	10-Q	001-35433	10.1	3/6/2015
10.20+	2012 Equity Incentive Plan Form of Stock Option Award Agreement (Australia)	10-Q	001-35433	10.1	3/6/2015
10.21+	2012 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (Australia)	10-Q	001-35433	10.1	3/6/2015
10.22+	2012 Employee Stock Purchase Plan Form of Subscription Agreement for Non-U.S. Participants	10-Q	001-35433	10.2	3/6/2015
10.23+	2012 Employee Stock Purchase Plan Form of Subscription Agreement (Australia)	10-Q	001-35433	10.2	3/6/2015
10.24+	Offer of Employment between the Registrant and Gene Austin, dated April 15, 2013	10-K	001-35433	10.2	7/3/2013

	Incorporated by Reference	Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.25+	Offer of Employment between the Registrant and Jim Offerdahl, dated January 23, 2013	10-Q	001-35433	10.3	3/14/2013
10.26+*	Offer of Employment between the Registrant and Kin Gill, dated December 13, 2012
10.27+*	Transfer Letter between the Registrant and Kin Gill dated December 18, 2014
10.28+	Offer of Employment between the Registrant and Ryan D. Robinson, dated April 2, 2012	10-K	001-35433	10.2	6/11/2012
10.29	Lease by and between 10901 Stonelake, LTD., as Landlord, and Bazaarvoice, Inc., as Tenant, dated November 13, 2014	8-K	001-35433	10.1	11/14/2014
10.30
Amended and Restated Credit Agreement, dated as of November 21, 2014, by and among the Company, the financial institutions from time to time party thereto and Comerica Bank as administrative agent, sole lead arranger and sole bookrunner

10.31	Amended and Restated Security Agreement, dated as of November 21, 2014, by and between the Company and Comerica Bank, as administrative agent
10.32	Syndication Services Agreement by and between the Registrant and Wavetable Labs, Inc. dated July 2, 2014
10.33	Transition Services Agreement by and between the Registrant and Wavetable Labs, Inc. dated July 2, 2014
10.34	First Amendment to Transition Services Agreement by and between the Registrant and PowerReviews, Inc. dated August 29, 2014
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (contained on signature page hereto)
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
32.2**	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or compensatory plan.