Form 10-Q
period 2016-07-31
Bazaarvoice Inc
filed 2016-09-08
CIK 1330421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of September 2, 2016 was 82,835,422.

Bazaarvoice, Inc.

Bazaarvoice, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except shares and per share data)
(unaudited)

	July 31, 2016	April 30, 2016
Assets
Current assets:
Cash and cash equivalents	$43,508	$43,963
Short-term investments	48,298	50,682
Accounts receivable, net of allowance for doubtful accounts of $1,908 and $2,362 as of July 31, 2016 and April 30, 2016, respectively	38,027	39,597
Prepaid expenses and other current assets	8,990	8,415
Total current assets	138,823	142,657
Property, equipment and capitalized internal-use software development costs, net	31,420	31,649
Goodwill	139,155	139,155
Acquired intangible assets, net	9,135	9,607
Other non-current assets	4,174	5,214
Total assets	$322,707	$328,282
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,549	$6,110
Accrued expenses and other current liabilities	19,218	23,167
Deferred revenue	65,992	62,735
Total current liabilities	88,759	92,012
Long-term liabilities:
Revolving line of credit	42,000	42,000
Deferred revenue less current portion	2,198	2,481
Other liabilities, long-term	7,056	7,255
Total liabilities	140,013	143,748
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock – $0.0001 par value; 150,000,000 shares authorized, 83,020,797 shares issued and 82,820,797 shares outstanding as of July 31, 2016; 150,000,000 shares authorized, 82,269,748 shares issued and 82,069,748 shares outstanding at April 30, 2016	8	8
Treasury stock, at cost – 200,000 shares as of July 31, 2016 and April 30, 2016	—	—
Additional paid-in capital	441,143	437,239
Accumulated other comprehensive loss	(1,517)	(878)
Accumulated deficit	(256,940)	(251,835)
Total stockholders’ equity	182,694	184,534
Total liabilities and stockholders’ equity	$322,707	$328,282

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except net loss per share data)
(unaudited)

	Three Months Ended July 31,
	2016	2015
Revenue	$50,093	$48,876
Cost of revenue	18,756	19,548
Gross profit	31,337	29,328
Operating expenses:
Sales and marketing	15,304	19,166
Research and development	11,073	10,533
General and administrative	8,259	8,238
Restructuring charges	327	—
Acquisition-related and other	176	702
Amortization of acquired intangible assets	309	309
Total operating expenses	35,448	38,948
Operating loss	(4,111)	(9,620)
Other income (expense), net:
Interest income	142	77
Interest expense	(489)	(571)
Other expense	(512)	(218)
Total other expense, net	(859)	(712)
Loss before income taxes	(4,970)	(10,332)
Income tax expense (benefit)	135	(88)
Net loss	$(5,105)	$(10,244)
Net loss per share:
Basic and diluted loss per share	$(0.06)	$(0.13)
Basic and diluted weighted average number of shares outstanding	82,214	80,174

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,
	2016	2015
Net loss	$(5,105)	$(10,244)
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustment	(638)	30
Unrealized gain (loss) on investments	(1)	30
Total other comprehensive gain (loss), net of tax	(639)	60
Comprehensive loss	$(5,744)	$(10,184)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at April 30, 2016	82,270	$8	(200)	$—	$437,239	$(878)	$(251,835)	$184,534
Stock-based expense	—	—	—	—	4,066	—	—	4,066
Exercise of stock options and vested restricted stock units	751	—	—	—	(162)	—	—	(162)
Change in foreign currency translation adjustment	—	—	—	—	—	(638)	—	(638)
Change in unrealized gain on investments	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(5,105)	(5,105)
Balance at July 31, 2016	83,021	$8	(200)	$—	$441,143	$(1,517)	$(256,940)	$182,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended July 31,
	2016	2015
Operating activities:
Net loss	$(5,105)	$(10,244)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	3,578	3,644
Stock-based expense	3,944	3,935
Bad debt expense (recovery)	(179)	85
Amortization of deferred financing costs	59	59
Other non-cash expense (benefit)	(39)	51
Changes in operating assets and liabilities:
Accounts receivable	1,749	(1,076)
Prepaid expenses and other current assets	(507)	(48)
Other non-current assets	869	(314)
Accounts payable	(2,616)	(808)
Accrued expenses and other current liabilities	(4,442)	(4,162)
Deferred revenue	2,974	2,498
Other liabilities, long-term	(156)	4
Net cash provided by (used in) operating activities	129	(6,376)
Investing activities:
Proceeds from sale of discontinued operations	—	4,501
Purchases of property, equipment and capitalized internal-use software development costs	(2,760)	(2,929)
Purchases of short-term investments	(12,691)	(15,155)
Proceeds from maturities of short-term investments	15,010	18,172
Net cash provided by (used in) investing activities	(441)	4,589
Financing activities:
Proceeds from employee stock compensation plans	395	1,101
Net cash provided by financing activities	395	1,101
Effect of exchange rate fluctuations on cash and cash equivalents	(538)	95
Net change in cash and cash equivalents	(455)	(591)
Cash and cash equivalents at beginning of period	43,963	54,041
Cash and cash equivalents at end of period	$43,508	$53,450
Supplemental disclosure of other cash flow information:
Cash paid for income taxes, net of refunds	$183	$335
Cash paid for interest	$419	$542
Supplemental disclosure of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable	$83	$413
Capitalized stock-based compensation	$122	$114

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
These Condensed Consolidated Statement of Cash Flows include combined cash flows from continuing operations along with discontinued operations.

Bazaarvoice, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Nature of Operations
Bazaarvoice, Inc. (“Bazaarvoice” or the “Company”) was founded on the premise that the collective voice of the consumer is the most powerful marketing tool in the world. The Company's solutions and services allow the Company's retailer and brand clients to understand that consumer voice and the role it plays in influencing purchasing decisions, both online and offline. The Company’s solutions collect, curate and display consumer-generated content including ratings and reviews, questions and answers, customer stories, and social posts, photos, and videos. This content is syndicated and distributed across the Company's clients' marketing channels, including category/product pages, search terms, brand sites, mobile applications, in-store displays, and paid and earned advertising. This consumer-generated content enables the Company's clients to generate more revenue, market share, and brand affinity. The Company's solutions empower the Company's clients to leverage insights derived from consumer-generated content to improve marketing effectiveness, increase success of new product launches, improve existing products and services, effectively scale customer support, decrease product returns, reach consumers when actively shopping via highly targeted audience advertising, and enable retailers to launch and manage on-site advertising solutions and site monetization strategies.

2. Summary of Significant Accounting Policies
Fiscal Year
The Company’s fiscal year end is April 30. References to fiscal year 2017, for example, refer to the fiscal year ending April 30, 2017.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2016, filed on June 20, 2016. There have been no significant changes to the Company’s accounting policies since April 30, 2016.
The condensed consolidated balance sheet data as of April 30, 2016 was derived from the audited consolidated financial statements included in the Company’s Annual Report on form 10-K for the fiscal year ended April 30, 2016. Certain immaterial prior period amounts presented in the consolidated statement of cash flows have been reclassified to conform to current period financial statement presentation. These reclassifications have no effect on previously reported net income.
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
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with GAAP, as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the three months ended July 31, 2016 are not necessarily indicative of results that may be expected for the fiscal year ending April 30, 2017 or any other period.
Foreign Currency Translation
The U.S. dollar is the reporting currency for all periods presented. The functional currency of the Company’s foreign subsidiaries is generally the local currency. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average rate during the period. Equity transactions are translated using historical exchange rates. Adjustments resulting from translating foreign currency financial statements into U.S. dollars are included in other expenses, net. Foreign currency transaction gains and losses are included in net loss for the period. The Company recognized net foreign currency losses of $0.5 million and $0.1 million for the three month periods ended July 31, 2016 and 2015, respectively.
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
The Company may enter into derivative instruments to hedge certain net exposures of non-U.S. dollar-denominated assets and liabilities, even though it does not elect to apply hedge accounting or hedge accounting does not apply. Gains and losses resulting from a change in fair value of these derivatives are reflected in income in the period in which the change occurs and are recognized on the condensed consolidated statement of operations in other income (expense). Cash flows from these contracts are classified within net cash provided by (used in) operating activities on the condensed consolidated statements of cash flows.
The Company does not use financial instruments for trading or speculative purposes. The Company recognizes all derivative instruments on the balance sheet at fair value, and its derivative instruments are generally short-term in duration.
Derivative contracts were not material to our operations or net income for the three month periods ended July 31, 2016 and 2015. The Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.
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
The valuation techniques used to determine the fair value of our financial instruments having Level 2 inputs are valued using unadjusted, non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models. Our procedures include controls to ensure that appropriate fair values are recorded by a review of the valuation methods and assumptions. The Company did not hold any cash equivalents, restricted cash or short-term investments categorized as Level 3 as of July 31, 2016 or April 30, 2016.
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
No single client accounted for 10% or more of accounts receivable as of July 31, 2016 or April 30, 2016. No single client accounted for 10% or more of total revenue for the three months ended July 31, 2016 or 2015.

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
The Company generates revenue primarily from sales of the following services:
Software as a Service (“SaaS”) Revenue:
SaaS revenue includes subscription fees from clients accessing the Company’s cloud-based social commerce solutions and application services pursuant to service agreements that vary in length from one to three years . Subscription and support revenue is recognized ratably over the term of the related agreement commencing upon the later of the agreement start date or when all revenue recognition criteria have been met. The client does not have the right to take possession of the software supporting the application service at any time, nor do the arrangements contain general rights of return.
Professional Service Revenue:
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
Advertising Revenue:
Advertising revenue consists primarily of fees charged to advertisers when their advertisements are displayed on websites owned by various third-parties (“Publishers”). The Company receives a fee from the advertisers and pays the Publishers based on their contractual revenue-share agreements or average cost per thousand impressions delivered. Advertising revenue is recognized on a net basis as the Company has determined that it is acting as an agent in these transactions.
Multiple Element Arrangements
Typically, the Company's SaaS revenue from new clients consists of agreements with multiple elements, comprised of subscription fees for the Company’s products and professional services. The Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within the Company’s control. Various subscription-based products have standalone value because they are routinely sold separately by the Company. In determining whether professional services can be accounted for separately from subscription services, the Company considered the availability of the professional services from other vendors, the nature of the Company’s professional services and whether the Company sells its applications to new clients without professional services.
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
Intangibles – Goodwill and Other – Internal Use Software
In April 2015, the FASB issued Accounting Standards Update 2015-05, “Intangible-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” (“ASU 2015-05”) which provides guidance to customers with cloud computing arrangements that include a software license. If a cloud computing arrangement includes a software license, the customer is required to account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 does not change the accounting for a customer’s accounting for service contracts. As a result of the ASU 2015-05, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The Company adopted this updated guidance effective fiscal year 2017. Adoption of this guidance did not have a material impact on our consolidated results of operations, financial position or liquidity.
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
The Company has reviewed other new accounting pronouncements that were issued as of July 31, 2016 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.

3. Fair Value of Financial Assets and Liabilities
The following table summarizes the Company’s cash and cash equivalents as of July 31, 2016 and April 30, 2016 (in thousands):

	July 31, 2016	April 30, 2016
Demand deposit accounts	$37,110	$38,692
Money market funds	4,149	922
Commercial paper	2,249	4,349
Total cash and cash equivalents	$43,508	$43,963
The following table summarizes the Company’s short-term investments as of July 31, 2016 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$4,640	$—	$—	$4,640
Commercial paper	2,248	—	—	2,248
U.S. Treasury securities	8,727	—	(15)	8,712
U.S. government agency debt securities	25,508	11	(1)	25,518
Corporate debt securities	7,186	1	(7)	7,180
Total short-term investments	$48,309	$12	$(23)	$48,298
The following table summarizes the Company’s short-term investments as of April 30, 2016 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$7,090	$—	$(1)	$7,089
Commercial paper	4,043	—	—	4,043
U.S. Treasury securities	8,764	—	—	8,764
U.S. government agency debt securities	24,841	4	(9)	24,836
Corporate debt securities	5,954	1	(5)	5,950
Total short-term investments	$50,692	$5	$(15)	$50,682
Realized and unrealized gains and losses on short-term investments were not material for the three months ended July 31, 2016 and 2015. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other-than-temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment. There have been no impairment charges recognized related to short-term investments for the three months ended July 31, 2016 and 2015.
Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties. We may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisitions, even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months as current assets in the accompanying condensed consolidated balance sheets. As of July 31, 2016 there was no difference between actual and contractual maturities of our investments.

The following table summarizes the fair value of the Company’s financial assets and liabilities that were measured on a recurring basis as of July 31, 2016 and April 30, 2016 (in thousands):

	Fair Value Measurements at July 31, 2016				Fair Value Measurements at April 30, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$4,149	$—	$—	$4,149	$922	$—	$—	$922
Commercial paper	—	2,249	—	2,249	—	4,349	—	4,349
Total cash equivalents	4,149	2,249	—	6,398	922	4,349	—	5,271
Short-term investments:
Certificates of deposit	—	4,640	—	4,640	—	7,089	—	7,089
Commercial paper	—	2,248	—	2,248	—	4,043	—	4,043
U.S. Treasury securities	8,712	—	—	8,712	8,764	—	—	8,764
U.S. government agency securities	25,518	—	—	25,518	24,836	—	—	24,836
Corporate securities	—	7,180	—	7,180	—	5,950	—	5,950
Total short-term investments	34,230	14,068	—	48,298	33,600	17,082	—	50,682
Total assets	$38,379	$16,317	$—	$54,696	$34,522	$21,431	$—	$55,953
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

4. Acquired Intangible Assets, net
Acquired intangible assets, net, as of July 31, 2016 and April 30, 2016 are as follows (in thousands):

	July 31, 2016			April 30, 2016
	Gross Fair Value	Accumulated Amortization	Net Book Value	Gross Fair Value	Accumulated Amortization	Net Book Value
Customer relationships	$11,835	$(4,467)	$7,368	$11,835	$(4,158)	$7,677
Developed technology	3,265	(1,498)	1,767	3,265	(1,335)	1,930
Total	$15,100	$(5,965)	$9,135	$15,100	$(5,493)	$9,607
The amortization of customer relationships is recorded as amortization expense and the amortization for developed technology is amortized to cost of revenue.
The following table presents our estimate of future amortization expense for definite-lived intangible assets (in thousands):

Fiscal period:	Amount
Remaining nine months of Fiscal year 2017	$1,418
Fiscal year 2018	1,890
Fiscal year 2019	1,856
Fiscal year 2020	1,130
Fiscal year 2021	1,130
Thereafter	1,711
Total	$9,135

5. Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items occurring in the period. The Company’s effective tax rate for the three months ended July 31, 2016 was an expense of 2.7 percent compared to a benefit of 0.9 percent for the three months ended July 31, 2015. The tax expense for the three months ended July 31, 2016 was primarily attributable to estimated foreign and state income tax expense. The tax benefit for the three months ended July 31, 2015 was primarily attributable to foreign and state income tax expense, with an offset from the income tax benefit from research and development credits provided by the State of Texas.

6. Restructuring Charges

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
The Company recorded pre-tax charges of approximately $0.3 million during the three months ended July 31, 2016, consisting primarily of severance and related costs. As of April 30, 2016, the accrued liability associated with the Company's restructuring activities consisted of the following (in thousands):

	Workforce Reduction	Excess Facilities	Total
	(in thousands)
Balance at April 30, 2016	$497	$546	$1,043
Restructuring charges	327	—	327
Payments	(341)	(129)	(470)
Balance at July 31, 2016	483	417	900
Expenses recorded related to these restructuring activities are included in the "Restructuring charges" line item in our consolidated statement of operations. The Company expects to record additional pre-tax charges of $0.6 million related to this restructuring, including additional severance and related costs and additional anticipated losses on sub-lease related to the downsizing of the Company's San Francisco office. In August of fiscal 2017, the Company entered into an agreement with a tenant to sublet the Company's office in San Francisco. The Company anticipates the restructuring plan will be substantially complete by the end of the second quarter of fiscal 2017.

7. Debt
Credit Facility
On July 18, 2007, the Company entered into a loan and security agreement with Comerica Bank which was most recently amended and restated on November 21, 2014. The Amended and Restated Credit Facility (the “Credit Facility”) provides for a secured, revolving line of credit of up to $70.0 million, with a sublimit of $3.0 million for the incurrence of swingline loans and a sublimit of $15.0 million for the issuance of letters of credit. Borrowings under the Credit Facility are collateralized by substantially all assets of the Company and of its U.S. subsidiaries. The revolving line of credit bears interest at the adjusted LIBOR rate plus 3.5%. Availability under the Credit Facility was $18.7 million as of July 31, 2016. The Company had letters of credit outstanding of $9.3 million as of July 31, 2016. The Credit Facility expires on November 21, 2017 with all advances immediately due and payable. The Company was in compliance with all covenants contained in the Credit Facility as of July 31, 2016.
The Company incurred $0.7 million of fees in connection with the Amended and Restated Credit Facility which were capitalized and are being amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the Credit Facility. The Company incurred amortization expense on deferred financing costs of $0.1 million and $0.1 million, respectively, for the three months ended July 31, 2016 and 2015.
On September 6, 2016 the Company paid $5.0 million on the balance outstanding under its Credit Facility, reducing the Company's outstanding debt to $37.0 million.

8. Net Loss Per Share
The following table sets forth the computations of net loss per share applicable to common stockholders for the three months ended July 31, 2016 and 2015, respectively (in thousands, except net loss per share data):

	Three Months Ended July 31,
	2016	2015
Net loss	$(5,105)	$(10,244)
Basic and diluted loss per share	$(0.06)	$(0.13)
Basic and diluted weighted average number of shares outstanding	82,214	80,174
Potentially dilutive securities (1):
Outstanding stock options	132	324
Restricted shares	47	58

(1)	The impact of potentially dilutive securities on earnings per share is anti-dilutive in a period of net loss.

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
The Company is subject to audit in various jurisdictions, and such jurisdictions may assess additional income and sales tax liabilities against us.  Although we believe our tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different from our historical income and sales tax provisions and accruals. Developments in an audit or litigation could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. As of July 31, 2016,certain of the Company's state tax returns are currently under audit by state tax authorities. As of July 31, 2016, the Company has accrued tax liabilities of $0.6 million, representing the best estimate of sales tax obligations it believes is probable to be incurred as a result of these assessments and audits.

10. Subsequent Events

On August 2, 2016 the Company completed a tender offer in which the Company exchanged certain outstanding options to purchase shares of the Company's common stock under a one-time stock option exchange program (the “Exchange Program”) for its employees, excluding its executive officers and members of the Company's board of directors. The Exchange Program permitted eligible employees to exchange outstanding stock options (vested or unvested) granted under the Company's 2012 Equity Incentive Plan and 2005 Stock Plan, with exercise prices equal to or greater than $6.11 per share, which was the 52-week high trading price of its common stock as of the start date of the exchange program (the “Eligible Options”), for a lesser number of stock options having an exercise price per share equal to the market closing price on the date of grant, which was August 2, 2016. A total of 113 eligible participants participated in the Exchange Program. Pursuant to the terms and conditions of the Exchange Program, the Company accepted for exchange Eligible Options to purchase 599,517 shares of the Company’s common stock, representing approximately 68.3% of the total shares of common stock underlying the Eligible Options. All surrendered options were canceled, and immediately thereafter, the Company granted a total of 241,399 replacement options in exchange therefor, pursuant to the terms of the Exchange Program and the Company’s 2012 Equity Incentive Plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, filed on June 20, 2016. In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions, although not all forward-looking statements contain these words. Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. Factors that can cause actual results to differ materially from those reflected in the forward-looking statements include, among others, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended April 30, 2016 and this Quarterly Report on Form 10-Q. We urge you not to place undue reliance on these forward looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable securities laws and regulations. Historical results are not necessarily indicative of the results expected for any future period.
Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to:

•	our ability to develop and launch new products and the market's acceptance of such new products;

•	our ability to retain clients and satisfy their obligations and needs and upsell to existing clients;

•	our ability to maintain pricing for our products and services;

•	our ability to attract new clients and initiate services without delays;

•	our ability to increase adoption of our platforms by our clients’ internal and external users;

•	our ability to protect our users’ information and adequately address security and privacy concerns;

•	our ability to maintain an adequate rate of growth and control expenses;

•	our ability to effectively execute and adapt our business model in a dynamic market;

•	our ability to reduce our cost structure and improve operating efficiencies;

•	our future expenses;

•	our ability to expand our network;

•	our ability to integrate clients, employees and operations of acquired companies into our business;

•	our ability to earn revenue on ads served based on data accumulated from our network;

•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;

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
For the three months ended July 31, 2016, through the continued enhancement and expansion of our social commerce platform, we achieved continued growth in the number of active clients as compared to the three months ended July 31, 2015. Our revenue was $50.1 million and for the three months ended July 31, 2016, which represents a 2.5% increase from the three months ended July 31, 2015, respectively.
As of July 31, 2016, we had 766 full-time employees compared to 834 full-time employees as of the same date last year.
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

	Three Months Ended July 31,
	2016	2015
	(in thousands, except number of clients and client retention rate)
Revenue:
SaaS	$47,799	$46,830
Advertising (previously referred to as media)	2,294	2,046
Total revenue	$50,093	$48,876
Cash flow provided by (used in) operations	$129	$(6,376)
Number of active SaaS clients (period end)	1,397	1,337
SaaS revenue per active client (1)	$34.2	$35.1
Active SaaS client retention rate (2)	95.2%	95.0%
Total revenue per employee (3)	$65.8	$58.9
SaaS impressions served (in millions)	85,286	71,019

(1)	Calculated based on the average number of active SaaS clients for the three month period.

(2)	Calculated based on active SaaS client retention over a three month period.

(3)	Calculated based on the average number of full-time employees for the three month period.
Revenue
SaaS revenue consists primarily of fees from the sale of subscriptions to our hosted social commerce solutions, and we generally recognize revenue ratably over the related subscription period, which is typically from one to three years. We regularly review our revenue and revenue growth rate to measure our success. We believe that trends in revenue are important to understanding the overall health of our marketplace, and we use these trends in order to formulate financial projections and make strategic business decisions.
Advertising revenue consists primarily of fees charged to advertisers when their advertisements are displayed on publishers’ websites and is net of amounts paid to such publishers.
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
Number of Active SaaS Clients
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
Active SaaS Client Retention Rate
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
Key Components of Our Condensed Consolidated Statements of Operations
Revenue
We generate revenue principally from fixed commitment subscription contracts under which we provide clients with various services, including access to our hosted software platforms. For agreements with multiple elements, we evaluate each element in the arrangement to determine whether it represents a separate unit of accounting and recognize the allocated revenue for each unit of accounting over the respective service period. We sell these services under contractual agreements for service terms that are generally one to three years in length. Clients typically commit to fixed rate fees for the service term. Any revenue that does not meet the revenue recognition criteria is recorded as deferred revenue on our balance sheet. We invoice clients on varying billing cycles, including annually, quarterly and monthly; therefore, our deferred revenue balance does not represent the total contract value of our non-cancelable subscription agreements. Fees payable under these agreements are due in full within 30 to 90 days of invoicing and are non-refundable regardless of the actual use of the services and contain no general rights of return. No single client accounted for more than 10% of our revenue for the three months ended July 31, 2016 and 2015.
To date our revenue growth has been primarily driven by the sale of our core SaaS solutions. We currently expect our SaaS revenue growth rates for the remainder of fiscal 2017 will be lower than our historical growth rates as a result of increased competitive pressure that has led to intensified price-based competition. Advertising revenue is expected to increase during the remainder of fiscal 2017 as a result of the anticipated growth of our shopper advertising solutions.
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
Sales and marketing. Sales and marketing expenses consist primarily of personnel costs for our sales, marketing and business development employees and executives, including salaries, benefits, stock-based expense, bonuses and commissions earned by our sales personnel. Sales and marketing also includes non-personnel costs such as professional fees, an allocation of our general overhead expenses and the costs of our marketing and brand awareness programs. Our marketing programs include our Client Summits, regional user groups, corporate communications, public relations and other brand building and product marketing expenses. We expense sales commissions when a client contract is executed. We plan to continue investing in sales and marketing by focusing our marketing efforts on direct sales support and pipeline generation, which we believe will enable us to add new clients and increase penetration within our existing client base. During fiscal 2017 we expect to gain further operating leverage as we continue to improve sales and marketing productivity. Sales and marketing expense is expected to continue to be our largest operating cost for the foreseeable future.
Research and development. Research and development expenses consist primarily of personnel costs for our product development employees and executives, including salaries, benefits, stock-based expense and bonuses. Also included are non-personnel costs such as professional fees payable to third-party development resources and an allocation of our general overhead expenses. A substantial portion of our research and development efforts are focused on enhancing our software architecture and adding new features and functionality to our platforms to address social and business trends as they evolve. We are also incurring an increasing amount of expenses in connection with our efforts to leverage data that we and our clients collect and manage through the use of our solutions. We expect research and development expenses in fiscal 2017 to remain relatively consistent with fiscal 2016.
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
Acquisition-related and other. Acquisition-related and other expenses consist of ongoing costs to comply with our obligations resulting from the divestiture of the PowerReviews business. Included in “acquisition-related and other expenses” are legal and advisory fees for the U.S. Department of Justice suit related to our acquisition of PowerReviews.
Amortization of acquired intangible assets. The amortization of acquired intangible assets represents amortization of acquired customer relationship intangible assets from FeedMagnet and Longboard Media.
Restructuring charges. In February 2016, we made the decision to suspend sales of our BV Local product, reduce our cost structure to improve operating efficiencies and align resources with our growth strategies. Costs associated with these restructuring activities include workforce reductions charges, and facilities charges related to the loss recorded on the sub-lease of excess office space at our headquarters.
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

	Three Months Ended July 31,
	2016	2015
	(in thousands)
Revenue	$50,093	$48,876
Cost of revenue (1)	18,756	19,548
Gross profit	31,337	29,328
Operating expenses:
Sales and marketing (1)	15,304	19,166
Research and development (1)	11,073	10,533
General and administrative (1)	8,259	8,238
Restructuring charges	327	—
Acquisition-related and other	176	702
Amortization of acquired intangible assets	309	309
Total operating expenses	35,448	38,948
Operating loss	(4,111)	(9,620)
Total other expense, net	(859)	(712)
Loss before income taxes	(4,970)	(10,332)
Income tax expense (benefit)	135	(88)
Net loss	$(5,105)	$(10,244)
Other Financial Data:
Adjusted EBITDA(2)	$3,914	$(1,339)
(1)

Includes stock-based expense as follows:
Cost of revenue	$344	$472
Sales and marketing	580	1,084
Research and development	1,053	643
General and administrative	1,967	1,736

(2)
During the first quarter of fiscal 2017, we updated our definition of Adjusted EBITDA to enhance comparability between ourselves and our peers.  Adjusted EBITDA is defined as generally accepted accounting principles (“GAAP”) net loss from continuing operations adjusted for stock-based expense (net of capitalized stock-based compensation related to development of internal-use software), contingent consideration related to acquisitions, depreciation and amortization (including amortization of capitalized internal-use software development costs), restructuring charges, integration and other costs related to acquisitions, other non-business costs and benefits, income tax expense and other (income) expense, net.  Our prior definition of Adjusted EBITDA excluded amortization of capitalized internal-use software development costs from adjusted depreciation and amortization and included capitalized stock-based compensation in stock-based expense. All prior periods have been revised to conform to the current period definition of Adjusted EBITDA. The following table presents a reconciliation of Adjusted EBITDA as previously defined to Adjusted EBITDA under the updated definition:

	Three Months Ended July 31,
	2016	2015
	(in thousands)
Adjusted EBITDA, previous definition	$1,874	$(3,269)
Add: Amortization of capitalized internal-use software development costs	2,162	2,044
Less: Capitalized portion of stock-based compensation	(122)	(114)
Adjusted EBITDA, current definition	$3,914	$(1,339)

Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP and should not be considered as an alternative to net loss or income, operating loss or income or any other measure of financial performance calculated and presented in accordance with GAAP. Our Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate Adjusted EBITDA in the same manner. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate.
We believe Adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

•
Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items, such as stock-based expense, depreciation and amortization, acquisition costs, income tax expense and other income, net, that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;

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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;

•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended July 31,
	2016	2015
	(in thousands)
GAAP net loss	$(5,105)	$(10,244)
Stock-based expense	3,944	3,935
Depreciation and amortization	3,578	3,644
Restructuring charges	327	—
Acquisition-related and other expense	176	702
Income tax expense (benefit)	135	(88)
Total other expense, net	859	712
Adjusted EBITDA	$3,914	$(1,339)

The following table sets forth our results of operations for the specified periods as a percentage of revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.
Consolidated Statements of Operations Data:

	Three Months Ended July 31,
	2016	2015
Revenue	100.0%	100.0%
Cost of revenue (1)	37.4	40.0
Gross profit	62.6	60.0
Operating expenses:
Sales and marketing (1)	30.6	39.2
Research and development (1)	22.1	21.6
General and administrative (1)	16.5	16.9
Restructuring charges	0.7	—
Acquisition-related and other	0.3	1.4
Amortization of acquired intangible assets	0.6	0.6
Total operating expenses	70.8	79.7
Operating loss	(8.2)	(19.7)
Total other expense, net	(1.7)	(1.5)
Loss before income taxes	(9.9)	(21.2)
Income tax expense (benefit)	0.3	(0.2)
Net loss	(10.2)%	(21.0)%
Other Financial Data:
Adjusted EBITDA	7.8%	(2.7)%
(1) Includes stock-based expense as follows:
Cost of revenue	0.7%	1.0%
Sales and marketing	1.2%	2.2%
Research and development	2.1%	1.3%
General and administrative	3.9%	3.6%
Comparison of the Three Months Ended July 31, 2016 and 2015
Revenue

	Three Months Ended July 31,
	2016	2015	% Change
	(dollars in thousands)
Revenue	$50,093	$48,876	2.5%
Our revenue increased $1.2 million, or 2.5%, for the three months ended July 31, 2016 compared to the three months ended July 31, 2015. The increase in revenue consisted of a $1.0 million increase in SaaS revenue and a $0.2 million increase in Advertising revenue.
The $1.0 million increase in SaaS revenue, consisted primarily of a $4.0 million increase in revenue generated from new launches of active clients utilizing our platform and solutions since the prior year period, partially offset by a $3.0 million decrease in revenue from the existing active client base compared to the three months ended July 31, 2015. The decrease in revenue from the existing active client base was primarily a result of lower revenue per existing active client and client turnover due to increased competitive pressure that has led to intensified price-based competition. For the three months ended July 31, 2016, the Company had an active client retention rate of 95.2% compared to an active client retention rate of 95.0% for the three months ended July 31, 2015. Our client retention rates can be impacted due to a variety of reasons including, but not limited to, non-renewals and the cyclical and discretionary nature of marketing and advertising spending. SaaS revenue per active client (in thousands) was $34.2 for the three months ended July 31, 2016, compared to SaaS revenue per active client (in thousands) of $35.1 for the three months ended July 31, 2015.

Cost of Revenue and Gross Profit Percentage

	Three Months Ended July 31,
	2016	2015	% Change
	(dollars in thousands)
Cost of revenue	$18,756	$19,548	(4.1)%
Gross profit	31,337	29,328	6.9
Gross profit percentage	62.6%	60.0%
Cost of revenue decreased $0.8 million, or 4.1%, for the three months ended July 31, 2016 compared to the three months ended July 31, 2015. The decrease in cost of revenue was primarily due to a decrease in personnel-related costs resulting from headcount reductions related to the Company's restructuring activities which began in the fourth quarter of fiscal 2016 (see "Restructuring Costs" below and Note 6 to our consolidated financial statements for further discussion).
Operating Expenses

	Three Months Ended July 31,
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Sales and marketing	$15,304	30.6%	$19,166	39.2%	(20.2)%
Research and development	11,073	22.1	10,533	21.6	5.1
General and administrative	8,259	16.5	8,238	16.9	0.3
Restructuring charges	327	0.7	—	—	—
Acquisition-related and other	176	0.3	702	1.4	(74.9)
Amortization of acquired intangible assets	309	0.6	309	0.6	—
Total operating expenses	$35,448	70.8%	$38,948	79.7%	(9.0)%
Sales and marketing. Sales and marketing expenses decreased by $3.9 million, or 20.2%, for the three months ended July 31, 2016 compared to the same period in 2015. The decrease in sales and marketing expenses included a decrease of $2.0 million in personnel-related expenses, primarily due to a decrease in headcount related to the cessation of sales and marketing operations out of our APAC offices, our restructuring activities initiated in February of fiscal 2016 and general sales efficiencies. In addition, travel related expenses decreased $0.6 million, customer event expenses decreased $0.9 million and other corporate expenses decreased $0.4 million.
Research and development. Research and development expenses increased by $0.5 million, or 5.1%, for the three months ended July 31, 2016 compared to the same period in 2015 primarily as a result of higher stock compensation expense and a reduction in amounts capitalized related to the development of our internal-use software development.
General and administrative. General and administrative expenses remained relatively constant at $8.3 million for the three months ended July 31, 2016 and $8.2 million for the three months ended July 31, 2015.
Restructuring charges. In February 2016 we made the decision to suspend sales of our BV Local product, reduce our cost structure to improve operating efficiencies and align resources with our growth strategies. As a result of these restructuring activities, during the fourth fiscal quarter the Company reduced global headcount by approximately 6%. See Note 6, Restructuring Charges, to the Consolidated Financial Statements for further discussion regarding our restructuring activities. We anticipate the restructuring plan will be substantially complete by the end of the second quarter of fiscal 2017. Restructuring charges, consisting primarily of severance and related costs, were $0.3 million for the three months ended July 31, 2016.
Acquisition-related and other. Acquisition-related and other consists primarily of legal and other advisory expenditures incurred to comply with our ongoing obligations from the divestiture of PowerReviews.
Amortization of acquired intangibles. Amortization for acquired intangible assets remained constant at $0.3 million for the three months ended July 31, 2016 and 2015. Amortization of acquired intangible assets represents amortization of acquired customer relationship intangible assets from FeedMagnet and Longboard Media.

Other Expense, Net

	Three Months Ended July 31,
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Interest income	$142	0.3%	$77	0.2%	84.4%
Interest expense	(489)	(1.0)	(571)	(1.2)	(14.4)
Other expense	(512)	(1.0)	(218)	(0.5)	134.9
Total other expense, net	$(859)	(1.7)%	$(712)	(1.5)%	20.6%
Total other expense, net, remained relatively constant for the three months ended July 31, 2016 compared to the same period in 2015.
Income Tax Expense

	Three Months Ended July 31,
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Income tax expense (benefit)	$135	0.3%	$(88)	(0.2)%	(253.4)%
Income tax expense increased by $0.2 million for the three months ended July 31, 2016 compared to the same period in 2015. The increase in tax expense was primarily attributable to estimated foreign and state income tax for the current year.

Liquidity and Capital Resources
Our principal source of liquidity at July 31, 2016 consisted of $91.8 million of cash and cash equivalents and short term investments. Cash and cash equivalents consist of cash, money market funds, commercial paper, corporate bonds and certificates of deposit. Our short-term investments consist of certificates of deposit, municipal bonds, commercial paper, U.S. Treasury notes and bonds that are a guaranteed obligation of the U.S. Government, corporate notes and corporate bonds. As of July 31, 2016, the amount of cash and cash equivalents held by foreign subsidiaries was $6.8 million. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
On July 18, 2007, the Company entered into a loan and security agreement with Comerica Bank which was most recently amended and restated on November 21, 2014. The Amended and Restated Credit Facility (the “Credit Facility”) provides for a secured, revolving line of credit of up to $70.0 million, with a sublimit of $3.0 million for the incurrence of swingline loans and a sublimit of $15.0 million for the issuance of letters of credit. Availability under the Credit Facility was $18.7 million as of July 31, 2016. The Company had letters of credit outstanding of $9.3 million as of July 31, 2016. The Credit Facility expires on November 21, 2017 with all advances immediately due and payable. On September 6, 2016 the Company paid $5.0 million on the balance outstanding under its Credit Facility, reducing the Company's outstanding debt to $37.0 million.
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
Days sales outstanding (“DSO”) is calculated by dividing period end accounts receivable by average daily sales for the fiscal quarter. DSO was 70 days for the three months ended July 31, 2016 compared to 95 days for the three months ended July 31, 2015. Accounts receivable decreased due to improved collections, customer satisfaction and operating efficiencies.
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
The following table summarizes our cash flows for the periods indicated (including cash flows from discontinued operations):

	Three Months Ended July 31,
	2016	2015
	(in thousands)
Net cash provided by (used in) operating activities	$129	$(6,376)
Net cash provided by (used in) investing activities	(441)	4,589
Net cash provided by financing activities	395	1,101
Net Cash Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of clients using our platforms and the amount and timing of client payments.
For the three months ended July 31, 2016, operating activities provided $0.1 million of cash after changes in our operating assets and liabilities, offsetting a net loss of $5.1 million. The net loss included non-cash depreciation and amortization of $3.6 million, non-cash stock-based expense of $3.9 million and bad debt recovery of $0.2 million. Cash decreased $2.1 million as a result of a $4.2 million reduction in operating liabilities partially offset by a $2.1 million reduction in operating assets. The $4.2 million reduction in operating liabilities was primarily related to a $4.5 million decrease in accrued expenses and other current liabilities as a result of a decrease in accrued sales commissions and a reduction in our Advertising revenue share accrual due to timing of payments and a $2.6 million decrease in accounts payable, partially offset by an increase in deferred revenue. The $2.0 million reduction in operating assets was primarily driven by a decrease in accounts receivable.
For the three months ended July 31, 2015, operating activities used $6.3 million of cash after changes in our operating assets and liabilities, offsetting a net loss of $10.2 million. The net loss included non-cash depreciation and amortization of $3.6 million, non-cash stock-based expense of $3.8 million and non-cash bad debt, amortization of deferred financing costs and other non-cash expenses of $0.2 million. Accounts receivable, prepaid expenses and other current assets and other non-current assets resulted in a decrease in cash of $1.4 million. A decrease in cash of $5.0 million in accounts payable and accrued expenses and other current liabilities was offset by a $2.5 million increase in cash related to deferred revenue; resulting in a net decrease of $6.3 million due to changes in operating assets and liabilities.
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
For the three months ended July 31, 2016, investing activities used $0.4 million, which was primarily the result of $12.7 million in purchases of short term investments and $2.7 million in purchases of property, equipment and capitalized internal-use software development costs, partially offset by proceeds from maturities of short-term investments of $15.0 million.
For the three months ended July 31, 2015, investing activities provided $4.5 million, which was primarily the result of proceeds of $4.5 million from the release of escrow funds associated with the sale of the PowerReviews business and proceeds from maturities of short-term investments of $18.2 million, partially offset by $15.2 million of purchases of short term investments and $3.0 million in purchases of property, equipment and capitalized internal-use software development costs.
Net Cash Provided by Financing Activities
Our financing activities have consisted primarily of borrowings under our line of credit, net proceeds from the issuance of common stock and proceeds from the exercises of options to purchase common stock.
For the three months ended July 31, 2016, financing activities provided $0.4 million due to proceeds from contributions of $0.2 million to our Employee Stock Purchase Plan and proceeds of $0.2 million from the exercise of options to purchase our common stock.
For the three months ended July 31, 2015, financing activities provided $1.1 million due to proceeds of $0.4 million from the exercise of options to purchase our common stock and contributions of $0.7 million to our Employee Stock Purchase Plan.
Contractual Obligations and Commitments
There have been no material changes to the contractual obligations table included in our Annual Report on Form 10-K for the year ended April 30, 2016, filed with the SEC on June 20, 2016.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and the Use of Estimates
Preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, filed on June 20, 2016 describe the significant accounting estimates and policies used in the preparation of our condensed consolidated financial statements. Actual results in these areas could differ from management’s estimates. During the three months ended July 31, 2016, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, filed on June 20, 2016.
Recent Accounting Pronouncements
Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued Accounting Standards Update 2016-09, "Improvements to Employee Share-Based Payment Accounting," (“ASU 2016-09”) which requires excess tax benefits and tax deficiencies to be recorded in the income statement. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows entities to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the cash flow statement, and provides an accounting policy election to account for forfeitures as they occur. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and early adoption is permitted. We are currently evaluating the impact the adoption of ASU 2016-09 will have on our consolidated financial statements.
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
Intangibles – Goodwill and Other – Internal Use Software

In April 2015, the FASB issued accounting Standards Update 2015-05, “Intangible-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” (“ASU 2015-05”) which provides guidance to customers with cloud computing arrangements that include a software license. If a cloud computing arrangement includes a software license, the customer is required to account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 does not change the accounting for a customer’s accounting for service contracts. As a result of the ASU 2015-05, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The Company adopted this updated guidance effective fiscal year 2017. Adoption of this guidance did not have a material impact on our consolidated results of operations, financial position or liquidity.
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
We have reviewed other new accounting pronouncements that were issued as of July 31, 2016 and do not believe these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.

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
We assess the market risk of changes in foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings of a hypothetical 10% change in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The effect of an immediate 10% adverse change in exchange rates on foreign currency denominated monetary assets and liabilities, principally accounts receivable and intercompany balances, as of July 31, 2016, would be immaterial.
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
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2016. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2016.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended July 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
None.

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
We have incurred significant losses in each fiscal period since our inception in 2005. We experienced net losses of $25.3 million and $33.2 million from continuing operations during fiscal years 2016 and 2015, respectively. As of July 31, 2016, we had an accumulated deficit of $257 million which also included losses from discontinued operations. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire clients. Expenses associated with the integration of the clients, employees and operations of acquired companies into our business could further delay our profitability. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest to grow our business and acquire clients, develop our platforms and develop new products and solutions. These efforts may prove more expensive and more difficult than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new products and solutions could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our client base, we could also incur increased losses because costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. Additionally, we currently sell our products on a fixed price basis. However, many of the third-party costs associated with providing our products are subject to variable pricing. We cannot be certain that we will be able to attain or increase profitability on a client-by-client basis or on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.
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
Finally, in order to obtain the critical mass of data necessary for our analytics and other data solutions to have value for our clients, we will need to maintain and grow our client base. Currently, a substantial amount of the data to which we have access is collected by a small number of our clients. Consequently, the loss of a single client could have a disproportionate impact on the data that is available to us. Any of these limitations on our ability to successfully leverage data could have a material adverse effect on our ability to increase our revenue through advertising services, analytics and other data solutions; could adversely affect our ability to grow our revenue and could harm our future operating results.

If we are unable to increase our penetration in our principal existing markets and expand into additional vertical markets, we will be unable to grow our business and increase revenue.
We currently market our solutions to a variety of industries, including the retail, consumer products, travel and leisure, technology, telecommunications, financial services and automotive industries. We believe our future growth depends not only on increasing our penetration into the principal markets in which our solutions are currently used but also on identifying and expanding the number of industries, communities and markets that use or could use our solutions. Efforts to offer our solutions beyond our current markets may divert management resources from existing operations and require us to commit significant financial resources, either of which could significantly impair our operating results. In addition, some markets, such as financial services and healthcare, have unique and complex regulatory requirements that may make it more difficult or costly for us to develop, market, sell implement or continue to develop our solutions in those markets. Moreover, our solutions may not achieve market acceptance in new markets, and our efforts to expand beyond our existing markets may not generate additional revenue or be profitable. Our inability to further penetrate our existing markets or our inability to identify additional markets and achieve acceptance of our solutions in these additional markets could adversely affect our business, results of operations and financial condition.
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
Growth and performance in our business is significantly dependent on the success of our advertising business, and in particular our shopper advertising solutions. Growth in our advertising revenue depends on our ability to maintain and expand our existing relationships and develop new relationships with other advertisers and publishers. Growth in our advertising revenue also depends on our ability to continue offering effective products and services for advertisers and publishers. As the advertising market generates and develops new concepts and technology, we may incur additional costs to implement more effective products and services. As programmatic advertising gains traction with more advertisers and publishers, we continue to invest in and focus on programmatic platforms. Continuing to develop and improve these products and services may require significant time and additional investment. If we cannot continue to develop and improve our advertising products, services and technologies in a timely fashion, our advertising revenue could be adversely affected.
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
Still further, advertising revenue is more unpredictable and variable than revenue generated from our social commerce solutions, and is more likely to be adversely affected during economic downturns, as spending by advertisers tends to be cyclical in line with general economic conditions.
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

•
legal uncertainty regarding the application of unique local laws to social commerce solutions or a lack of clear precedent of applicable law, including, but not limited to, the current uncertainty related to the ability to transfer data from Europe to the United States as a result of the European Court of Justice's ruling invalidating the U.S. - EU Safe Harbor Framework and the uncertainty relating to the United Kingdom’s referendum to exit from the European Union (referred to as the “Brexit”);

•	lack of familiarity with and the burden of complying with a wide variety of other foreign laws, legal standards and foreign regulatory requirements, which are subject to unexpected changes;

•	difficulties in managing and staffing key leadership positions in international operations;

•	fluctuations in currency exchange rates;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

•	developing and maintaining the appropriate tax structure;

•	increased financial accounting and reporting burdens and complexities and difficulties in implementing and maintaining adequate internal controls;

•	political, social and economic instability (including as a result of the impact of the Brexit), terrorist attacks and security concerns in general;

•	reduced or varied protection for intellectual property rights in some countries; and

•	higher telecommunications and Internet service provider costs.
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

As of July 31, 2016, we had 14 issued U.S. patents and 8 pending U.S. non-provisional patent applications. We cannot be certain that any additional patents will be issued with respect to our patent applications. Any current or future patents issued to us may be challenged, invalidated or circumvented, may not provide sufficiently broad protection or may not prove to be enforceable inactions against alleged infringers. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.
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
After the completion of our acquisition of PowerReviews, the U.S. District Court for the Northern District of California, San Francisco Division (the “Court”) ruled on January 8, 2014 that our acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18. Under the terms of a Joint Stipulation with the Department of Justice and Order submitted to the Court on April 24, 2014, we were required to divest all of the assets of the PowerReviews business. On June 4, 2014, we divested PowerReviews, LLC to Wavetable Labs, LLC (“Wavetable”), which subsequently changed its name to PowerReviews, for $30.0 million in cash, $4.5 million of which was held in escrow as partial security for the Company’s indemnification obligations, and subsequently released in fiscal 2016. As a result of this divestiture, we expect to experience in the short term a decrease in our SaaS revenue and a negative impact on our Adjusted EBITDA, our progress towards profitability and our progress towards positive operating cash flows. In addition, competition in the social commerce solutions market has become more intense as a result of this divestiture. We have ongoing obligations arising as a result of the terms of the Joint Stipulation with the DOJ, the Order and the divestiture agreement with PowerReviews. If we fail to comply with these obligations, our business could be adversely affected.
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
Since our inception, we have experienced growth, which has increased the complexity of our operations. As our operations have expanded, we have grown from 640 full-time employees at April 30, 2012 to 766 full-time employees at July 31, 2016. We have increased the size of our client base from 782 active clients at April 30, 2012 to 1,397 active clients at July 31, 2016. The rapid growth and increasing complexity have demanded, and will continue to demand, substantial resources and attention from our management, most of whom have limited experience in managing a business of our size and complexity. We expect to continue to hire more employees in the future as we grow our business. To manage the expected growth of our operations and personnel and to support financial reporting requirements as a public company, we will need to continue to improve our operational, financial, technology and management controls and our reporting systems and procedures. Further, to accommodate our expected growth we must continually improve and maintain our technology, systems and network infrastructure. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Our inability to expand our personnel and operations in an efficient manner could result in difficulty in acquiring new clients or retaining existing clients, declines in quality or client satisfaction, increases in expenses relative to our revenue and challenges in developing and introducing new solutions, any of which could adversely affect our operating results.
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
As of April 30, 2016, we had federal net operating loss carry-forwards of $209.4 million due to prior period losses, which expire beginning in 2026. We also have federal research tax credit carry-forwards of approximately $9.2 million that will begin to expire in 2026. As of April 30, 2016, we had state net operating loss carry-forwards of $118.6 million, which will begin expiring in 2016, and research and development credits of $3.5 million, of which a portion will begin expiring in 2033 and a portion will not expire. Realization of these net operating loss and research tax credit carry-forwards depends on many factors, including our future income. There is a risk that due to regulatory changes or unforeseen reasons our existing carry-forwards could expire or otherwise be unavailable to offset future income tax liabilities, which would adversely affect our operating results. In addition, under Section 382/383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards or other pre-change tax attributes to offset U.S. federal and state taxable income may be subject to limitations.
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
The price of our common stock could decline if there are substantial sales of our common stock in the public stock market. We had an aggregate of 82,835,422 outstanding shares of common stock as of September 2, 2016. Shares beneficially owned by our affiliates and certain employees are subject to volume and other restrictions under Rules 144 or 701 of the Securities Act, as well as our insider trading policy and any applicable 10b5-1 trading plan. Certain of our employees, including many of our executive officers, have entered into 10b5-1 trading plans providing for sales of shares of our common stock from time to time.
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
As a public company, we are also required, under Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be prevented or detected on a timely basis. We are required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenue of $1 billion or more; (ii) April 30, 2017; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act.

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
We are an “emerging growth company,” as defined in the JOBS Act. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenue of $1 billion or more; (ii) April 30, 2017; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer”

under the Exchange Act. Under this definition, we are currently an “emerging growth company” but will cease to be one no later than April 30, 2017. Until such time, we cannot predict if investors will find our common stock less attractive to the extent we rely on the exemptions available to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. Further, if we become a large accelerated filer prior to April 30, 2017, we may not be able to satisfy all the regulatory requirements.
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
None.

Item 6.	Exhibits
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

BAZAARVOICE, INC.

Dated: September 8, 2016	/s/ James R. Offerdahl
James R. Offerdahl
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation, as currently in effect	S-1	333-176506	3.1	August 26, 2011
3.2	Amended and Restated Bylaws, as currently in effect	S-1	333-176506	3.2	August 26, 2011
10.1*	Offer of Employment between the Registrant and Elizabeth Ritzcovan, dated November 2, 2015
10.2*	Offer of Employment between the Registrant and Gary Allison, dated November 12, 2013
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.