Form 10-Q
period 2016-10-31
Bazaarvoice Inc
filed 2016-12-02
CIK 1330421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of November 28, 2016 was 83,467,003.

Bazaarvoice, Inc.

Bazaarvoice, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except shares and per share data)
(unaudited)

	October 31, 2016	April 30, 2016
Assets
Current assets:
Cash and cash equivalents	$44,427	$43,963
Short-term investments	41,704	50,682
Accounts receivable, net of allowance for doubtful accounts of $1,563 and $2,362 as of October 31, 2016 and April 30, 2016, respectively	37,494	39,597
Prepaid expenses and other current assets	9,115	8,415
Total current assets	132,740	142,657
Property, equipment and capitalized internal-use software development costs, net	30,045	31,649
Goodwill	139,155	139,155
Acquired intangible assets, net	8,662	9,607
Other non-current assets	3,944	5,214
Total assets	$314,546	$328,282
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,738	$6,110
Accrued expenses and other current liabilities	18,538	23,167
Deferred revenue	62,719	62,735
Total current liabilities	84,995	92,012
Long-term liabilities:
Revolving line of credit	37,000	42,000
Deferred revenue less current portion	2,409	2,481
Other liabilities, long-term	6,871	7,255
Total liabilities	131,275	143,748
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock – $0.0001 par value; 150,000,000 shares authorized, 83,663,249 shares issued and 83,463,249 shares outstanding as of October 31, 2016; 150,000,000 shares authorized, 82,269,748 shares issued and 82,069,748 shares outstanding at April 30, 2016	8	8
Treasury stock, at cost – 200,000 shares as of October 31, 2016 and April 30, 2016	—	—
Additional paid-in capital	446,343	437,239
Accumulated other comprehensive loss	(2,006)	(878)
Accumulated deficit	(261,074)	(251,835)
Total stockholders’ equity	183,271	184,534
Total liabilities and stockholders’ equity	$314,546	$328,282

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except net loss per share data)
(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
Revenue	$50,408	$49,926	$100,501	$98,802
Cost of revenue	18,855	19,146	37,611	38,694
Gross profit	31,553	30,780	62,890	60,108
Operating expenses:
Sales and marketing	15,819	16,502	31,123	35,668
Research and development	9,959	10,354	21,032	20,887
General and administrative	8,051	7,643	16,310	15,881
Restructuring charges	767	—	1,094	—
Acquisition-related and other	120	224	296	926
Amortization of acquired intangible assets	310	310	619	619
Total operating expenses	35,026	35,033	70,474	73,981
Operating loss	(3,473)	(4,253)	(7,584)	(13,873)
Other income (expense), net:
Interest income	153	74	295	151
Interest expense	(459)	(461)	(948)	(1,032)
Other expense	(263)	(88)	(775)	(306)
Total other expense, net	(569)	(475)	(1,428)	(1,187)
Loss before income taxes	(4,042)	(4,728)	(9,012)	(15,060)
Income tax expense	92	124	227	36
Net loss	$(4,134)	$(4,852)	$(9,239)	$(15,096)
Net loss per share:
Basic and diluted loss per share	$(0.05)	$(0.06)	$(0.11)	$(0.19)
Basic and diluted weighted average number of shares outstanding	82,930	80,678	82,572	80,426

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
Net loss	$(4,134)	$(4,852)	$(9,239)	$(15,096)
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustment	(488)	(103)	(1,126)	(73)
Unrealized gain (loss) on investments	(1)	(29)	(2)	1
Total other comprehensive gain (loss), net of tax	(489)	(132)	(1,128)	(72)
Comprehensive loss	$(4,623)	$(4,984)	$(10,367)	$(15,168)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at April 30, 2016	82,270	$8	(200)	$—	$437,239	$(878)	$(251,835)	$184,534
Excess tax deficiency related to stock-based expense	—	—	—	—	(43)	—	—	(43)
Stock-based expense	—	—	—	—	8,430	—	—	8,430
Issuance of restricted stock awards	91	—	—	—	—	—	—	—
Exercise of stock options and vested restricted stock units	978	—	—	—	(188)	—	—	(188)
Shares issued under employee stock plans	324	—	—	—	905	—	—	905
Change in foreign currency translation adjustment	—	—	—	—	—	(1,126)	—	(1,126)
Change in unrealized gain on investments	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(9,239)	(9,239)
Balance at October 31, 2016	83,663	$8	(200)	$—	$446,343	$(2,006)	$(261,074)	$183,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended October 31,
	2016	2015
Operating activities:
Net loss	$(9,239)	$(15,096)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	7,110	6,978
Stock-based expense	8,183	7,722
Bad debt expense (recovery)	(243)	61
Amortization of deferred financing costs	118	118
Loss on sublease	501	—
Other non-cash expense (benefit)	(127)	45
Changes in operating assets and liabilities:
Accounts receivable	2,345	11,942
Prepaid expenses and other current assets	(514)	977
Other non-current assets	958	(930)
Accounts payable	(2,404)	2,149
Accrued expenses and other current liabilities	(4,569)	(6,008)
Deferred revenue	(88)	(3,850)
Other liabilities, long-term	(312)	2,960
Net cash provided by operating activities	1,719	7,068
Investing activities:
Proceeds from sale of discontinued operations	—	4,501
Purchases of property, equipment and capitalized internal-use software development costs	(4,873)	(10,219)
Purchases of short-term investments	(15,040)	(39,855)
Proceeds from maturities of short-term investments	23,880	40,517
Net cash provided by (used in) investing activities	3,967	(5,056)
Financing activities:
Proceeds from employee stock compensation plans	724	2,113
Payments on revolving line of credit	(5,000)	—
Net cash provided by (used in) financing activities	(4,276)	2,113
Effect of exchange rate fluctuations on cash and cash equivalents	(946)	(94)
Net change in cash and cash equivalents	464	4,031
Cash and cash equivalents at beginning of period	43,963	54,041
Cash and cash equivalents at end of period	$44,427	$58,072
Supplemental disclosure of other cash flow information:
Cash paid for income taxes, net of refunds	$450	$515
Cash paid for interest	$829	$1,075
Supplemental disclosure of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable	$85	$1,859
Capitalized stock-based compensation	$246	$236

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
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with GAAP, as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the three and six months ended October 31, 2016 are not necessarily indicative of results that may be expected for the fiscal year ending April 30, 2017 or any other period.
Foreign Currency Translation
The U.S. dollar is the reporting currency for all periods presented. The functional currency of the Company’s foreign subsidiaries is generally the local currency. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average rate during the period. Equity transactions are translated using historical exchange rates. Adjustments resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in net loss for the period. Foreign currency losses, net of hedge gains, were immaterial for the three month periods ended October 31, 2016 and 2015 and for the six month period ended October 31, 2015. The Company recognized foreign currency losses, net of hedge gains, of $0.6 million, for the six month period ended October 31, 2016.
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
The Company may enter into derivative instruments to hedge certain net exposures of non-U.S. dollar-denominated assets and liabilities, even though it does not elect to apply hedge accounting or hedge accounting does not apply. Gains and losses resulting from a change in fair value of these derivatives are reflected in income in the period in which the change occurs and are recognized on the condensed consolidated statement of operations in other income (expense). Cash flows from these contracts are classified within net cash provided by operating activities on the condensed consolidated statements of cash flows.
The Company does not use financial instruments for trading or speculative purposes. The Company recognizes all derivative instruments on the balance sheet at fair value, and its derivative instruments are generally short-term in duration. Derivative contracts were not material as of October 31, 2016 and April 30, 2016. The Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.
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
The valuation techniques used to determine the fair value of our financial instruments having Level 2 inputs are valued using unadjusted, non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models. Our procedures include controls to ensure that appropriate fair values are recorded by a review of the valuation methods and assumptions. The Company did not hold any cash equivalents, restricted cash or short-term investments categorized as Level 3 as of October 31, 2016 or April 30, 2016.
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
No single client accounted for 10% or more of accounts receivable as of October 31, 2016 or April 30, 2016. No single client accounted for 10% or more of total revenue for the three and six months ended October 31, 2016 or 2015.

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
Multiple Element Arrangements
Typically, the Company's SaaS revenue from new clients consists of agreements with multiple elements, comprised of subscription fees for the Company’s products and professional services. The Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within the Company’s control. Various subscription-based products have standalone value because they are routinely sold separately by the Company. In determining whether professional services can be accounted for separately from subscription services, the Company considered the availability of the professional services from other vendors, the nature of the Company’s professional services, whether the professional service is required to utilize the Company's solutions and whether the Company sells its applications to new clients without professional services.
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
Recent Accounting Pronouncements
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued Accounting Standards Update 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," (“ASU 2016-15”) to clarify and provide specific guidance on eight cash flow classification issues that are not addressed by current GAAP and thereby reduce the current diversity in practice. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption to have a material impact on its consolidated financial statements and may consider early adoption, which is permitted in any interim or annual period.
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
Presentation of Financial Statements – Going Concern (Subtopic 205-40)
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
The Company has reviewed other new accounting pronouncements that were issued as of October 31, 2016 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.

3. Fair Value of Financial Assets and Liabilities
The following table summarizes the Company’s cash and cash equivalents as of October 31, 2016 and April 30, 2016 (in thousands):

	October 31, 2016	April 30, 2016
Demand deposit accounts	$34,656	$38,692
Money market funds	9,421	922
Commercial paper	350	4,349
Total cash and cash equivalents	$44,427	$43,963
The following table summarizes the Company’s short-term investments as of October 31, 2016 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$2,470	$—	$—	$2,470
Municipal debt securities	546	—	—	546
Commercial paper	848	—	—	848
U.S. Treasury securities	8,720	—	(11)	8,709
U.S. government agency debt securities	21,537	7	—	21,544
Corporate debt securities	7,594	—	(7)	7,587
Total short-term investments	$41,715	$7	$(18)	$41,704

The following table summarizes the Company’s short-term investments as of April 30, 2016 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$7,090	$—	$(1)	$7,089
Commercial paper	4,043	—	—	4,043
U.S. Treasury securities	8,764	—	—	8,764
U.S. government agency debt securities	24,841	4	(9)	24,836
Corporate debt securities	5,954	1	(5)	5,950
Total short-term investments	$50,692	$5	$(15)	$50,682
Realized and unrealized gains and losses on short-term investments were not material for the three and six months ended October 31, 2016 and 2015. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other-than-temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment. There have been no impairment charges recognized related to short-term investments for the three and six months ended October 31, 2016 and 2015.
Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties. We may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisitions, even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months as current assets in the accompanying condensed consolidated balance sheets. As of October 31, 2016 there was no difference between actual and contractual maturities of our investments.
The following table summarizes the fair value of the Company’s financial assets and liabilities that were measured on a recurring basis as of October 31, 2016 and April 30, 2016 (in thousands):

	Fair Value Measurements at October 31, 2016				Fair Value Measurements at April 30, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$9,421	$—	$—	$9,421	$922	$—	$—	$922
Commercial paper	—	350	—	350	—	4,349	—	4,349
Total cash equivalents	9,421	350	—	9,771	922	4,349	—	5,271
Short-term investments:
Certificates of deposit	—	2,470	—	2,470	—	7,089	—	7,089
Municipal debt securities	—	546	—	546	—	—	—	—
Commercial paper	—	848	—	848	—	4,043	—	4,043
U.S. Treasury securities	8,709	—	—	8,709	8,764	—	—	8,764
U.S. government agency securities	21,544	—	—	21,544	24,836	—	—	24,836
Corporate securities	—	7,587	—	7,587	—	5,950	—	5,950
Total short-term investments	30,253	11,451	—	41,704	33,600	17,082	—	50,682
Total assets	$39,674	$11,801	$—	$51,475	$34,522	$21,431	$—	$55,953
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

4. Acquired Intangible Assets, net
Acquired intangible assets, net, as of October 31, 2016 and April 30, 2016 are as follows (in thousands):

	October 31, 2016			April 30, 2016
	Gross Fair Value	Accumulated Amortization	Net Book Value	Gross Fair Value	Accumulated Amortization	Net Book Value
Customer relationships	$11,835	$(4,777)	$7,058	$11,835	$(4,158)	$7,677
Developed technology	3,265	(1,661)	1,604	3,265	(1,335)	1,930
Total	$15,100	$(6,438)	$8,662	$15,100	$(5,493)	$9,607
The amortization of customer relationships is recorded as amortization expense and the amortization for developed technology is amortized to cost of revenue.
The following table presents our estimate of future amortization expense for definite-lived intangible assets (in thousands):

Fiscal period:	Amount
Remaining six months of Fiscal year 2017	$945
Fiscal year 2018	1,890
Fiscal year 2019	1,856
Fiscal year 2020	1,130
Fiscal year 2021	1,130
Thereafter	1,711
Total	$8,662

5. Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items occurring in the period. The Company’s effective tax rate for the three months ended October 31, 2016 was an expense of 2.3 percent compared to an expense of 2.6 percent for the three months ended October 31, 2015. The Company’s effective tax rate for the six months ended October 31, 2016 was an expense of 2.5 percent compared to an expense of 0.2 percent for the six months ended October 31, 2015. The tax expense for the three and six months ended October 31, 2016 was primarily attributable to estimated foreign and state income tax expense. The tax expense for the three and six months ended October 31, 2015 was primarily attributable to foreign and state income tax expense, with an offset from the income tax benefit from research and development credits provided by the State of Texas.

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
The Company recorded pre-tax charges of approximately $0.8 million and $1.1 million during the three and six month periods ended October 31, 2016, consisting primarily a loss on the sublease of the Company's San Francisco office which commenced in August 2016 and severance and related costs. As of October 31, 2016 and April 30, 2016, the accrued liability associated with the Company's restructuring activities consisted of the following (in thousands):

	Workforce Reduction	Excess Facilities	Total
	(in thousands)
Balance at April 30, 2016	$497	$546	$1,043
Restructuring charges	459	635	1,094
Utilization	(929)	(837)	(1,766)
Balance at October 31, 2016	27	344	371

Expenses recorded related to these restructuring activities are included in the "Restructuring charges" line item in our consolidated statement of operations. The Company does not expect to record any additional significant charges related to this restructuring.

7. Debt
Credit Facility
On July 18, 2007, the Company entered into a loan and security agreement with Comerica Bank which was most recently amended and restated on November 21, 2014. The Amended and Restated Credit Facility (the “Credit Facility”) provides for a secured, revolving line of credit of up to $70.0 million, with a sublimit of $3.0 million for the incurrence of swingline loans and a sublimit of $15.0 million for the issuance of letters of credit. Borrowings under the Credit Facility are collateralized by substantially all assets of the Company and of its U.S. subsidiaries. The revolving line of credit bears interest at the adjusted LIBOR rate plus 3.5%. Availability under the Credit Facility was $23.7 million as of October 31, 2016. The Company had letters of credit outstanding of $9.3 million as of October 31, 2016. The Credit Facility expires on November 21, 2017 with all advances immediately due and payable. The Company was in compliance with all covenants contained in the Credit Facility as of October 31, 2016.
The Company incurred $0.7 million of fees in connection with the Amended and Restated Credit Facility which were capitalized and are being amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the Credit Facility. The Company incurred amortization expense on deferred financing costs of $0.1 million and $0.1 million, respectively, for the three and six months ended October 31, 2016 and 2015.
During the six months ended October 31, 2016 the Company paid $5.0 million on the balance outstanding under its Credit Facility, reducing the Company's outstanding debt to $37.0 million.

8. Net Loss Per Share
The following table sets forth the computations of net loss per share applicable to common stockholders for the three and six months ended October 31, 2016 and 2015, respectively (in thousands, except net loss per share data):

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
Net loss	$(4,134)	$(4,852)	$(9,239)	$(15,096)
Basic and diluted loss per share	$(0.05)	$(0.06)	$(0.11)	$(0.19)
Basic and diluted weighted average number of shares outstanding	82,930	80,678	82,572	80,426
Potentially dilutive securities (1):
Outstanding stock options	363	212	236	266
Restricted shares	826	11	440	38

(1)	The impact of potentially dilutive securities on earnings per share is anti-dilutive in a period of net loss.

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
The Company is subject to audit in various jurisdictions, and such jurisdictions may assess additional income and sales tax liabilities against us.  Although we believe our tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different from our historical income and sales tax provisions and accruals. Developments in an audit or litigation could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. As of October 31, 2016,certain of the Company's state tax returns are currently under audit by state tax authorities. As of October 31, 2016, the Company had accrued tax liabilities of $0.7 million, representing the best estimate of sales tax obligations it believes are probable to be incurred as a result of these assessments and audits. In addition, in conjunction with an open Texas state sales tax audit, the Company is challenging the taxability of certain web-hosting and cloud technologies that are integral to the Company's products which may result in a sales tax refund for all years open to audit.
During the three months ended October 31, 2016, the Company determined that for certain forms of employee compensation, primarily equity grants, 401(k) deferrals were not being withheld as required by the Company's 401(k) plan. As a result, the Company recorded a $0.5 million accrual representing the Company's best estimate of employer contributions the Company expects to make on behalf of its employees.

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

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from our forward-looking statements, including those factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for our fiscal year ended April 30, 2016 and in Part II, Item 1A: “Risk Factors” of this Quarterly Report on Form 10-Q and other risks and uncertainties detailed in this and our other reports and filings with the SEC. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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
For the three and six months ended October 31, 2016, through the continued enhancement and expansion of our social commerce platform, we achieved continued growth in our number of active clients as compared to the three and six months ended October 31, 2015. Our revenue was $50.4 million and $100.5 million for the three and six months ended October 31, 2016, which represents a 1.0% and 1.7% increase from the three and six months ended October 31, 2015, respectively.
As of October 31, 2016, we had 775 full-time employees compared to 855 full-time employees as of the same date last year.
Business Model
Our business model focuses on adding new clients and maximizing the lifetime value of such client relationships. We make significant investments in acquiring new clients and believe that we will be able to achieve a favorable return on these investments by growing our relationships over time and ensuring that we have a high level of client retention.
In connection with the acquisition of new clients, we incur and recognize significant upfront costs. These costs include sales and marketing costs associated with generating client agreements, such as sales commission expenses that are recognized fully in the period in which we execute a client contract. In addition, we incur implementation costs which are generally recognized in periods prior to recognizing revenue. However, we recognize revenue ratably over the entire term of those contracts, which commences when the client is able to begin using our solution. Although we expect each client to be profitable for us over the duration of our relationship, the costs we incur with respect to any client relationship may exceed revenue in earlier periods because we recognize those costs in advance of the recognition of revenue. As a result, an increase in the mix of new clients as a percentage of total clients will initially have a negative impact on our operating results. On the other hand, we expect that a decrease in the mix of new clients as a percentage of total clients will initially have a positive impact on our operating results. Additionally, some clients pay in advance of recognition of revenue and, as a result, our cash flow from these clients may exceed the amount of revenue recognized for those clients in earlier periods of our relationship. As we depend on third-party Internet-hosting providers to operate our business, increased computing and storage consumption by some of our customers can increase our hosting costs and impact our gross margins.

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
	(in thousands, except number of clients and client retention rate)
Revenue:
SaaS	$48,121	$47,671	$95,920	$94,501
Advertising (previously referred to as media)	2,287	2,255	4,581	4,301
Total revenue	$50,408	$49,926	$100,501	$98,802
Cash flow provided by operations	$1,590	$13,444	$1,719	$7,068
Number of active SaaS clients (period end)	1,412	1,360	1,412	1,360
SaaS revenue per active client (1)	$34.3	$35.4	$68.2	$70.2
Active SaaS client retention rate (2)	95.2%	94.0%	90.4%	89.0%
Total revenue per employee (3)	$65.4	$59.1	$131.3	$117.6
SaaS impressions served (in millions)	75,667	71,784	160,953	142,803

(1)	Calculated based on the average number of active SaaS clients for the three and six month period.

(2)	Calculated based on active SaaS client retention over a three and six month period.

(3)	Calculated based on the average number of full-time employees for the three and six month period.
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
Cash Flow Provided By Operations
Cash flow provided by operations is the cash provided by the normal course of business and is measured prior to the impact of investing or financing activities. Due to the fact that we incur a significant amount of upfront costs associated with the acquisition of new clients with revenue recognized over an extended period, we consider cash flow provided by operations to be a key measure of our operating performance.
Number of Active SaaS Clients
We define an active client as an organization with which we have a contract to provide one or more of our hosted social commerce solutions pursuant to which we are recognizing revenue as of the last day of the quarter, and we count organizations that are closely related as one active client, even if they have signed separate contractual agreements.
SaaS Revenue per Active Client
SaaS revenue per active client is calculated as SaaS revenue recognized during the period divided by the average number of active clients for the period. SaaS revenue per active client is expected to continue to decrease for the remainder of fiscal 2017, compared to fiscal 2016, as a result of increased price based competition.
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
Key Components of Our Condensed Consolidated Statements of Operations
Revenue
We generate revenue principally from fixed commitment subscription contracts under which we provide clients with various services, including access to our hosted software platforms. For agreements with multiple elements, we evaluate each element in the arrangement to determine whether it represents a separate unit of accounting and recognize the allocated revenue for each unit of accounting over the respective service period. We sell these services under contractual agreements for service terms that are generally one to three years in length. Clients typically commit to fixed rate fees for the service term. Any revenue that does not meet the revenue recognition criteria is recorded as deferred revenue on our balance sheet. We invoice clients on varying billing cycles, including annually, quarterly and monthly; therefore, our deferred revenue balance does not represent the total contract value of our non-cancelable subscription agreements. Fees payable under these agreements are generally due in full within 30 to 90 days of invoicing and are non-refundable regardless of the actual use of the services and contain no general rights of return. No single client accounted for more than 10% of our revenue for the three and six months ended October 31, 2016 and 2015.
To date our revenue growth has been primarily driven by the sale of our core SaaS solutions. We currently expect our SaaS revenue growth rates for the remainder of fiscal 2017 will be lower than our historical growth rates as a result of increased competitive pressure that has led to intensified price-based competition. Advertising revenue is expected to increase during the remainder of fiscal 2017 as a result of anticipated growth of our shopper advertising solutions.
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
Sales and marketing. Sales and marketing expenses consist primarily of personnel costs for our sales, marketing and business development employees and executives, including salaries, benefits, stock-based expense, bonuses and commissions earned by our sales personnel. Sales and marketing also includes non-personnel costs such as professional fees, an allocation of our general overhead expenses and the costs of our marketing and brand awareness programs. Our marketing programs include our Client Summits, regional user groups, corporate communications, public relations and other brand building and product marketing expenses. We expense sales commissions when a client contract is executed. We plan to continue investing in sales and marketing by focusing our marketing efforts on direct sales support and pipeline generation, which we believe will enable us to add new clients and increase penetration within our existing client base. During fiscal 2017, we expect to gain further operating leverage as we continue to improve sales and marketing productivity. Sales and marketing expense is expected to continue to be our largest operating expense for the foreseeable future.
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
General and administrative. General and administrative expenses consist primarily of personnel costs, including salaries, benefits, stock-based expense and bonuses for our administrative, legal, human resources, finance, accounting and information technology employees and executives. Also included are non-personnel costs, such as travel-related expenses, professional fees, bad debt expense and other corporate expenses, along with an allocation of our general overhead expenses. We will continue to incur incremental costs to meet the increased compliance requirements associated with being a public company. Those costs include increases in our accounting and legal personnel, additional consulting, legal, audit and tax fees, insurance costs, board of directors’ compensation and the costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act. General and administrative expenses as a percentage of revenue are expected to remain relatively consistent for fiscal 2017 compared to fiscal 2016.
.
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

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Revenue	$50,408	$49,926	$100,501	$98,802
Cost of revenue (1)	18,855	19,146	37,611	38,694
Gross profit	31,553	30,780	62,890	60,108
Operating expenses:
Sales and marketing (1)	15,819	16,502	31,123	35,668
Research and development (1)	9,959	10,354	21,032	20,887
General and administrative (1)	8,051	7,643	16,310	15,881
Restructuring charges	767	—	1,094	—
Acquisition-related and other	120	224	296	926
Amortization of acquired intangible assets	310	310	619	619
Total operating expenses	35,026	35,033	70,474	73,981
Operating loss	(3,473)	(4,253)	(7,584)	(13,873)
Total other expense, net	(569)	(475)	(1,428)	(1,187)
Loss before income taxes	(4,042)	(4,728)	(9,012)	(15,060)
Income tax expense	92	124	227	36
Net loss	$(4,134)	$(4,852)	$(9,239)	$(15,096)
Other Financial Data:
Adjusted EBITDA(2)	$5,160	$3,092	$9,074	$1,753
(1)

Includes stock-based expense as follows:
Cost of revenue	$486	$607	$830	$1,079
Sales and marketing	843	643	1,423	1,727
Research and development	907	798	1,960	1,441
General and administrative	2,003	1,739	3,970	3,475

(2)
During the first quarter of fiscal 2017, we updated our definition of Adjusted EBITDA to enhance comparability between ourselves and our peers.  We define Adjusted EBITDA as generally accepted accounting principles (“GAAP”) net loss from continuing operations adjusted for stock-based expense (net of capitalized stock-based compensation related to development of internal-use software), contingent consideration related to acquisitions, depreciation and amortization (including amortization of capitalized internal-use software development costs), restructuring charges, integration and other costs related to acquisitions, other non-business costs and benefits, income tax expense and other (income) expense, net.  Our prior definition of Adjusted EBITDA excluded amortization of capitalized internal-use software development costs from adjusted depreciation and amortization and included capitalized stock-based compensation in stock-based expense. All prior periods have been revised to conform to the current period definition of Adjusted EBITDA.

The following table presents a reconciliation of Adjusted EBITDA as previously defined to Adjusted EBITDA under the updated definition:

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Adjusted EBITDA, previous definition	$3,114	$1,135	$4,988	$(2,134)
Add: Amortization of capitalized internal-use software development costs	2,170	2,079	4,332	4,123
Less: Capitalized portion of stock-based compensation	(124)	(122)	(246)	(236)
Adjusted EBITDA, current definition	$5,160	$3,092	$9,074	$1,753
Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP and should not be considered as an alternative to net loss or income, operating loss or income or any other measure of financial performance calculated and presented in accordance with GAAP. Our Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate Adjusted EBITDA in the same manner. We prepare Adjusted EBITDA to eliminate the impact of certain non-cash charges and items that we do not consider indicative of our core operating performance. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate.
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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;

•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
GAAP net loss	$(4,134)	$(4,852)	$(9,239)	$(15,096)
Stock-based expense	4,239	3,787	8,183	7,722
Depreciation and amortization	3,532	3,334	7,110	6,978
Restructuring charges	767	—	1,094	—
Acquisition-related and other expense	120	224	296	926
Other stock-related benefit (1)	(25)	—	(25)	—
Income tax expense	92	124	227	36
Total other expense, net	569	475	1,428	1,187
Adjusted EBITDA	$5,160	$3,092	$9,074	$1,753
(1)    Other stock-related benefit represents estimated liabilities for taxes and related items in connection with the treatment of certain equity grants. Since the estimated liability directly relates to equity grants and as stock-based expenses are consistently excluded from the Company's non-GAAP financial measures, the Company excluded these estimated liabilities in determining Adjusted EBITDA. During the three and six months ended October 31, 2016, the Company recorded a benefit of $0.5 million due to a reduction in previously recorded estimated tax liabilities that have exceeded the statute of limitations. This benefit was partially offset by a $0.5 million liability related to estimated employer contributions the Company expects to make on behalf of its employees related to 401(k) deferrals on employee stock-based compensation.

The following table sets forth our results of operations for the specified periods as a percentage of revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.
Consolidated Statements of Operations Data:

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (1)	37.4	38.3	37.4	39.2
Gross profit	62.6	61.7	62.6	60.8
Operating expenses:
Sales and marketing (1)	31.4	33.1	31.0	36.1
Research and development (1)	19.8	20.7	20.9	21.1
General and administrative (1)	16.0	15.3	16.2	16.1
Restructuring charges	1.5	—	1.1	—
Acquisition-related and other	0.3	0.5	0.4	1.0
Amortization of acquired intangible assets	0.6	0.6	0.6	0.6
Total operating expenses	69.6	70.2	70.2	74.9
Operating loss	(7.0)	(8.5)	(7.6)	(14.1)
Total other expense, net	(1.1)	(1.0)	(1.4)	(1.2)
Loss before income taxes	(8.1)	(9.5)	(9.0)	(15.3)
Income tax expense	0.2	0.2	0.2	—
Net loss	(8.3)%	(9.7)%	(9.2)%	(15.3)%
Other Financial Data:
Adjusted EBITDA	10.2%	6.2%	9.0%	1.8%
(1) Includes stock-based expense as follows:
Cost of revenue	1.0%	1.2%	0.8%	1.1%
Sales and marketing	1.7%	1.3%	1.4%	1.7%
Research and development	1.8%	1.6%	2.0%	1.5%
General and administrative	4.0%	3.5%	4.0%	3.5%

Comparison of the Three Months Ended October 31, 2016 and 2015
Revenue

	Three Months Ended October 31,
	2016	2015	% Change
	(dollars in thousands)
Revenue	$50,408	$49,926	1.0%
Our revenue increased $0.5 million, or 1.0%, for the three months ended October 31, 2016 compared to the three months ended October 31, 2015. The increase in revenue primarily consisted of a $0.5 million increase in SaaS revenue.
The $0.5 million increase in SaaS revenue, consisted primarily of a $3.5 million increase in revenue generated from new launches of active clients utilizing our platform and solutions since the prior year period, partially offset by a $3.0 million decrease in revenue from the existing active client base compared to the three months ended October 31, 2015. The decrease in revenue from the existing active client base was primarily a result of lower revenue per existing active client due to increased competitive pressure that has led to intensified price-based competition. SaaS revenue per active client (in thousands) was $34.3 for the three months ended October 31, 2016 compared to SaaS revenue per active client (in thousands) of $35.4 for the three months ended October 31, 2015. For the three months ended October 31, 2016 our active client retention rate was 95.2% compared to an active client retention rate of 94.0% for the three months ended October 31, 2015. Our client retention rates can be impacted due to a variety of reasons including, but not limited to, non-renewals and the cyclical and discretionary nature of marketing and advertising spending.

Cost of Revenue and Gross Profit Percentage

	Three Months Ended October 31,
	2016	2015	% Change
	(dollars in thousands)
Cost of revenue	$18,855	$19,146	(1.5)%
Gross profit	31,553	30,780	2.5
Gross profit percentage	62.6%	61.7%
Cost of revenue decreased $0.3 million, or 1.5%, for the three months ended October 31, 2016 compared to the three months ended October 31, 2015. The decrease in cost of revenue was primarily due to a $0.8 million decrease in personnel-related costs resulting from headcount reductions related to the Company's restructuring activities which began in the fourth quarter of fiscal 2016 (see "Restructuring Costs" below and Note 6 to our consolidated financial statements for further discussion). This decrease was partially offset by increased hosting and platform technology fees.
Operating Expenses

	Three Months Ended October 31,
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Sales and marketing	$15,819	31.4%	$16,502	33.1%	(4.1)%
Research and development	9,959	19.8	10,354	20.7	(3.8)
General and administrative	8,051	16.0	7,643	15.3	5.3
Restructuring charges	767	1.5	—	—	100.0
Acquisition-related and other	120	0.3	224	0.5	(46.4)
Amortization of acquired intangible assets	310	0.6	310	0.6	—
Total operating expenses	$35,026	69.6%	$35,033	70.2%	—%
Sales and marketing. Sales and marketing expenses decreased by $0.7 million, or 4.1%, for the three months ended October 31, 2016 compared to the same period in 2015. The decrease in sales and marketing expenses was primarily related to a $0.9 million reduction in personnel-related expenses as a result of a decrease in headcount related to the cessation of sales and marketing operations in our APAC offices, our restructuring activities initiated in February of fiscal 2016 and general sales efficiencies.This decrease was partially offset by a $0.2 million increase in professional services related primarily to market research.

Research and development. Research and development expenses decreased by $0.4 million, or 3.8%, for the three months ended October 31, 2016 compared to the same period in 2015 as a result of decreased personnel-related expenses related to headcount reductions.
General and administrative. General and administrative expenses increased $0.4 million, or 5.3%, for the three months ended October 31, 2016 compared to the same period in 2015 primarily as a result of an increase in rent expense related to the Company's new corporate headquarters and an increase in professional services. In addition, during the three months ended October 31, 2016 the Company recorded a benefit of $0.5 million due to a reduction in previously recorded estimated tax liabilities that have exceeded the statute of limitations. This benefit was partially offset by a $0.5 million liability related to estimated employer contributions the Company expects to make on behalf of its employees related to 401(k) deferrals on employee stock-based compensation.
Restructuring charges. In February 2016 we made the decision to suspend sales of our BV Local product, reduce our cost structure to improve operating efficiencies and align resources with our growth strategies. As a result of these restructuring activities, during the fourth quarter of fiscal 2016 the Company reduced global headcount by approximately 6%. See Note 6, Restructuring Charges, to the Consolidated Financial Statements for further discussion regarding our restructuring activities. Restructuring charges for the three months ended October 31, 2016, consisted primarily of impairment charges on leasehold improvements and furniture incurred as a result of the Company entering into a sub-lease for its San Fransisco office during the second quarter of fiscal 2017.
Acquisition-related and other. Acquisition-related and other consists primarily of legal and other advisory expenditures incurred to comply with our ongoing obligations from the divestiture of PowerReviews. These costs are expected to continue to decrease as our remaining obligations from the divestiture wind down.
Amortization of acquired intangibles. Amortization for acquired intangible assets remained constant at $0.3 million for the three months ended October 31, 2016 and 2015. Amortization of acquired intangible assets represents amortization of acquired customer relationship intangible assets from FeedMagnet and Longboard Media.
Other Expense, Net

	Three Months Ended October 31,
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Interest income	$153	0.3%	$74	0.1%	106.8%
Interest expense	(459)	(0.9)	(461)	(0.9)	(0.4)
Other expense	(263)	(0.5)	(88)	(0.2)	198.9
Total other expense, net	$(569)	(1.1)%	$(475)	(1.0)%	19.8%
Total other expense, net, remained relatively constant for the three months ended October 31, 2016 compared to the same period in 2015.
Income Tax Expense

	Three Months Ended October 31,
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Income tax expense	$92	0.2%	$124	0.2%	(25.8)%
Income tax expense remained relatively constant for the three months ended October 31, 2016 compared to the same period in 2015. Income tax expense consists primarily of estimated foreign and state income tax.

Comparison of the Six Months Ended October 31, 2016 and 2015
Revenue

	Six Months Ended October 31,
	2016	2015	% Change
	(dollars in thousands)
Revenue	$100,501	$98,802	1.7%
Our revenue increased by $1.7 million, or 1.7%, for the six months ended October 31, 2016 compared to the six months ended October 31, 2015. Included in this increase in revenue was an increase in SaaS revenue of $1.4 million and an increase in Advertising revenue of $0.3 million.
The $1.4 million increase in SaaS revenue consisted of $7.4 million generated from new launches of active clients utilizing our platform and solutions since the prior year period, partially offset by a $6.0 million decrease in revenue from the existing active client base compared to the six months ended October 31, 2015. The decrease in revenue from the existing active client base was primarily a result of lower revenue per existing active client due to increased competitive pressure that has led to intensified price-based competition. SaaS revenue per active client (in thousands) was $68.2 for the six months ended October 31, 2016 compared to SaaS revenue per active client (in thousands) of $70.2 for the six months ended October 31, 2015. For the six months ended October 31, 2016 our active client retention rate was 90.4% compared to an active client retention rate of 89.0% for the six months ended October 31, 2015. Our client retention rates can be impacted due to a variety of reasons including, but not limited to, non-renewals and the cyclical and discretionary nature of marketing and advertising spending.
Cost of Revenue and Gross Profit Percentage

	Six Months Ended October 31,
	2016	2015	% Change
	(dollars in thousands)
Cost of revenue	$37,611	$38,694	(2.8)%
Gross profit	62,890	60,108	4.6
Gross profit percentage	62.6%	60.8%
Cost of revenue decreased $1.1 million, or 2.8%, for the six months ended October 31, 2016 compared to the six months ended October 31, 2015. The decrease in cost of revenue was primarily due to a decrease in personnel-related costs resulting from headcount reductions related to the Company's restructuring activities which began in the fourth quarter of fiscal 2016 (see "Restructuring Costs" below and Note 6 to our consolidated financial statements for further discussion). This decrease was partially offset by increased hosting and platform technology fees of $0.3 million.
Operating Expenses

	Six Months Ended October 31,
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Sales and marketing	31,123	31.0%	35,668	36.1%	(12.7)%
Research and development	21,032	20.9%	20,887	21.1%	0.7
General and administrative	16,310	16.2%	15,881	16.1%	2.7
Restructuring charges	1,094	1.1%	—	—%	100.0
Acquisition-related and other	296	0.4%	926	1.0%	(68.0)
Amortization of acquired intangible assets	619	0.6%	619	0.6%	—
Total operating expenses	$70,474	70.2%	$73,981	74.9%	(4.7)%
Sales and marketing. Sales and marketing expenses decreased by $4.5 million, or 12.7%, for the six months ended October 31, 2016 compared to the same period in 2015. The decrease in sales and marketing expenses is primarily related to a $2.6 million reduction in personnel-related expenses primarily as a result of a decrease in headcount related to the cessation of sales and marketing operations in our APAC offices, our restructuring activities initiated in February of fiscal 2016 and general sales efficiencies. In addition, travel related expenses decreased $0.8 million, customer event expenses decreased $0.8 million and other corporate expenses decreased $0.3 million.
Research and development. Research and development expenses remained relatively constant at approximately $21.0 million for the six month periods ended October 31, 2016 and 2015.
General and administrative. General and administrative expenses increased $0.4 million, or 2.7%, for the six months ended October 31, 2016 compared to the same period in 2015 primarily as a result of a $0.6 million increase in rent expense related to the Company's new corporate headquarters. This decrease was partially offset by reduced personnel and other corporate expenses. In addition, during the six months ended October 31, 2016, the Company recorded a benefit of $0.5 million due to a reduction in previously recorded estimated tax liabilities that have exceeded the statute of limitations. This benefit was partially offset by a $0.5 million liability related to estimated employer contributions the Company expects to make on behalf of its employees related to 401(k) deferrals on employee stock-based compensation.
Restructuring charges. In February 2016 we made the decision to suspend sales of our BV Local product, reduce our cost structure to improve operating efficiencies and align resources with our growth strategies. As a result of these restructuring activities, during the fourth quarter of fiscal 2016 the Company reduced global headcount by approximately 6%. See Note 6, Restructuring Charges, to the Consolidated Financial Statements for further discussion regarding our restructuring activities. Restructuring charges for the six months ended October 31, 2016, consisted primarily of impairment charges on leasehold improvements and furniture incurred as a result of the Company entering into a sub-lease for its San Fransisco office during the second quarter of fiscal 2017 and workforce reductions charges.
Acquisition-related and other. Acquisition-related and other consists primarily of legal and other advisory expenditures incurred to comply with our ongoing obligations from the divestiture of PowerReviews. These costs are expected to continue to decrease as our remaining obligations from the divestiture wind down.
Amortization of acquired intangibles. Amortization for acquired intangible assets stayed relatively constant at $0.6 million during the six months ended October 31, 2016 and 2015. Amortization of acquired intangible assets represents amortization of acquired customer relationship intangible assets from FeedMagnet and Longboard Media.
Other Expense, Net

	Six Months Ended October 31,
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Interest income	$295	0.2%	$151	0.1%	95.4%
Interest expense	(948)	(0.9)%	(1,032)	(1.0)%	(8.1)
Other expense	(775)	(0.7)%	(306)	(0.3)%	153.3
Total other expense, net	$(1,428)	(1.4)%	$(1,187)	(1.2)%	20.3%
Total other expense, net, increased by $0.2 million for the six months ended October 31, 2016 compared to the same period in 2015 due to an increase of $0.4 million in other expense due to unrealized losses on transactions in foreign currencies, primarily related to Brexit, partially offset by increased interest income.
Income Tax Expense

	Six Months Ended October 31,
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Income tax expense	$227	0.2%	$36	—%	530.6%
Income tax expense increased by $0.2 million during the six months ended October 31, 2016 compared to the same period in 2015 due to an increase in taxes due in foreign jurisdictions and Texas franchise taxes.

Liquidity and Capital Resources
Our principal source of liquidity at October 31, 2016 consisted of $86.1 million of cash and cash equivalents and short term investments. Cash and cash equivalents consist of cash, money market funds, commercial paper, corporate bonds and certificates of deposit. Our short-term investments consist of certificates of deposit, municipal bonds, commercial paper, U.S. Treasury notes and bonds that are a guaranteed obligation of the U.S. Government, corporate notes and corporate bonds. As of October 31, 2016, the amount of cash and cash equivalents held by foreign subsidiaries was $6.5 million. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
On July 18, 2007, the Company entered into a loan and security agreement with Comerica Bank which was most recently amended and restated on November 21, 2014. The Amended and Restated Credit Facility (the “Credit Facility”) provides for a secured, revolving line of credit of up to $70.0 million, with a sublimit of $3.0 million for the incurrence of swingline loans and a sublimit of $15.0 million for the issuance of letters of credit. Availability under the Credit Facility was $23.7 million as of October 31, 2016. The Company had letters of credit outstanding of $9.3 million as of October 31, 2016. The Credit Facility expires on November 21, 2017 with all advances immediately due and payable. During the six months ended October 31, 2016 the Company paid $5.0 million on the balance outstanding under its Credit Facility, reducing the Company's outstanding debt to $37.0 million.
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
Days sales outstanding (“DSO”) is calculated by dividing period end accounts receivable by average daily sales for the fiscal quarter. DSO was 68 days for the three months ended October 31, 2016 compared to 69 days for the three months ended October 31, 2015. Accounts receivable decreased due to improved collections, customer satisfaction and operating efficiencies.
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
The following table summarizes our cash flows for the periods indicated (including cash flows from discontinued operations):

	Six Months Ended October 31,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$1,719	$7,068
Net cash provided by (used in) investing activities	3,967	(5,056)
Net cash provided by (used in) financing activities	(4,276)	2,113

Net Cash Provided by Operating Activities
Net cash provided by operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of clients using our platforms and the amount and timing of client payments.
For the six months ended October 31, 2016, operating activities provided $1.7 million of cash after changes in our operating assets and liabilities, offsetting a net loss of $9.2 million. The net loss included non-cash depreciation and amortization of $7.1 million, non-cash stock-based expense of $8.2 million, bad debt recovery of $0.2 and non-cash charges of $0.5 million related to the Company's loss on sublease of its San Francisco office. Cash decreased $4.6 million as a result of a $7.4 million reduction in operating liabilities partially offset by a $2.8 million reduction in operating assets. The $7.4 million reduction in operating liabilities was primarily related to a $4.6 million decrease in accrued expenses and other current liabilities primarily as a result of a decrease in accrued sales commissions due to reduced commissions and a reduction in our Advertising revenue share accrual due to timing of payments and a $2.4 million decrease in accounts payable. The $2.8 million reduction in operating assets was primarily driven by a decrease in accounts receivable.
For the six months ended October 31, 2015, operating activities provided $7.1 million of cash after changes in our operating assets and liabilities, offsetting a net loss of $15.1 million. The net loss includes non-cash depreciation and amortization of $7.0 million, non-cash stock-based expense of $7.7 million and non-cash bad debt, amortization of deferred financing costs and other non-cash expenses of $0.2 million. Cash increased $7.2 million as a result of a $12.0 million reduction in operating assets primarily driven by a decrease in accounts receivable as a result of improved collections and a lower mix of annual billings offset by a reduction in operating liabilities of $4.8 million as a result of a decrease in deferred revenue and accrued expenses and other current liabilities of $9.9 million, offset by a $3.0 million increase in other liabilities primarily as a result of increased deferred tenant improvement allowance related to our new corporate headquarters and an increase of $2.1 million in accounts payable.
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
For the six months ended October 31, 2016, investing activities provided $4.0 million, which was primarily the result of proceeds from maturities of short term investments$23.9 million, partially offset by $15.0 million in purchases of short term investments and $5.0 million in purchases of property, equipment and capitalized internal-use software development costs.
For the six months ended October 31, 2015, investing activities used $5.1 million, which was primarily the result of $39.8 million in purchases of short term investments and $10.3 million in purchases of property, equipment and capitalized internal-use software development costs, partially offset by proceeds of $4.5 million from the release of escrow funds associated with the sale of the PowerReviews business and proceeds from maturities of short-term investments of $40.5 million.
Net Cash Provided by (Used in) Financing Activities
Our financing activities have consisted primarily of borrowings under our line of credit, net proceeds from the issuance of common stock and proceeds from the exercises of options to purchase common stock.
For the six months ended October 31, 2016, financing activities used $4.3 million related to a $5.0 million payment made on the balance outstanding under the Company's Credit Facility and $0.2 million related to the exercise of stock options and vestings of restricted stock units, partially offset by net contributions to the Company's Employee Stock Purchase Plan of $0.9 million.
For the six months ended October 31, 2015, financing activities provided $2.1 million due to net proceeds from contributions of $1.2 million to our Employee Stock Purchase Plan partially and $0.9 million related to the exercise of stock options and vestings of restricted stock units.
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

Critical Accounting Policies and the Use of Estimates
Preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, filed on June 20, 2016 describe the significant accounting estimates and policies used in the preparation of our condensed consolidated financial statements. Actual results in these areas could differ from management’s estimates. During the six months ended October 31, 2016, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, filed on June 20, 2016.
Recent Accounting Pronouncements
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued Accounting Standards Update 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," (“ASU 2016-15”) to clarify and provide specific guidance on eight cash flow classification issues that are not addressed by current GAAP and thereby reduce the current diversity in practice. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do not expect the adoption to have a material impact on its consolidated financial statements and may consider early adoption, which is permitted in any interim or annual period.
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

Presentation of Financial Statements – Going Concern (Subtopic 205-40)
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
We have reviewed other new accounting pronouncements that were issued as of October 31, 2016 and do not believe these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.

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
We assess the market risk of changes in foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings of a hypothetical 10% change in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The effect of an immediate 10% adverse change in exchange rates on foreign currency denominated monetary assets and liabilities, principally accounts receivable and intercompany balances, as of October 31, 2016, would be immaterial.
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
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2016. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2016.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended October 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended April 30, 2016 and in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2016. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. There have been no material changes from the risk factors previously disclosed in the Company's Form 10-K for the year ended April 30, 2016.

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

BAZAARVOICE, INC.

Dated: December 2, 2016	/s/ James R. Offerdahl
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