Form 10-Q
period 2017-01-31
Bazaarvoice Inc
filed 2017-03-01
CIK 1330421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of February 24, 2017 was 83,648,563.

Bazaarvoice, Inc.

Bazaarvoice, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except shares and per share data)
(unaudited)

	January 31, 2017	April 30, 2016
Assets
Current assets:
Cash and cash equivalents	$38,287	$43,963
Short-term investments	45,207	50,682
Accounts receivable, net of allowance for doubtful accounts of $1,537 and $2,362 as of January 31, 2017 and April 30, 2016, respectively	51,624	39,597
Prepaid expenses and other current assets	9,567	8,415
Total current assets	144,685	142,657
Property, equipment and capitalized internal-use software development costs, net	29,160	31,649
Goodwill	139,155	139,155
Acquired intangible assets, net	8,190	9,607
Other non-current assets	4,003	5,214
Total assets	$325,193	$328,282
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,775	$6,110
Accrued expenses and other current liabilities	18,314	23,167
Revolving line of credit	37,000	—
Deferred revenue	71,163	62,735
Total current liabilities	131,252	92,012
Long-term liabilities:
Revolving line of credit	—	42,000
Deferred revenue less current portion	2,500	2,481
Other liabilities, long-term	6,726	7,255
Total liabilities	140,478	143,748
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock – $0.0001 par value; 150,000,000 shares authorized, 83,848,563 shares issued and 83,648,563 shares outstanding as of January 31, 2017; 150,000,000 shares authorized, 82,269,748 shares issued and 82,069,748 shares outstanding at April 30, 2016	8	8
Treasury stock, at cost – 200,000 shares as of January 31, 2017 and April 30, 2016	—	—
Additional paid-in capital	450,418	437,239
Accumulated other comprehensive loss	(1,909)	(878)
Accumulated deficit	(263,802)	(251,835)
Total stockholders’ equity	184,715	184,534
Total liabilities and stockholders’ equity	$325,193	$328,282

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except net loss per share data)
(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016
Revenue	$50,525	$50,255	$151,026	$149,057
Cost of revenue	19,196	18,920	56,807	57,614
Gross profit	31,329	31,335	94,219	91,443
Operating expenses:
Sales and marketing	16,322	16,113	47,445	51,781
Research and development	9,588	10,199	30,620	31,086
General and administrative	7,299	6,940	23,609	22,821
Restructuring charges	—	—	1,094	—
Acquisition-related and other	84	332	380	1,258
Amortization of acquired intangible assets	309	309	928	928
Total operating expenses	33,602	33,893	104,076	107,874
Operating loss	(2,273)	(2,558)	(9,857)	(16,431)
Other income (expense), net:
Interest income	150	124	445	275
Interest expense	(450)	(596)	(1,398)	(1,628)
Other expense	(32)	(247)	(807)	(553)
Total other expense, net	(332)	(719)	(1,760)	(1,906)
Loss before income taxes	(2,605)	(3,277)	(11,617)	(18,337)
Income tax expense (benefit)	123	(163)	350	(127)
Net loss	$(2,728)	$(3,114)	$(11,967)	$(18,210)
Net loss per share:
Basic and diluted loss per share	$(0.03)	$(0.04)	$(0.14)	$(0.23)
Basic and diluted weighted average number of shares outstanding	83,348	81,096	82,830	80,649

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016
Net loss	$(2,728)	$(3,114)	$(11,967)	$(18,210)
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustment	111	(453)	(1,015)	(526)
Unrealized loss on investments	(14)	(34)	(16)	(33)
Total other comprehensive gain (loss), net of tax	97	(487)	(1,031)	(559)
Comprehensive loss	$(2,631)	$(3,601)	$(12,998)	$(18,769)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at April 30, 2016	82,270	$8	(200)	$—	$437,239	$(878)	$(251,835)	$184,534
Excess tax deficiency related to stock-based expense	—	—	—	—	(43)	—	—	(43)
Stock-based expense	—	—	—	—	12,537	—	—	12,537
Issuance of restricted stock awards	91	—	—	—	—	—	—	—
Exercise of stock options and vested restricted stock units	1,164	—	—	—	(220)	—	—	(220)
Shares issued under employee stock plans	324	—	—	—	905	—	—	905
Change in foreign currency translation adjustment	—	—	—	—	—	(1,015)	—	(1,015)
Change in unrealized loss on investments	—	—	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	—	—	(11,967)	(11,967)
Balance at January 31, 2017	83,849	$8	(200)	$—	$450,418	$(1,909)	$(263,802)	$184,715

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended January 31,
	2017	2016
Operating activities:
Net loss	$(11,967)	$(18,210)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	10,623	10,487
Stock-based expense	12,172	11,484
Bad debt expense	(243)	(265)
Amortization of deferred financing costs	176	176
Loss on sublease	501	—
Other non-cash expense	(172)	82
Changes in operating assets and liabilities:
Accounts receivable	(11,784)	10,715
Prepaid expenses and other current assets	(815)	(479)
Other non-current assets	862	(968)
Accounts payable	(1,313)	1,797
Accrued expenses and other current liabilities	(5,425)	(5,138)
Deferred revenue	8,447	225
Other liabilities, long-term	(468)	5,039
Net cash provided by operating activities	594	14,945
Investing activities:
Proceeds from sale of discontinued operations	—	4,501
Purchases of property, equipment and capitalized internal-use software development costs	(6,988)	(19,422)
Purchases of short-term investments	(36,895)	(53,467)
Proceeds from maturities of short-term investments	42,140	55,017
Net cash used in investing activities	(1,743)	(13,371)
Financing activities:
Proceeds from employee stock compensation plans	1,297	2,777
Payments on revolving line of credit	(5,000)	—
Net cash provided by (used in) financing activities	(3,703)	2,777
Effect of exchange rate fluctuations on cash and cash equivalents	(824)	(448)
Net change in cash and cash equivalents	(5,676)	3,903
Cash and cash equivalents at beginning of period	43,963	54,041
Cash and cash equivalents at end of period	$38,287	$57,944
Supplemental disclosure of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable	$—	$318
Asset retirement obligation costs incurred	$—	$100
Capitalized stock-based compensation	$365	$366

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
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with GAAP, as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the three and nine months ended January 31, 2017 are not necessarily indicative of results that may be expected for the fiscal year ending April 30, 2017 or any other period.
Foreign Currency Translation
The U.S. dollar is the reporting currency for all periods presented. The functional currency of the Company’s foreign subsidiaries is generally the local currency. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average rate during the period. Equity transactions are translated using historical exchange rates. Adjustments resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive gain (loss). Foreign currency transaction gains and losses are included in net loss for the period. Foreign currency losses, net of hedge gains, were immaterial for the three month periods ended January 31, 2017 and 2016. The Company recognized foreign currency losses, net of hedge gains, of $0.6 million and $0.5 million, for the nine month period ended January 31, 2017 and 2016, respectively.
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
The Company does not use financial instruments for trading or speculative purposes. The Company recognizes all derivative instruments on the balance sheet at fair value, and its derivative instruments are generally short-term in duration. Derivative contracts were not material as of January 31, 2017 and April 30, 2016. The Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.
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
The valuation techniques used to determine the fair value of our financial instruments having Level 2 inputs are valued using unadjusted, non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models. Our procedures include controls to ensure that appropriate fair values are recorded by a review of the valuation methods and assumptions. The Company did not hold any cash equivalents, restricted cash or short-term investments categorized as Level 3 as of January 31, 2017 or April 30, 2016.
Goodwill Impairment
In accordance with ASC Topic 350, “Intangibles-Goodwill and Other”, the Company evaluates goodwill for impairment annually in the fourth fiscal quarter or more frequently if indicators of potential impairment arise, using the two-step method. Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in customer demand or business climate, significant underperformance relative to historical or projected future operating results, a significant reduction in our stock price for a sustained period or a reduction of the Company's market capitalization relative to the carrying value.
The Company performs step one of the test for impairment of goodwill by estimating and comparing the fair value of the Company's single reporting unit to its carrying value as of that date. The Company estimates fair value of its single reporting unit using a market approach, which includes consideration of the Company's market capitalization. If the fair value of the Company's single reporting unit is less than its carrying value, the second step of the test for impairment of goodwill, in which the Company compares the implied fair value of its reporting unit's goodwill with the carrying value of that goodwill, is performed. The estimate of implied fair value of goodwill may require estimated fair values of individual assets and liabilities of the reporting unit, together with an estimate of the fair value of the reporting unit taken as a whole. If the carrying value of the goodwill exceeds the calculated implied fair value, the excess amount will be recognized as an impairment loss.
The estimates the Company makes in determining the fair value of its reporting unit involve the application of judgment, which could affect the timing and size of any future impairment charges. No goodwill impairment charges were recorded for any of the periods presented.
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
No single client accounted for 10% or more of accounts receivable as of January 31, 2017 or April 30, 2016. No single client accounted for 10% or more of total revenue for the three and nine months ended January 31, 2017 or 2016.
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
Professional Service Revenue:
Professional services consist of fees associated with providing expert services that educate and assist clients on the best use of the Company’s solutions as well as assist in the implementation of the solutions. Professional services are not required for clients to utilize the Company’s solutions. The Company's professional services contracts are offered on both a time and material basis and a project basis. Professional services revenue is recognized as the services are rendered.
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
Recent Accounting Pronouncements
Simplifying the Accounting for Goodwill Impairment

In January 2017, the FASB issued Accounting Standards Update 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment,” (“ASU 2017-04”), which removes step two of the two-step quantitative goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be calculated as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted, and applied prospectively. The Company does not expect ASU 2017-04 to have a material impact on its consolidated financial statements.
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued Accounting Standards Update 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," (“ASU 2016-15”) to clarify and provide specific guidance on eight cash flow classification issues that are not addressed by current GAAP and thereby reduce the current diversity in practice. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and requires retrospective adoption. The Company does not expect the adoption to have a material impact on its consolidated financial statements and may consider early adoption, which is permitted in any interim or annual period.
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
In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases (Topic 842),” (“ASU 2016-02”) which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The standard is effective for fiscal years beginning after December

15, 2018, including interim periods within those fiscal years. The standard must be adopted using a modified retrospective approach and early adoption is permitted. As a result of this new standard, the Company expects to record a lease commitment liability and corresponding asset for most of our leases. The Company is currently evaluating the full impact the adoption of ASU 2016-02 will have on its consolidated financial statements.
Intangibles – Goodwill and Other – Internal Use Software
In April 2015, the FASB issued Accounting Standards Update 2015-05, “Intangible-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” (“ASU 2015-05”) which provides guidance to customers with cloud computing arrangements that include a software license. If a cloud computing arrangement includes a software license, the customer is required to account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 does not change the accounting for a customer’s accounting for service contracts. As a result of the ASU 2015-05, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The standard allows for retrospective or prospective adoption. The Company adopted this updated guidance effective fiscal year 2017. Adoption of this guidance did not have a material impact on our consolidated results of operations, financial position or liquidity.
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
Revenue
In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”) which provides updated, comprehensive revenue recognition guidance for contracts with customers, including a new principles-based five step framework that eliminates much of the industry-specific guidance in current accounting literature. Under ASU 2014-09, revenue recognition is based on a core principle that companies recognize revenue in an amount consistent with the consideration it expects to be entitled to in exchange for the transfer of goods or services. The standards update also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of recognized revenue. Since ASU 2014-09 was issued, several additional ASUs have been issued and incorporated within FASB Accounting Standards Codification 606 ("ASC 606") to clarify various elements of the guidance, including Accounting Standards Update 2015-14, "Revenue from Contracts with Customers," ("ASU 2015-14") which defers the effective date of ASU 2014-09 by one year. In accordance with the deferral, updated guidance will be effective for the Company's fiscal year ending April 30, 2019, including interim periods within that reporting period. Early adoption is permitted for annual periods beginning after December 15, 2016, the original effective date of ASU 2014-09. The Company is in the process of assessing the adoption methodology, which allows the amendment to be applied retrospectively to each prior period presented, or with the cumulative effect recognized as of the date of initial application. While the Company is still evaluating the full impact of the pending adoption of ASU 2014-09 and related amendments on its consolidated financial statements, the Company has identified certain anticipated impacts based on its preliminary review of the standard. Specifically, under the new standard the Company will be required to capitalize certain sales commissions that are directly related to the acquisition of customers, which the Company currently expenses. In addition, the Company has identified certain contract specific terms for which the timing of revenue recognition may be impacted by the new standard.
The Company has reviewed other new accounting pronouncements that were issued as of January 31, 2017 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.

3. Fair Value of Financial Assets and Liabilities
The following table summarizes the Company’s cash and cash equivalents as of January 31, 2017 and April 30, 2016 (in thousands):

	January 31, 2017	April 30, 2016
Demand deposit accounts	$37,025	$38,692
Money market funds	587	922
Commercial paper	675	4,349
Total cash and cash equivalents	$38,287	$43,963
The following table summarizes the Company’s short-term investments as of January 31, 2017 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$3,670	$—	$—	$3,670
Municipal debt securities	541	—	—	541
Commercial paper	4,446	—	—	4,446
U.S. Treasury securities	8,712	—	(7)	8,705
U.S. government agency debt securities	19,731	1	(7)	19,725
Corporate debt securities	8,133	—	(13)	8,120
Total short-term investments	$45,233	$1	$(27)	$45,207
The following table summarizes the Company’s short-term investments as of April 30, 2016 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$7,090	$—	$(1)	$7,089
Commercial paper	4,043	—	—	4,043
U.S. Treasury securities	8,764	—	—	8,764
U.S. government agency debt securities	24,841	4	(9)	24,836
Corporate debt securities	5,954	1	(5)	5,950
Total short-term investments	$50,692	$5	$(15)	$50,682
Realized and unrealized gains and losses on short-term investments were not material for the three and nine months ended January 31, 2017 and 2016. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other-than-temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment. There have been no impairment charges recognized related to short-term investments for the three and nine months ended January 31, 2017 and 2016.
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

Contractual maturities of available-for-sale securities at January 31, 2017, were as follows (in thousands):

Estimated Fair Value
Due in one year or less	43,218
Due in 1-2 years	1,989
Total investments in debt securities	45,207

The following table summarizes the fair value of the Company’s financial assets and liabilities that were measured on a recurring basis as of January 31, 2017 and April 30, 2016 (in thousands):

	Fair Value Measurements at January 31, 2017				Fair Value Measurements at April 30, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$587	$—	$—	$587	$922	$—	$—	$922
Commercial paper	—	675	—	675	—	4,349	—	4,349
Total cash equivalents	587	675	—	1,262	922	4,349	—	5,271
Short-term investments:
Certificates of deposit	—	3,670	—	3,670	—	7,089	—	7,089
Municipal debt securities	—	541	—	541	—	—	—	—
Commercial paper	—	4,446	—	4,446	—	4,043	—	4,043
U.S. Treasury securities	8,705	—	—	8,705	8,764	—	—	8,764
U.S. government agency securities	19,725	—	—	19,725	24,836	—	—	24,836
Corporate securities	—	8,120	—	8,120	—	5,950	—	5,950
Total short-term investments	28,430	16,777	—	45,207	33,600	17,082	—	50,682
Total assets	$29,017	$17,452	$—	$46,469	$34,522	$21,431	$—	$55,953
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

4. Acquired Intangible Assets, net
Acquired intangible assets, net, as of January 31, 2017 and April 30, 2016 are as follows (in thousands):

	January 31, 2017			April 30, 2016
	Gross Fair Value	Accumulated Amortization	Net Book Value	Gross Fair Value	Accumulated Amortization	Net Book Value
Customer relationships	$11,835	$(5,086)	$6,749	$11,835	$(4,158)	$7,677
Developed technology	3,265	(1,824)	1,441	3,265	(1,335)	1,930
Total	$15,100	$(6,910)	$8,190	$15,100	$(5,493)	$9,607
The amortization of customer relationships is recorded as amortization expense and the amortization for developed technology is amortized to cost of revenue.

The following table presents our estimate of future amortization expense for definite-lived intangible assets (in thousands):

Fiscal period:	Amount
Remaining nine months of Fiscal year 2017	$473
Fiscal year 2018	1,890
Fiscal year 2019	1,856
Fiscal year 2020	1,130
Fiscal year 2021	1,130
Thereafter	1,711
Total	$8,190

5. Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items occurring in the period. For all periods presented, the Company was in a domestic net operating loss position, as such all income tax expenses incurred during the periods presented relate to foreign and state jurisdictions. The Company’s effective tax rate for the three months ended January 31, 2017 was an expense of 4.7 percent compared to a benefit of 5.0 percent for the three months ended January 31, 2016. The Company’s effective tax rate for the nine months ended January 31, 2017 was an expense of 3.0 percent compared to a benefit of 0.7 percent for the nine months ended January 31, 2016. The tax expense for the three and nine months ended January 31, 2017 was primarily attributable to estimated foreign and state income tax expense with a partial offset from the income tax benefit from research and development credits provided by the State of Texas. The tax benefit for the three and nine months ended January 31, 2016 was primarily attributable to a decrease in state taxes payable as a result of increased benefits recognized for research and development credits provided by the State of Texas.

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
The Company recorded pre-tax charges of approximately $0.0 million and $1.1 million during the three and nine month periods ended January 31, 2017, consisting primarily of a loss on the sublease of the Company's San Francisco office which commenced in August 2016 and severance and related costs. As of January 31, 2017 and April 30, 2016, the accrued liability associated with the Company's restructuring activities consisted of the following (in thousands):

	Workforce Reduction	Excess Facilities	Total
	(in thousands)
Balance at April 30, 2016	$497	$546	$1,043
Restructuring charges	459	635	1,094
Payments	(941)	(280)	(1,221)
Non-cash settlements of restructuring charges	—	(566)	(566)
Balance at January 31, 2017	$15	$335	$350
Expenses recorded related to these restructuring activities are included in the "Restructuring charges" line item in our consolidated statement of operations. The Company recorded charges of $2.7 million to date and does not expect to record any additional significant charges related to this restructuring.

7. Debt
Credit Facility
On July 18, 2007, the Company entered into a loan and security agreement with Comerica Bank which was most recently amended and restated on November 21, 2014. The Amended and Restated Credit Facility (the “Credit Facility”) provides for a secured, revolving line of credit of up to $70.0 million, with a sublimit of $3.0 million for the incurrence of swingline loans and a sublimit of $15.0 million for the issuance of letters of credit. Borrowings under the Credit Facility are collateralized by substantially all assets of the Company and of its U.S. subsidiaries. The revolving line of credit bears interest at the adjusted LIBOR rate plus 3.5%. Availability under the Credit Facility was $23.1 million as of January 31, 2017. The Company had letters of credit outstanding of $9.9 million as of January 31, 2017. The Credit Facility expires on November 21, 2017 with all advances immediately due and payable. The Company was in compliance with all covenants contained in the Credit Facility as of January 31, 2017.
The Company incurred $0.7 million of fees in connection with the Amended and Restated Credit Facility which were capitalized and are being amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the Credit Facility. The Company incurred amortization expense on deferred financing costs of $0.1 million and $0.2 million, respectively, for the three and nine months ended January 31, 2017 and 2016.
During the nine months ended January 31, 2017 the Company paid $5.0 million on the balance outstanding under its Credit Facility, reducing the Company's outstanding debt to $37.0 million.

8. Net Loss Per Share
The following table sets forth the computations of net loss per share applicable to common stockholders for the three and nine months ended January 31, 2017 and 2016, respectively (in thousands, except net loss per share data):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016
Net loss	$(2,728)	$(3,114)	$(11,967)	$(18,210)
Basic and diluted loss per share	$(0.03)	$(0.04)	$(0.14)	$(0.23)
Basic and diluted weighted average number of shares outstanding	83,348	81,096	82,830	80,649
Potentially dilutive securities (1):
Outstanding stock options	360	168	279	224
Restricted shares	963	17	677	50

(1)	The impact of potentially dilutive securities on earnings per share is anti-dilutive in a period of net loss.

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
The Company is subject to audit in various jurisdictions, and such jurisdictions may assess additional income and sales tax liabilities against us.  Although we believe our tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different from our historical income and sales tax provisions and accruals. Developments in an audit or litigation could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. As of January 31, 2017, certain of the Company's sales tax returns are currently under audit by state tax authorities. As of January 31, 2017, the Company had accrued tax liabilities of $0.7 million, representing the best estimate of sales tax obligations it believes are probable to be incurred as a result of these assessments and audits. In addition, in conjunction with an open Texas state sales tax audit, the Company is challenging the taxability of certain purchases that are integral to the Company's products which may result in a sales tax refund for all years open to audit.
During the nine months ended January 31, 2017, the Company determined that for certain forms of employee compensation, primarily equity grants, 401(k) deferrals were not being withheld as required by the Company's 401(k) plan. As a result, the

Company recorded a $0.5 million accrual representing the Company's best estimate of employer contributions the Company expects to make on behalf of its employees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, filed on June 20, 2016. In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions, although not all forward-looking statements contain these words. Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. Factors that can cause actual results to differ materially from those reflected in the forward-looking statements include, among others, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended April 30, 2016. We urge you not to place undue reliance on these forward looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable securities laws and regulations. Historical results are not necessarily indicative of the results expected for any future period.
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

•	our ability to increase engagement of our solutions by new and existing clients, partners and professional organizations and launch those solutions without delay;

•	our anticipated trends of our operating metrics and financial and operating results;

•	the effects of increased competition and commoditization of products we offer, including pricing pressure, reduced profitability or loss of market share;

•	our ability to successfully enter new markets and manage our international expansion and sell our products internationally;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	changes in accounting standards;

•	the impact of the Department of Justice stipulation regarding PowerReviews on our business;

•	the attraction and retention of qualified employees and key personnel; and

•	our expectations regarding the outcome of litigation proceedings.

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from our forward-looking statements, including those factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for our fiscal year ended April 30, 2016 and other risks and uncertainties detailed in this and our other reports and filings with the SEC. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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
For the three and nine months ended January 31, 2017, through the continued enhancement and expansion of our social commerce platform, we achieved continued growth in our number of active clients as compared to the three and nine months ended January 31, 2016. Our revenue was $50.5 million and $151.0 million for the three and nine months ended January 31, 2017, which represents a 0.5% and 1.3% increase from the three and nine months ended January 31, 2016, respectively.
As of January 31, 2017, we had 777 full-time employees compared to 817 full-time employees as of the same date last year.
Business Model
Our business model focuses on adding new clients and maximizing the lifetime value of such client relationships. We make significant investments in acquiring new clients and believe that we will be able to achieve a favorable return on these investments by growing our relationships over time and ensuring that we have a high level of client retention.
The majority of our revenue is generated from the sale of SaaS subscriptions to our hosted social commerce solutions and related professional services. In connection with the acquisition of new clients, we incur and recognize significant upfront costs. These costs include sales and marketing costs, such as costs associated with generating client agreements, and sales commission expenses that are recognized fully in the period in which we execute a client contract. In addition, we incur implementation and other costs which are generally recognized in periods prior to recognizing revenue. We recognize SaaS subscription revenue ratably over the entire term of those contracts, which commences when the client is able to begin using our solution, and professional services revenue is recognized as the services are rendered. Although we expect each client to be profitable for us over the duration of our relationship, the costs we incur with respect to any client relationship may exceed revenue in earlier periods because we recognize those costs in advance of the recognition of revenue. As a result, an increase in the mix of new clients as a percentage of total clients will initially have a negative impact on our operating results. On the other hand, we expect that a decrease in the mix of new clients as a percentage of total clients will initially have a positive impact on our operating results. Additionally, some clients pay in advance of recognition of revenue and, as a result, our cash flow from these clients may exceed the amount of revenue recognized for those clients in earlier periods of our relationship. As we depend on third-party Internet-hosting providers to operate our business, increased computing and storage consumption by some of our customers can increase our hosting costs and impact our gross margins.
In addition, our solutions enable our clients to monetize the value of shopper data generated from our SaaS products through targeted advertising based on online and offline shopping behavior. Our Advertising revenue is generated from client campaigns that are generally executed over a one to three month timeframe.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016
	(in thousands, except number of clients and client retention rate)
Revenue:
SaaS	$47,266	$47,884	$143,186	$142,385
Advertising (previously referred to as media)	3,259	2,371	7,840	6,672
Total revenue	$50,525	$50,255	$151,026	$149,057
Cash flow provided by (used in) operations	$(1,125)	$7,877	$594	$14,945
Number of active SaaS clients (period end)	1,456	1,383	1,456	1,383
SaaS revenue per active client (1)	$33.0	$34.9	$100.3	$104.9
Active SaaS client retention rate (2)	96.8%	95.3%	87.2%	84.2%
Total revenue per employee (3)	$65.1	$60.1	$197.0	$181.6
SaaS Impressions (in millions)	103,259	101,511	264,212	244,314

(1)	Calculated based on the average number of active SaaS clients for the three and nine month period.

(2)	Calculated based on active SaaS client retention over a three and nine month period.

(3)	Calculated based on the average number of full-time employees for the three and nine month period.
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
Key Components of Our Condensed Consolidated Statements of Operations
Revenue
We generate revenue principally from fixed commitment subscription contracts under which we provide clients with various services, including access to our hosted software platforms. For agreements with multiple elements, we evaluate each element in the arrangement to determine whether it represents a separate unit of accounting and recognize the allocated revenue for each unit of accounting over the respective service period. We sell these services under contractual agreements for service terms that are generally one to three years in length. Clients typically commit to fixed rate fees for the service term. Any billings that do not meet the revenue recognition criteria are recorded as deferred revenue on our balance sheet. We invoice clients on varying billing cycles, including annually, quarterly and monthly; therefore, our deferred revenue balance does not represent the total contract value of our non-cancelable subscription agreements. Fees payable under these agreements are generally due in full within 30 to 90 days of invoicing and are non-refundable regardless of the actual use of the services and contain no general rights of return. No single client accounted for more than 10% of our revenue for the three and nine months ended January 31, 2017 and 2016.
While our historical revenue growth has been primarily driven by the sale of our core SaaS solutions, we expect increased competitive pressure and price-based competition to continue to impact our SaaS revenue and client retention rates. Future SaaS revenue growth will be dependent upon our ability to sell new subscription and advertising solutions while limiting the adverse impact of competitive pressures on revenue per client and client retention. We expect the improvements in our active SaaS client retention rate achieved to date in fiscal 2017 to have a positive impact on SaaS revenue growth in fiscal 2018. We believe advertising revenue will continue to grow as a percentage of our overall revenue mix as we continue to develop and expand our shopper advertising solutions.
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
Sales and marketing. Sales and marketing expenses consist primarily of personnel costs for our sales, marketing and business development employees and executives, including salaries, benefits, stock-based expense, bonuses and commissions earned by our sales personnel. Sales and marketing also includes non-personnel costs such as professional fees, an allocation of our general overhead expenses and the costs of our marketing and brand awareness programs. Our marketing programs include our Client Summits, regional user groups, corporate communications, public relations and other brand building and product marketing expenses. We expense sales commissions when a client contract is executed. We plan to continue investing in sales and marketing by focusing our marketing efforts on direct sales support and pipeline generation, which we believe will enable us to add new clients and increase penetration within our existing client base. For fiscal 2017, we expect sales and marketing expense to decrease year over year as a percentage of revenue compared to fiscal 2016 as we gain further operating leverage and continue to improve sales and marketing productivity. Sales and marketing expense is expected to continue to be our largest operating expense for the foreseeable future.
Research and development. Research and development expenses consist primarily of personnel costs for our product development employees and executives, including salaries, benefits, stock-based expense and bonuses. Also included are non-personnel costs such as professional fees payable to third-party development resources and an allocation of our general overhead expenses. A substantial portion of our research and development efforts are focused on enhancing our software architecture and adding new features and functionality to our platforms to address social and business trends as they evolve. We expect research and development expenses as a percentage of revenue to decrease for fiscal 2017 compared to fiscal 2016.
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
Restructuring charges. In February 2016, we made the decision to suspend sales of our BV Local product, reduce our cost structure to improve operating efficiencies and align resources with our growth strategies. Costs associated with these restructuring activities include workforce reductions charges, and facilities charges related to the loss recorded on the sub-lease of excess office space at our headquarters. We do not expect to record any additional significant charges related to this restructuring.
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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Revenue	$50,525	$50,255	$151,026	$149,057
Cost of revenue (1)	19,196	18,920	56,807	57,614
Gross profit	31,329	31,335	94,219	91,443
Operating expenses:
Sales and marketing (1)	16,322	16,113	47,445	51,781
Research and development (1)	9,588	10,199	30,620	31,086
General and administrative (1)	7,299	6,940	23,609	22,821
Restructuring charges	—	—	1,094	—
Acquisition-related and other	84	332	380	1,258
Amortization of acquired intangible assets	309	309	928	928
Total operating expenses	33,602	33,893	104,076	107,874
Operating loss	(2,273)	(2,558)	(9,857)	(16,431)
Total other expense, net	(332)	(719)	(1,760)	(1,906)
Loss before income taxes	(2,605)	(3,277)	(11,617)	(18,337)
Income tax expense (benefit)	123	(163)	350	(127)
Net loss	$(2,728)	$(3,114)	$(11,967)	$(18,210)
Other Financial Data:
Adjusted EBITDA(2)	$5,313	$5,048	$14,387	$6,801
(1)

Includes stock-based expense as follows:
Cost of revenue	$475	$585	$1,305	$1,664
Sales and marketing	850	686	2,273	2,413
Research and development	867	786	2,827	2,227
General and administrative	1,797	1,705	5,767	5,180

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

The following table presents a reconciliation of Adjusted EBITDA as previously defined to Adjusted EBITDA under the updated definition:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Adjusted EBITDA, previous definition	$3,259	$3,075	$8,247	$941
Add: Amortization of capitalized internal-use software development costs	2,173	2,103	6,505	6,226
Less: Capitalized portion of stock-based compensation	(119)	(130)	(365)	(366)
Adjusted EBITDA, current definition	$5,313	$5,048	$14,387	$6,801
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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;

•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
GAAP net loss	$(2,728)	$(3,114)	$(11,967)	$(18,210)
Stock-based expense	3,989	3,762	12,172	11,484
Depreciation and amortization	3,513	3,512	10,623	10,490
Restructuring charges	—	—	1,094	—
Acquisition-related and other expense	84	332	380	1,258
Other stock-related benefit (1)	—	—	(25)	—
Income tax expense	123	(163)	350	(127)
Total other expense, net	332	719	1,760	1,906
Adjusted EBITDA	$5,313	$5,048	$14,387	$6,801
(1)    Other stock-related benefit represents estimated liabilities for taxes and related items in connection with the treatment of certain equity grants. Since the estimated liability directly relates to equity grants and as stock-based expenses are consistently excluded from the Company's non-GAAP financial measures, the Company excluded these estimated liabilities in determining Adjusted EBITDA. During the nine months ended January 31, 2017, the Company recorded a benefit of $0.5 million due to a reduction in previously recorded estimated tax liabilities that have exceeded the statute of limitations. This benefit was partially offset by a $0.5 million liability related to estimated employer contributions the Company expects to make on behalf of its employees related to 401(k) deferrals on employee stock-based compensation.

The following table sets forth our results of operations for the specified periods as a percentage of revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.
Consolidated Statements of Operations Data:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (1)	38.0	37.6	37.6	38.7
Gross profit	62.0	62.4	62.4	61.3
Operating expenses:
Sales and marketing (1)	32.3	32.1	31.4	34.7
Research and development (1)	19.0	20.3	20.3	20.9
General and administrative (1)	14.4	13.8	15.6	15.3
Restructuring charges	—	—	0.7	—
Acquisition-related and other	0.2	0.7	0.3	0.8
Amortization of acquired intangible assets	0.6	0.6	0.6	0.6
Total operating expenses	66.5	67.5	68.9	72.3
Operating loss	(4.5)	(5.1)	(6.5)	(11.0)
Total other expense, net	(0.7)	(1.4)	(1.2)	(1.3)
Loss before income taxes	(5.2)	(6.5)	(7.7)	(12.3)
Income tax expense (benefit)	0.2	(0.3)	0.2	(0.1)
Net loss	(5.4)%	(6.2)%	(7.9)%	(12.2)%
Other Financial Data:
Adjusted EBITDA	10.5%	10.0%	9.5%	4.6%
(1) Includes stock-based expense as follows:
Cost of revenue	0.9%	1.2%	0.9%	1.1%
Sales and marketing	1.7%	1.4%	1.5%	1.6%
Research and development	1.7%	1.6%	1.9%	1.5%
General and administrative	3.6%	3.4%	3.8%	3.5%

Comparison of the Three Months Ended January 31, 2017 and 2016
Revenue

	Three Months Ended January 31,
	2017	2016	% Change
	(dollars in thousands)
Revenue	$50,525	$50,255	0.5%
Our revenue increased $0.3 million, or 0.5%, for the three months ended January 31, 2017 compared to the three months ended January 31, 2016. The increase in revenue consisted of a $0.9 million, or 37%, increase in Advertising revenue partially offset by a $0.6 million, or 1%, decrease in SaaS revenue.
The $0.6 million decrease in SaaS revenue, consisted primarily of a $3.9 million decrease in revenue from our existing active client base compared to the three months ended January 31, 2016, partially offset by a $3.3 million increase in revenue generated from new launches of active clients utilizing our platform and solutions since the prior year period. The decrease in revenue from our existing active client base was primarily a result of lower revenue per existing active client due to increased competitive pressure that has led to intensified price-based competition. SaaS revenue per active client (in thousands) was $33.0 for the three months ended January 31, 2017 compared to SaaS revenue per active client (in thousands) of $34.9 for the three months ended January 31, 2016. For the three months ended January 31, 2017 our active client retention rate was 96.8% compared to an active client retention rate of 95.3% for the three months ended January 31, 2016. Our client retention rates can be impacted due to a variety of reasons including, but not limited to, non-renewals and the cyclical and discretionary nature of marketing and advertising spending of our clients.
Advertising revenue increased $0.9 million as we continue to see increased demand for our shopper advertising solutions driven by campaigns for new clients and growth in expenditures from existing clients.

Cost of Revenue and Gross Profit Percentage

	Three Months Ended January 31,
	2017	2016	% Change
	(dollars in thousands)
Cost of revenue	$19,196	$18,920	1.5%
Gross profit	31,329	31,335	—
Gross profit percentage	62.0%	62.4%
Cost of revenue increased $0.3 million, or 1.5%, for the three months ended January 31, 2017 compared to the three months ended January 31, 2016. The increase in cost of revenue was primarily due to a $0.3 million increase in advertising platform technology fees and a $0.4 million increase in variable bonus due to increased client retention. This increase was partially offset by a decrease in personnel-related costs resulting from headcount reductions related to the Company's restructuring activities which began in the fourth quarter of fiscal 2016 (see "Restructuring Costs" in the "Overview" section above and Note 6 to our consolidated financial statements for further discussion).
Operating Expenses

	Three Months Ended January 31,
	2017		2016
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Sales and marketing	$16,322	32.3%	$16,113	32.1%	1.3%
Research and development	9,588	19.0	10,199	20.3	(6.0)
General and administrative	7,299	14.4	6,940	13.8	5.2
Acquisition-related and other	84	0.2	332	0.7	(74.7)
Amortization of acquired intangible assets	309	0.6	309	0.6	—
Total operating expenses	$33,602	66.5%	$33,893	67.5%	(0.9)%
Sales and marketing. Sales and marketing expenses increased by $0.2 million, or 1.3%, for the three months ended January 31, 2017 compared to the same period in 2016 primarily as a result of a sales tax benefit recorded during the three months ended January 31, 2016 as a result of a favorable sales tax ruling in Michigan related to sales tax on SaaS products.

Research and development. Research and development expenses decreased by $0.6 million, or 6.0%, for the three months ended January 31, 2017 compared to the same period in 2016 primarily as a result of decreased personnel-related expenses resulting from restructuring related headcount reductions (see "Restructuring Costs" in the "Overview" section above and Note 6 to our consolidated financial statements for further discussion).
General and administrative. General and administrative expenses increased $0.4 million, or 5.2%, for the three months ended January 31, 2017 compared to the same period in 2016 primarily as a result of a reduction in bad debt recovery. During the three months ended January 31, 2016 the Company recovered $0.3 million of bad debt expense that was previously written-off as a result of improved receivables collections efforts.
Acquisition-related and other. Acquisition-related and other consists primarily of legal and other advisory expenditures incurred to comply with our ongoing obligations from the divestiture of PowerReviews. These costs continue to decrease as our remaining obligations from the divestiture wind down.
Amortization of acquired intangibles. Amortization for acquired intangible assets remained constant at $0.3 million for the three months ended January 31, 2017 and 2016. Amortization of acquired intangible assets represents amortization of acquired customer relationship intangible assets from FeedMagnet and Longboard Media.
Other Expense, Net

	Three Months Ended January 31,
	2017		2016
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Interest income	$150	0.3%	$124	0.2%	21.0%
Interest expense	(450)	(0.9)	(596)	(1.2)	(24.5)
Other expense	(32)	(0.1)	(247)	(0.4)	(87.0)
Total other expense, net	$(332)	(0.7)%	$(719)	(1.4)%	(53.8)%
Total other expense, net, decreased by $0.4 million for the three months ended January 31, 2017 compared to the same period in 2016 primarily as a result of a decrease in losses on transactions in foreign currencies, net of foreign currency hedges.
Income Tax Expense

	Three Months Ended January 31,
	2017		2016
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Income tax expense (benefit)	$123	0.2%	$(163)	(0.3)%	(175.5)%
Income tax expense increased by $0.3 million during three months ended January 31, 2017 compared to the same period in 2016 primarily due to a decrease in research and development credits provided by the State of Texas recognized during the current period.

Comparison of the Nine Months Ended January 31, 2017 and 2016
Revenue

	Nine Months Ended January 31,
	2017	2016	% Change
	(dollars in thousands)
Revenue	$151,026	$149,057	1.3%
Our revenue increased by $2.0 million, or 1.3%, for the nine months ended January 31, 2017 compared to the nine months ended January 31, 2016. Included in this increase in revenue was an increase in Advertising revenue of $1.2 million and an increase in SaaS revenue of $0.8 million.

The $0.8 million increase in SaaS revenue consisted of $10.7 million generated from new launches of active clients utilizing our platform and solutions since the prior year period, partially offset by a $9.9 million decrease in revenue from our existing active client base compared to the nine months ended January 31, 2016. The decrease in revenue from our existing active client base was primarily a result of lower revenue per existing active client due to increased competitive pressure that has led to intensified price-based competition. SaaS revenue per active client (in thousands) was $100.3 for the nine months ended January 31, 2017 compared to SaaS revenue per active client (in thousands) of $104.9 for the nine months ended January 31, 2016. For the nine months ended January 31, 2017 our active client retention rate improved to 87.2% compared to an active client retention rate of 84.2% for the nine months ended January 31, 2016, due to continued improvements in processes to enhance client satisfaction. Our client retention rates can be impacted due to a variety of reasons including, but not limited to, non-renewals and the cyclical and discretionary nature of marketing and advertising spending of our client.
Advertising revenue increased $1.2 million, or 18%, as we continue to see increased demand for our shopper advertising solutions driven by campaigns for new clients and growth in expenditures from existing clients.
Cost of Revenue and Gross Profit Percentage

	Nine Months Ended January 31,
	2017	2016	% Change
	(dollars in thousands)
Cost of revenue	$56,807	$57,614	(1.4)%
Gross profit	94,219	91,443	3.0
Gross profit percentage	62.4%	61.3%
Cost of revenue decreased $0.8 million, or 1.4%, for the nine months ended January 31, 2017 compared to the nine months ended January 31, 2016. The decrease in cost of revenue was primarily due to a decrease in personnel-related costs of $1.6 million resulting from headcount reductions related to the Company's restructuring activities which began in the fourth quarter of fiscal 2016 (see "Restructuring Costs" below and Note 6 to our consolidated financial statements for further discussion). This decrease was partially offset $0.5 million in increased advertising platform technology fees as we expand our advertising business and a $0.3 million increase in variable commissions due to increased client retention.
Operating Expenses

	Nine Months Ended January 31,
	2017		2016
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Sales and marketing	47,445	31.4%	51,781	34.7%	(8.4)%
Research and development	30,620	20.3%	31,086	20.9%	(1.5)
General and administrative	23,609	15.6%	22,821	15.3%	3.5
Restructuring charges	1,094	0.7%	—	—%	100.0
Acquisition-related and other	380	0.3%	1,258	0.8%	(69.8)
Amortization of acquired intangible assets	928	0.6%	928	0.6%	—
Total operating expenses	$104,076	68.9%	$107,874	72.3%	(3.5)%
Sales and marketing. Sales and marketing expenses decreased by $4.3 million, or 8.4%, for the nine months ended January 31, 2017 compared to the same period in 2016. The decrease in sales and marketing expenses is primarily related to a $3.4 million reduction in personnel-related expenses primarily as a result of a decrease in headcount related to the cessation of sales and marketing operations in our APAC offices, our restructuring activities initiated in February of fiscal 2016 and general sales efficiencies. In addition, travel related expenses decreased $0.7 million and corporate event expenses decreased $0.9 million. This decrease was partially offset by increased professional services and other corporate expenses of $0.7 million.
Research and development. Research and development expenses decreased by $0.5 million, or 1.5%, for the nine months ended January 31, 2017 compared to the same period in 2016 as a result of decreased personnel-related expenses related primarily to restructuring related headcount reductions (see "Restructuring Costs" in the "Overview" section above and Note 6 to our consolidated financial statements for further discussion).
General and administrative. General and administrative expenses increased $0.8 million, or 3.5%, for the nine months ended January 31, 2017 compared to the same period in 2016 primarily as a result of a $1.2 million increase related to increased stock-

based compensation and bonus expense. This increase was partially offset by a $0.4 million reduction in office equipment and other corporate expenses. In addition, during the nine months ended January 31, 2017, the Company recorded a benefit of $0.5 million due to a reduction in previously recorded estimated tax liabilities that have exceeded the statute of limitations. This benefit was partially offset by a $0.5 million liability related to estimated employer contributions the Company expects to make on behalf of its employees related to 401(k) deferrals on employee stock-based compensation.
Restructuring charges. In February 2016 we made the decision to suspend sales of our BV Local product, reduce our cost structure to improve operating efficiencies and align resources with our growth strategies. As a result of these restructuring activities, during the fourth quarter of fiscal 2016 the Company reduced global headcount by approximately 6%. See Note 6, Restructuring Charges, to the Consolidated Financial Statements for further discussion regarding our restructuring activities. Restructuring charges for the nine months ended January 31, 2017, consisted primarily of impairment charges on leasehold improvements and furniture incurred as a result of the Company entering into a sub-lease for its San Fransisco office during the second quarter of fiscal 2017 and workforce reductions charges.
Acquisition-related and other. Acquisition-related and other consists primarily of legal and other advisory expenditures incurred to comply with our ongoing obligations from the divestiture of PowerReviews. These costs continue to decrease as our remaining obligations from the divestiture wind down.
Amortization of acquired intangibles. Amortization for acquired intangible assets stayed relatively constant at $0.9 million during the nine months ended January 31, 2017 and 2016. Amortization of acquired intangible assets represents amortization of acquired customer relationship intangible assets from FeedMagnet and Longboard Media.
Other Expense, Net

	Nine Months Ended January 31,
	2017		2016
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Interest income	$445	0.3%	$275	0.1%	61.8%
Interest expense	(1,398)	(0.9)%	(1,628)	(1.1)%	(14.1)
Other expense	(807)	(0.6)%	(553)	(0.3)%	45.9
Total other expense, net	$(1,760)	(1.2)%	$(1,906)	(1.3)%	(7.7)%
Total other expense, net, decreased by $0.1 million for the nine months ended January 31, 2017 compared to the same period in 2016 primarily as a result of losses on transactions in foreign currencies, net of foreign currency hedges, decreased approximately $0.1 million during the nine months ended January 31, 2017.
Income Tax Expense

	Nine Months Ended January 31,
	2017		2016
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Income tax expense (benefit)	$350	0.2%	$(127)	(0.1)%	(375.6)%
Income tax expense increased by $0.5 million during the nine months ended January 31, 2017 compared to the same period in 2016 due to an increase in taxes due in foreign jurisdictions and Texas franchise taxes and as a result of a decrease in research and development credits provided by the State of Texas recognized during the current period.

Liquidity and Capital Resources
Our principal source of liquidity at January 31, 2017 consisted of $83.5 million of cash and cash equivalents and short term investments. Cash and cash equivalents consist of cash, money market funds, commercial paper, corporate bonds and certificates of deposit. Our short-term investments consist of certificates of deposit, municipal bonds, commercial paper, U.S. Treasury notes and bonds that are a guaranteed obligation of the U.S. Government, corporate notes and corporate bonds. As of January 31, 2017, the amount of cash and cash equivalents held by foreign subsidiaries was $6.1 million. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
On July 18, 2007, the Company entered into a loan and security agreement with Comerica Bank which was most recently amended and restated on November 21, 2014. The Amended and Restated Credit Facility (the “Credit Facility”) provides for a secured, revolving line of credit of up to $70.0 million, with a sublimit of $3.0 million for the incurrence of swingline loans and a sublimit of $15.0 million for the issuance of letters of credit. Availability under the Credit Facility was $23.1 million as of January 31, 2017. The Company had letters of credit outstanding of $9.9 million as of January 31, 2017. The Credit Facility expires on November 21, 2017 with all advances immediately due and payable. During the nine months ended January 31, 2017 the Company paid $5.0 million on the balance outstanding under its Credit Facility, reducing the Company's outstanding debt to $37.0 million.
Our principal needs for liquidity include working capital requirements to fund our operations, capital expenditures, repaying our outstanding revolving line of credit and acquisitions. We intend to renew our Credit Facility prior to its expiration in November 2017. We believe that our available resources are sufficient to fund our liquidity requirements for at least the next 12 months regardless of when the Company renews its Credit Facility.
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
Days sales outstanding (“DSO”) is calculated by dividing period end accounts receivable by average daily sales for the fiscal quarter. DSO was 94 days for the three months ended January 31, 2017 compared to 72 days for the three months ended January 31, 2016. Accounts receivable increased primarily as a result of an increase in the mix of annual and semi-annual billings during the three months ended January 31, 2017.
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
The following table summarizes our cash flows for the periods indicated (including cash flows from discontinued operations):

	Nine Months Ended January 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$594	$14,945
Net cash used in investing activities	(1,743)	(13,371)
Net cash provided by (used in) financing activities	(3,703)	2,777

Net Cash Provided by Operating Activities
Net cash provided by operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of clients using our platforms and the amount and timing of client payments.
For the nine months ended January 31, 2017, operating activities provided $0.6 million of cash after changes in our operating assets and liabilities, offsetting a net loss of $12.0 million. The net loss included non-cash depreciation and amortization of $10.6 million, non-cash stock-based expense of $12.2 million, non-cash charges of $0.5 million related to the Company's loss on the sublease of its San Francisco office parially offset by other non-cash items of $0.2 million. Cash decreased $10.5 million as a result of a $11.7 million increase in operating assets partially offset by a $1.2 million increase in operating liabilities. The $11.7 million increase in operating assets was primarily related to an increase in accounts receivable due to an increase in annual and semi-annual billings. The $1.2 million increase in operating liabilities was primarily related to a $8.5 million increase in deferred revenue related to an increase in annual and semi-annual billings, partially offset by a reduction in accrued liabilities and accounts payable.
For the nine months ended January 31, 2016, operating activities provided $14.8 million of cash after changes in our operating assets and liabilities, offsetting a net loss of $18.2 million. The net loss includes non-cash depreciation and amortization of $10.5 million and non-cash stock-based expense of $11.5 million. Cash increased $11.1 million as a result of a $9.2 million reduction in operating assets and a $1.9 million increase in operating liabilities. The $9.2 million reduction in operating assets was primarily driven by a decrease in accounts receivable as a result of improved collections and a lower mix of advertising billings. The $1.9 million increase in operating liabilities is primarily related to a $5.1 million increase in other liabilities primarily as a result of increased deferred tenant improvement allowance and deferred rent related to our new corporate headquarters and an increase of $2.0 million in accounts payable and deferred revenue, partially offset by a decrease in accrued expenses and other current liabilities of $5.2 million.
Net Cash (Used in) Investing Activities
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
For the nine months ended January 31, 2017, investing activities used $1.7 million, which was primarily the result of $36.9 million in purchases of short term investments and $7.0 million in purchases of property, equipment and capitalized internal-use software development costs, partially offset by proceeds from maturities of short-term investments of $42.2 million.
For the nine months ended January 31, 2016, investing activities used $13.4 million, which was primarily the result of $53.4 million in purchases of short term investments and $19.5 million in purchases of property, equipment and capitalized internal-use software development costs, partially offset by proceeds from maturities of short-term investments of $55.0 million and proceeds of $4.5 million from the release of escrow funds associated with the sale of the PowerReviews business.
Net Cash Provided by (Used in) Financing Activities
Our financing activities have consisted primarily of borrowings under our line of credit, net proceeds from the issuance of common stock and proceeds from the exercises of options to purchase common stock.
For the nine months ended January 31, 2017, financing activities used $3.7 million related to a $5.0 million payment made on the balance outstanding under the Company's Credit Facility and $0.2 million related to the exercise of stock options, partially offset by net contributions to the Company's Employee Stock Purchase Plan of $1.5 million.
For the nine months ended January 31, 2016, financing activities provided $2.8 million due to net contributions of $1.9 million to our Employee Stock Purchase Plan and proceeds of $0.9 million related to the exercise of options.
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

Critical Accounting Policies and the Use of Estimates
Preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, filed on June 20, 2016 describe the significant accounting estimates and policies used in the preparation of our condensed consolidated financial statements. Actual results in these areas could differ from management’s estimates. With the exception of the addition of the Company's goodwill impairment policy as disclosed below, during the nine months ended January 31, 2017, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, filed on June 20, 2016.
Goodwill Impairment
In accordance with ASC Topic 350, “Intangibles-Goodwill and Other”, we evaluate goodwill for impairment annually in the fourth fiscal quarter, or more frequently if indicators of potential impairment arise, using the two-step method. Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in customer demand or business climate, significant underperformance relative to historical or projected future operating results, a significant reduction in our stock price for a sustained period or a reduction of our market capitalization relative to the carrying value.
We perform step one of our test for impairment of goodwill by estimating and comparing the fair value of the Company’s single reporting unit to its carrying value as of that date. We estimate fair value of our single reporting unit using a market approach, which includes consideration of the Company's market capitalization. If the fair value of our single reporting unit is less than its carrying value, we perform the second step of the test for impairment of goodwill in which we compare the implied fair value of our reporting unit's goodwill with the carrying value of that goodwill. The estimate of implied fair value of goodwill may require estimated fair values of individual assets and liabilities of the reporting unit, together with an estimate of the fair value of the reporting unit taken as a whole. If the carrying value of the goodwill exceeds the calculated implied fair value, the excess amount will be recognized as an impairment loss.
The estimates we make in determining the fair value of our reporting unit involve the application of judgment, which could affect the timing and size of any future impairment charges. No goodwill impairment charges were recorded for any of the periods presented.
Recent Accounting Pronouncements
Simplifying the Accounting for Goodwill Impairment

In January 2017, the FASB issued Accounting Standards Update 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment,” (“ASU 2017-04”), which removes step two of the two-step quantitative goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be calculated as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted, and applied prospectively. We do not expect ASU 2017-04 to have a material impact on our consolidated financial statements.
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued Accounting Standards Update 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," (“ASU 2016-15”) to clarify and provide specific guidance on eight cash flow classification issues that are not addressed by current GAAP and thereby reduce the current diversity in practice. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and requires retrospective adoption. We do not expect the adoption to have a material impact on our consolidated financial statements and may consider early adoption, which is permitted in any interim or annual period.

Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued Accounting Standards Update 2016-09, "Improvements to Employee Share-Based Payment Accounting," (“ASU 2016-09”) which requires excess tax benefits and tax deficiencies to be recorded in the income statement. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows entities to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the cash flow statement, and provides an accounting policy election to account for forfeitures as they occur. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and early adoption is permitted. We do not expect the adoption to have a material impact on our consolidated financial statements
Leases (Topic 842)
In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases (Topic 842),” (“ASU 2016-02”) which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard must be adopted using a modified retrospective approach and early adoption is permitted. As a result of this new standard, we expect to record a lease commitment liability and corresponding asset for most of our leases. We are currently evaluating the full impact the adoption of ASU 2016-02 will have on our consolidated financial statements.
Intangibles – Goodwill and Other – Internal Use Software
In April 2015, the FASB issued accounting Standards Update 2015-05, “Intangible-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” (“ASU 2015-05”) which provides guidance to customers with cloud computing arrangements that include a software license. If a cloud computing arrangement includes a software license, the customer is required to account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 does not change the accounting for a customer’s accounting for service contracts. As a result of the ASU 2015-05, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The standard allows for retrospective or prospective adoption. We adopted this updated guidance effective fiscal year 2017. Adoption of this guidance did not have a material impact on our consolidated results of operations, financial position or liquidity.
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
Revenue
In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”) which provides updated, comprehensive revenue recognition guidance for contracts with customers, including a new principles-based five step framework that eliminates much of the industry-specific guidance in current accounting literature. Under ASU 2014-09, revenue recognition is based on a core principle that companies recognize revenue in an amount consistent with the consideration it expects to be entitled to in exchange for the transfer of goods or services. The standards update also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of recognized revenue. Since ASU 2014-09 was issued, several additional ASUs have been issued and incorporated within FASB Accounting Standards Codification 606 ("ASC 606") to clarify various elements of the guidance, including Accounting Standards Update 2015-14, "Revenue from Contracts with Customers," ("ASU 2015-14") which defers the effective date of ASU 2014-09 by one year. In accordance with the deferral, updated guidance will be effective for our fiscal year ending April 30, 2019, including interim periods within that reporting period. Early adoption is permitted for annual periods beginning after December 15, 2016, the original effective date of ASU 2014-09. We are in the process of assessing the adoption methodology, which allows the amendment to be applied retrospectively to each prior period presented, or with the cumulative effect recognized as of the date of initial application. While we are still evaluating the full impact of the pending adoption of ASU 2014-09 and related amendments on our consolidated financial statements, we have identified certain anticipated impacts based on our preliminary review of the standard. Specifically, under the new standard we will be required to capitalize certain sales commissions that are directly related to the acquisition of customers, which we currently expense. In addition, we have identified certain contract specific terms for which the timing of revenue recognition may be impacted by the new standard.
We have reviewed other new accounting pronouncements that were issued as of January 31, 2017 and do not believe these pronouncements are applicable to the Company, or that they will have a material impact on our financial position or results of operations.

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
We assess the market risk of changes in foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings of a hypothetical 10% change in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The effect of an immediate 10% adverse change in exchange rates on foreign currency denominated monetary assets and liabilities, principally accounts receivable and intercompany balances, as of January 31, 2017, would be immaterial.
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
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2017. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2017.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended January 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BAZAARVOICE, INC.

Dated: March 1, 2017	/s/ James R. Offerdahl
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