Form 10-K
period 2017-04-30
Bazaarvoice Inc
filed 2017-06-16
CIK 1330421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing price of the Registrant’s Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was October 31, 2016, the aggregate market value of its shares (based on a closing price of $4.90 per share) held by non-affiliates was approximately $404 million. Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that controls, is controlled by, or is under common control of the Registrant were excluded in that such entities or persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s common stock outstanding as of June 9, 2017 was 84,287,847.
Documents incorporated by reference:
Certain portions, as expressly described in this Annual Report on Form 10-K, of the registrant’s Proxy Statement for the 2017 Annual Meeting of the Stockholders, to be filed within 120 days of April 30, 2017, are incorporated by reference into Part III, Items 10-14.

Bazaarvoice, Inc.

Special Note Regarding Forward Looking Statements
Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions, although not all forward-looking statements contain these words. Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to develop and launch new products and the market's acceptance of such new products;

•	our ability to retain and sell additional solutions to clients and satisfy their obligations and needs;

•	our ability to maintain pricing for our products and services;

•	our ability to attract new clients and launch without delays;

•	our ability to increase adoption of our platforms by our clients’ internal and external users;

•	our ability to protect our users’ information and adequately address security and privacy concerns;

•	our ability to maintain an adequate rate of growth and control expenses;

•	our ability to effectively execute and adapt our business model in a dynamic market;

•	our ability to reduce our cost structure and improve operating efficiencies;

•	our future expenses;

•	our ability to expand our network;

•	our ability to integrate clients, employees and operations of acquired companies into our business;

•	our ability to earn revenue on ads served based on data accumulated from our network;

•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;

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
Overview
Bazaarvoice was founded on the premise that the collective voice of the consumer is the most powerful marketing tool in the world. Our solutions and services allow our retailer and brand clients to understand that consumer voice and the role it plays in influencing purchasing decisions, both online and offline. Our solutions capture, manage and display consumer-generated content including ratings and reviews, questions and answers, customer stories, and social posts, photos, and videos. This content is syndicated and distributed across our clients' marketing channels, including category/product pages, search terms, brand sites, mobile applications, in-store displays and paid and earned advertising. This consumer-generated content enables our clients to generate more revenue, market share and brand affinity. Our solutions are designed to empower our clients to leverage insights derived from consumer-generated content to improve marketing effectiveness, increase success of new product launches, improve existing products and services, effectively scale customer support, decrease product returns, reach consumers when actively shopping via highly targeted audience advertising, and enable retailers to launch and manage on-site advertising solutions and site monetization strategies.
Consumers’ decisions to purchase products and services can be directly affected by other consumers' input, comments and opinions. Consumers often trust and rely on what other consumers say about a brand, product, or service, particularly if they consider the content to be authentic and credible. Consumer interaction through online social channels has significantly increased the volume and availability of online consumer-generated content about products and services, which is proven to have a significant and growing influence on both online and offline purchases. The rapid adoption of web-enabled mobile devices is further amplifying the impact of online consumer-generated content by making this content even easier, more convenient, and faster to generate and access. As a result, there has been a paradigm shift in retailer and brand marketing in response to this “connected economy” in which shared, collaborative relationships are networked between businesses, clients, and other influencers. Traditional methods are being disrupted and businesses are now seeking solutions that embrace online consumer-generated content to more effectively engage, influence, and tap into the collective power of consumers.
Our solutions, which are primarily provided via a software-as-a-service, or SaaS, platform, enable our clients to:

•
capture and display consumer-generated content, such as online ratings and reviews, photos, and questions and answers about specific products and services, which creates consumer confidence and increases conversion rates;

•	syndicate that consumer-generated content into our vast network of brand and retail clients where it can further influence online and in-store purchases;

•	understand consumer sentiment so our clients can respond to what consumers want; and

•	monetize the value of that content through targeted advertising based on online and offline shopping behavior.
Our Platforms and Solutions
Our products and services solve marketing challenges.
Bazaarvoice knows the issues and challenges marketers face in getting their products in front of the right people at the right time. Our products and solutions were created to solve these challenges by:

•
Enhancing brand and retailer preferences by providing highly relevant and trusted content at key points in the consumer's purchase journey, which increases purchase conversion both online and in-store;

•	Acquiring new customers by reaching one of the largest networks of shoppers in the world;

•	Driving loyalty by using shopper behavior to improve and personalize the customer experience; and

•	Building awareness by leveraging review content to enhance search engine optimization (“SEO”) and marketing performance.

These solutions can be broken down into two broad categories of products and services.
1) The Collection, Curation and Analysis of Consumer-Generated Content:
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
Content captured and managed by our Conversations platform may be used by our clients in their online websites, mobile-optimized websites, mobile applications, social networks, in-store kiosks, physical in-store displays, printed flyers, email and other forms of online and offline media.
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
2) The Distribution and Monetization of Consumer-Generated Content Collected by Our Clients:
Bazaarvoice Connections Solutions
Our Conversations clients are connected through our SaaS platform to form a syndication network. We offer network syndication and brand engagement solutions to facilitate the distribution of online consumer-generated content among our clients and to enable brands to directly interact with consumers on our retail clients’ websites to influence purchase decisions wherever they may take place.

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

Bazaarvoice Advertising
By leveraging shopper data in our network, our advertising platform enables our brands and retailers to place digital advertising directly to in-market shoppers, based on their behavior in reading reviews, interacting with product data pages and searching category pages.

Key products and features of our Advertising platform include:

•
Shopper Segments. We develop shopper profiles and sell targeted sets of shoppers to brand marketing departments, shopper marketing agencies and media agencies so they can effectively reach consumers while they are in the shopping environment.

•
Word of Mouth Advertisements. Provides brands with the ability to increase engagement with their advertising through the inclusion of authentic consumer sentiment. These “word of mouth” ad units can be used both on the Bazaarvoice Advertising network and throughout the web to create advertisements that are trusted, relevant and targeted.

•	Mobile Advertising. Bazaarvoice’s Advertising solution enables brands to reach consumers on their mobile devices.

•	Retail Site Monetization. Bazaarvoice Advertising has partnerships with major retail digital sites (desktop & mobile) to market to in-market shoppers on their behalf.

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
We believe we have a significant opportunity to accelerate the syndication of content across our network and increase the quantity and value of our shopper data profiles, which can provide significant monetization opportunities for our clients by utilizing our advertising and personalization solutions.
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
We plan to continue to make investments into our worldwide client services in an effort to improve the quality of our client’s experience with our solutions and thus continue to improve client retention. We believe that our ability to retain our active SaaS clients and expand their use of our solutions over time is an indicator of the long-term value of our client relationships.
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
Our Clients
We define an active SaaS client as an organization with which we have an annual, or longer, contract to provide one or more of our hosted social commerce solutions pursuant to which we are recognizing revenue as of the last day of the quarter, and we count organizations that are closely related as one active SaaS client, even if they have signed separate contractual agreements. We believe that our ability to increase our active SaaS client base is a leading indicator of our ability to grow revenue.
Due to the presentation of the PowerReviews business as discontinued operations, the number of active SaaS clients we disclose are from continuing operations only. As a result, our disclosure of active SaaS clients could include a common client for which we recognized recurring revenue who has organizations that have separate contractual agreements.
As of April 30, 2017, we served 1,494 active SaaS clients from continuing operations, including clients in the retail, consumer products, travel and leisure, technology, telecommunications, financial services, healthcare and automotive industries. No single client represented more than 10.0% of our revenue for the year ended April 30, 2017.
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

We host a number of sales and marketing events with current and prospective clients and opinion leaders for training, solutions demonstrations, and best practice sharing. These have included but aren’t limited to regional user group events, client dinners, industry event participation, SXSW panels and promotions and the Bazaarvoice Summit, an event for current and prospective clients to share insights.
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
We believe that continued investment in research and development is critical to the future success of our business. Historically, we have made substantial investments in research and development, and we plan to continue doing so in order to further differentiate ourselves from our competitors. In addition, we augment our full-time research and development staff with offshore third-party contractors located in Ukraine and India. Our research and development expenses were $40.1 million, $41.5 million and $37.7 million in fiscal years 2017, 2016 and 2015, respectively.
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
Our technology infrastructure has the ability to handle sudden bursts of activity for users over a short period of time with high levels of performance and reliability. We operate at a scale that routinely delivers more than 600 million consumer-generated content (“CGC”) impressions per day with peak activity of over 2 billion impressions per day.
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

Intellectual Property
Our intellectual property includes our patent applications, registered and unregistered trademarks and registered domain names. We believe that our intellectual property is an essential asset of our business and that our technology infrastructure currently gives us a competitive advantage. We rely on a combination of trademark, copyright and trade secret laws in the United States and the European Union, as well as contractual provisions, to protect our proprietary technology and assets. We currently have trademarks registered in the United States for our name and certain of the words and phrases that we use in our business. We also rely on copyright laws to protect software relating to our websites and our proprietary technologies, although we have not yet registered for copyright protection. We have registered numerous Internet domain names related to our business in order to protect our proprietary interests. As of April 30, 2017, we had 14 issued U.S. patents and 8 pending U.S. non-provisional patent applications. We also enter into confidentiality agreements with our employees and consultants and seek to control access to and distribution of our proprietary information in a commercially prudent manner.
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
Employees
As of April 30, 2017, we had 763 full-time employees. We also engage a number of independent contractors and consultants. We consider our current relationship with our employees to be good. None of our employees are represented by a labor union or is a party to a collective bargaining agreement.
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
On June 12, 2012, we acquired PowerReviews, Inc. (“PowerReviews”), a provider of social commerce solutions, for a total cash and stock purchase price of $150.8 million. On January 8, 2014, the U.S. District Court for the Northern District of California, San Francisco Division (the “Court”) ruled, in connection with a complaint filed by the U.S. Department of Justice (the “DOJ”), that our acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18. Under the terms of a Joint Stipulation with the DOJ (the "Joint Stipulation") and an Order to the Court, on June 4, 2014, we entered into a definitive agreement to divest all of the assets of PowerReviews, LLC, the successor to PowerReviews, to Wavetable Labs, LLC (“Wavetable”), which subsequently changed its name to PowerReviews, for $30.0 million in cash, $4.5 million which was held in escrow and subsequently released in fiscal 2016. As a result of the foregoing, PowerReviews revenues, related expenses and loss on disposal, net of tax, are components of “loss from discontinued operations, net of tax” in the consolidated statement of operations for all periods presented. On the consolidated balance sheets, the assets and liabilities of the discontinued operations of PowerReviews have been presented as ‘Assets held for sale’ and ‘Liabilities held for sale,’ respectively, as of April 30, 2014. The statement of cash flows is reported on a combined basis without separately presenting cash flows from discontinued operations. The discussion of our results of operations is based upon the results from our continuing operations unless otherwise indicated.
Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov.

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
We have incurred significant losses in each fiscal period since our inception in 2005. We experienced net losses of $15.9 million and $25.3 million during fiscal years 2017 and 2016, respectively. As of April 30, 2017, we had an accumulated deficit of $267.8 million which also includes losses from discontinued operations. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire clients. Expenses associated with the integration of the clients, employees and operations of acquired companies into our business could further delay our profitability. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest to grow our business and acquire clients, develop our platforms and develop new products and solutions. These efforts may prove more expensive and more difficult than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business are new and unproven, and any failure to increase our revenue or generate revenue from new products and solutions could prevent us from attaining or increasing profitability. Furthermore, to the extent we are successful in increasing our client base, we could also incur increased losses because costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. Additionally, we currently sell our products on a fixed price basis. However, many of the third-party costs associated with providing our products are subject to variable pricing. We cannot be certain that we will be able to attain or increase profitability on a client-by-client basis or on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.
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
In order for us to improve our operating results, it is important that our clients renew their agreements with us when the initial term expires and also purchase additional solutions from us. We offer most of our social commerce solutions primarily through subscription agreements and generally recognize revenue ratably over the related subscription period. Our clients have no renewal obligation after their initial term expires, and we cannot assure you that we will be able to renew agreements with our clients at the same or higher contract value or at all. Moreover, under specific circumstances, our clients may have the right to cancel their agreements with us before they expire, for example, in the event of an uncured breach by us, or our clients may seek to renegotiate the terms of their contract prior to its expiration. Additionally, pursuant to the terms contained in the Joint Stipulation with the DOJ, we have agreed that during the period beginning on the date we completed the sale of PowerReviews (July 2, 2014) and ending on the later of July 2, 2015 and the termination date of a client’s contract, we will allow existing Bazaarvoice clients as of July 2, 2014 to terminate their contract with us should they choose to use the ratings and reviews solution offered by PowerReviews. Similarly, our contracts with our advertising clients and covering certain of our social commerce solutions generally do not include long-term obligations requiring them to purchase our services and are often cancelable upon short or no notice and without penalty. Any decline in our client renewals or expansions would likely harm our future operating results, especially if we are unable to recognize sufficient revenue to offset related client acquisition costs prior to such termination or cancellation of our client agreements. If our clients, especially our larger clients, cancel their agreements, negotiate price concessions in their current agreements, do not renew their agreements, renew on less favorable terms to us or fail to purchase additional solutions, our revenue may decline, our ability to grow our revenue in the future could be adversely impacted and our operating results would likely be harmed. Our active client retention rates may decline in the future due to a variety of factors, including:

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
Our operating results may vary based on the impact on us or our clients of changes in the market for social commerce solutions or downturns in the global economy. In addition, the revenue growth and potential profitability of our business depends on marketing spending by companies in the markets we serve. To the extent that weak economic conditions cause our clients and potential clients to freeze or reduce their marketing budgets demand for our solutions may be negatively affected. Historically, economic downturns have resulted in overall reductions in marketing spending. If economic conditions deteriorate or do not materially improve, our clients and potential clients may elect to decrease their marketing budgets by deferring or reconsidering product purchases, which would limit our ability to grow our business and negatively affect our operating results. Additionally, the retail sector has also experienced numerous consolidations, restructuring, reorganizations, and other ownership changes in recent years, and we expect such changes will continue as a result of current economic conditions. Such actions could result in a reduction in the number of retailers that utilize our products, and the retailers that remain open may purchase fewer of our solutions and/or reduce the amount they spend on our solutions. As a result, there can be no assurance that consolidations, restructuring, reorganizations, or other ownership changes in the retail sector will not have a material adverse effect on our business.
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

Still further, advertising revenue is more unpredictable and variable than our revenue generated from our social commerce solutions, and is more likely to be adversely affected during economic downturns, as spending by advertisers tends to be cyclical in line with general economic conditions.
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
We host our solutions and serve our clients primarily from third-party data center facilities located in Texas, Virginia, Oregon and Ireland. We also utilize third-party services that deploy data centers worldwide. We do not control the operation of any of the third- party data center facilities we use. These facilities may be subject to break-ins, computer viruses, denial-of-service attacks, sabotage, acts of vandalism and other misconduct. They are also vulnerable to damage or interruption from power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes and similar events. As a result, we may in the future experience website disruptions, outages and other performance problems. Despite our efforts, the occurrence of any of these events and a decision by our third-party service providers to close their data center facilities without adequate notice or other unanticipated problems could result in loss of data as well as a significant interruption in the offering of our solutions and harm to our reputation and brand.

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

•
legal uncertainty regarding the application of unique local laws to social commerce solutions or a lack of clear precedent of applicable law, including, but not limited to, the current uncertainty related to the ability to transfer data from Europe to the United States as a result of the European Court of Justice's ruling invalidating the U.S. - EU Safe Harbor Framework and the uncertainty relating to the United Kingdom’s withdrawal from the European Union (referred to as the “Brexit”);

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
If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products and services similar to ours and our ability to compete effectively would be impaired. To protect our intellectual property, we rely on a combination of copyright, trademark, patent and trade secret laws, contractual provisions and technical measures. These protections may not be adequate to prevent our competitors from copying or reverse-engineering our technology and services to create similar offerings. The scope of patent protection, if any, we may obtain from our patent applications is difficult to predict and, if issued, our patents may be found invalid, unenforceable or of insufficient scope to prevent competitors from offering similar services. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors, subcontractors and collaborators to enter into confidentiality agreements, and we maintain policies and procedures to limit access to our trade secrets and proprietary information. These agreements and the other actions we take may not provide meaningful protection for our trade secrets, know-how or other proprietary information from unauthorized use, misappropriation or disclosure. Existing copyright and patent laws may not provide adequate or meaningful protection in the event competitors independently develop technology, products or services similar to our solutions. Even if such laws provide protection, we may have insufficient resources to take the legal actions necessary to protect our interests.
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
As of April 30, 2017, we had 14 issued U.S. patents and 8 pending U.S. non-provisional patent applications. We cannot be certain that any additional patents will be issued with respect to our patent applications. Any current or future patents issued to us may be challenged, invalidated or circumvented, may not provide sufficiently broad protection or may not prove to be enforceable inactions against alleged infringers. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.
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
We have been in the past, and in the future may be, subject to legal actions in the ordinary course of our operations, both domestically and internationally. See Note 15, Commitments and Contingencies, to the Notes to our Audited Consolidated Financial Statements of this Annual Report on Form 10-K for further description of these claim. There can be no assurances as to the favorable outcome of any litigation. An unfavorable outcome in any litigation matter against us could result in additional litigation. In addition, it can be costly to defend litigation and these costs could negatively impact our financial results.
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
Since our inception, we have generally experienced growth, which has increased the complexity of our operations. As our operations have expanded, we have grown from 640 full-time employees at April 30, 2012 to 763 full-time employees at April 30, 2017. We have increased the size of our client base from 782 active clients at April 30, 2012 to 1,494 active clients at April 30, 2017. The growth and increasing complexity have demanded, and will continue to demand, substantial resources and attention from our management. We expect to continue to hire more employees in the future as we grow our business. To manage the expected growth of our operations and personnel and to support financial reporting requirements as a public company, we will need to continue to improve our operational, financial, technology and management controls and our reporting systems and procedures. Further, to accommodate our expected growth we must continually improve and maintain our technology, systems and network infrastructure. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Our inability to expand our personnel and operations in an efficient manner could result in difficulty in acquiring new clients or retaining existing clients, declines in quality or client satisfaction, increases in expenses relative to our revenue and challenges in developing and introducing new solutions, any of which could adversely affect our operating results.
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
As of April 30, 2017, we had federal net operating loss carry-forwards of $213.9 million due to prior period losses, which expire beginning in 2026. We also have federal research tax credit carry-forwards of approximately $10.1 million that will begin to expire in 2026. As of April 30, 2017, we had state net operating loss carry-forwards of $122.2 million, which will begin expiring in fiscal year 2018, and research and development credits of approximately $4.0 million, of which a portion will begin expiring in 2033 and a portion will not expire. Realization of these net operating loss and research tax credit carry-forwards depends on many factors, including our future income. There is a risk that due to regulatory changes or unforeseen reasons our existing carry-forwards could expire or otherwise be unavailable to offset future income tax liabilities, which would adversely affect our operating results. In addition, under Section 382/383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards or other pre-change tax attributes to offset U.S. federal and state taxable income may be subject to limitations.
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
The price of our common stock could decline if there are substantial sales of our common stock in the public stock market. We had an aggregate of 84,287,847 outstanding shares of common stock as of June 9, 2017. Shares beneficially owned by our affiliates and certain employees are subject to volume and other restrictions under Rules 144 or 701 of the Securities Act, as well as our insider trading policy and any applicable 10b5-1 trading plan. Certain of our employees, including many of our executive officers, have entered into 10b5-1 trading plans providing for sales of shares of our common stock from time to time.
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
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) adopted by the Securities and Exchange Commission (“SEC”) for financial reporting in the United States. GAAP is subject to change by new and updated accounting pronouncements made by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, or other standard setting organizations recognized by the SEC. In particular, in May 2014, the FASB issued Topic 606, which supersedes nearly all existing revenue recognition guidance under GAAP. This new standard is effective for our interim and annual periods beginning May 1, 2018, and we expect the new standard to impact our accounting for commissions expenses and the timing of revenue recognition related to certain professional services. We are continuing to evaluate the impact of the adoption of this standard on our consolidated financial statements and our preliminary assessments are subject to change. Refer to Note 2 to the Notes to our Audited Consolidated Financial Statements of this Annual Report on Form 10-K for additional information on the new guidance and its potential impact on us. In addition, the SEC may change its interpretation of existing accounting standards, issue new rules and regulations or change the accounting principles required or accepted for financial reporting in the United States. Any of these changes could have a significant impact on our previously reported financial statements, our revenue, operating results, and financial position this period, or in the future, and the comparability and consistency of our financial results with other periods.
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
As a public company, we are also required, under Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be prevented or detected on a timely basis. In addition, since we are no longer an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, management’s report on the internal controls over financial reporting will be required to be attested to by our independent registered public accounting firm. We are required to disclose changes made in our internal control and procedures on a quarterly basis.
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
Our principal executive offices are located in Austin, Texas, where we lease approximately 137,615 square feet of office space under a lease that expires on June 13, 2026. This property serves as our headquarters and will be used for general office purposes. As of April 30, 2017, we maintained additional offices in New York, Chicago, United Kingdom, Australia, France, and Germany. In addition, the Company has virtual office space in Singapore and the Netherlands. We employ multiple data centers located in Texas, Virginia, Oregon and Ireland under hosting agreements with Rackspace U.S., Inc. d/b/a Rackspace Hosting, and Amazon Web Services. We believe our current and planned office facilities and data center space will be adequate for our needs through fiscal year 2018.

Item 3.	Legal Proceedings
For a description of our legal proceedings, see Note 15, Commitments and Contingencies, to the Notes to the Audited Consolidated Financial Statements of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price and Dividends
Our common stock was listed on the NASDAQ Global Market under the symbol “BV” from February 24, 2012 to January 31, 2013. Starting February 1, 2013, our stock has been listed on the NASDAQ Global Select Market. Prior to February 24, 2012, there was no public trading market for our common stock. As of June 9, 2017, we had 84,287,847 shares of common stock, $0.0001 par value, outstanding and 435 holders of record of such common stock. The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company.
The table below sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ for the periods indicated:

	High	Low
Year ended April 30, 2017:
Quarter ended July 31, 2016	$4.49	$3.30
Quarter ended October 31, 2016	$6.14	$3.71
Quarter ended January 31, 2017	$5.40	$4.30
Quarter ended April 30, 2017	$4.90	$3.80
Year ended April 30, 2016:
Quarter ended July 31, 2015	$6.56	$5.21
Quarter ended October 31, 2015	$5.65	$4.10
Quarter ended January 31, 2016	$4.90	$3.25
Quarter ended April 30, 2016	$3.74	$2.82
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

Performance Graph
The following graph compares the cumulative total stockholder return from February 24, 2012, the date our common stock commenced trading on the NASDAQ, through April 30, 2017, for our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index. The NASDAQ Computer Index is a market capitalization-weighted index that includes securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as Technology, excluding Telecommunications Equipment. We have assumed that dividends have been reinvested. The graph below assumes that $100 was invested on February 24, 2012, in each of our common stock, the stocks comprising the NASDAQ Composite Index and the stocks comprising the NASDAQ Computer Index.
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
The consolidated statements of operations data for the fiscal years ended April 30, 2017, 2016 and 2015 and the selected consolidated balance sheet data as of April 30, 2017 and 2016 are derived from our audited consolidated financial statements appearing in Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The consolidated statements of operations for the years ended April 30, 2014 and 2013 and the selected consolidated balance sheet data as of April 30, 2015, 2014 and 2013 are derived from audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of the results to be expected in the future, and our interim results are not necessarily indicative of the results to be expected for the full fiscal year.

	Year Ended April 30,
	2017	2016	2015	2014	2013
	(in thousands, except net loss per share data)
Consolidated Statements of Operations Data:
Revenue	$201,235	$199,766	$191,181	$168,145	$146,812
Cost of revenue (1)	76,403	76,867	69,906	52,905	47,350
Gross profit	124,832	122,899	121,275	115,240	99,462
Operating expenses:
Sales and marketing (1)	65,248	69,808	78,373	86,482	73,114
Research and development (1)	40,087	41,477	37,695	37,585	32,169
General and administrative (1)	31,952	30,398	30,507	26,370	30,990
Restructuring charges	2,202	1,575	—	—	—
Sales tax benefit	(3,341)	—	—	—	—
Acquisition-related and other	576	1,415	4,046	16,184	10,487
Amortization of acquired intangible assets	1,237	1,237	1,237	1,135	549
Total operating expenses	137,961	145,910	151,858	167,756	147,309
Operating loss	(13,129)	(23,011)	(30,583)	(52,516)	(47,847)
Total other expense, net	(2,259)	(2,290)	(2,527)	(830)	(828)
Loss from continuing operations before income taxes	(15,388)	(25,301)	(33,110)	(53,346)	(48,675)
Income tax expense (benefit)	553	38	54	(500)	(1,172)
Net loss from continuing operations	$(15,941)	$(25,339)	$(33,164)	$(52,846)	$(47,503)
Loss from discontinued operations, net of tax	—	—	(1,257)	(10,320)	(16,249)
Net loss applicable to common stockholders	$(15,941)	$(25,339)	$(34,421)	$(63,166)	$(63,752)
Net loss per share applicable to common stockholders:
Continuing Operations	$(0.19)	$(0.31)	$(0.42)	$(0.70)	$(0.69)
Discontinued Operations	—	—	(0.02)	(0.14)	(0.23)
Basic and diluted loss per share:	$(0.19)	$(0.31)	$(0.44)	$(0.84)	$(0.92)
Basic and diluted weighted average number of shares outstanding	83,051	80,859	78,645	75,564	69,336
Other Financial Data:
Adjusted EBITDA from continuing operations (2)	16,704	9,127	(2,437)	(17,922)	(19,660)

(1)	Includes stock-based expense as follows:

Cost of revenue	$1,734	$2,167	$1,517	$1,155	$677
Sales and marketing	2,996	2,956	3,923	4,496	3,033
Research and development	3,770	2,996	1,960	2,176	2,577
General and administrative	7,782	6,967	4,677	5,357	4,608
Stock-based expense	16,282	15,086	12,077	13,184	10,895

(2)
During the first quarter of fiscal 2017, we updated our definition of Adjusted EBITDA to enhance comparability between ourselves and our peers.  We define Adjusted EBITDA as generally accepted accounting principles (“GAAP”) net loss from continuing operations adjusted for stock-based expense (net of capitalized stock-based compensation related to development of internal-use software), contingent consideration related to acquisitions, depreciation and amortization (including amortization of capitalized internal-use software development costs), restructuring charges, sales tax refund, integration and other costs related to acquisitions, other non-business costs and benefits, income tax expense and other (income) expense, net.  Our prior definition of Adjusted EBITDA excluded amortization of capitalized internal-use software development costs from adjusted depreciation and amortization and included capitalized stock-based compensation in stock-based expense. All prior periods have been revised to conform to the current period definition of Adjusted EBITDA.

The following table presents a reconciliation of Adjusted EBITDA as previously defined to Adjusted EBITDA under the updated definition:

	Year Ended April 30,
	2017	2016	2015	2014	2013
	(in thousands)
Adjusted EBITDA, previous definition	$8,515	$1,218	$(8,680)	$(21,875)	$(21,862)
Add: Amortization of capitalized internal-use software development costs	8,684	8,397	6,844	4,594	2,465
Less: Capitalized portion of stock-based compensation	(495)	(488)	(601)	(641)	(263)
Adjusted EBITDA, current definition	$16,704	$9,127	$(2,437)	$(17,922)	$(19,660)
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
We believe Adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

•
Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items, such as stock-based compensation, depreciation and amortization, acquisition costs, restructuring charges, income tax expense and other income, net, that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;

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

The following table presents a reconciliation of net loss from continuing operations, the most comparable GAAP measure, to Adjusted EBITDA from continuing operations for each of the periods indicated:

	Year Ended April 30,
	2017	2016	2015	2014	2013
	(in thousands)
GAAP net loss from continuing operations	$(15,941)	$(25,339)	$(33,164)	$(52,846)	$(47,503)
Stock-based compensation	16,282	15,086	12,077	13,184	10,895
Contingent consideration related to acquisition (1)	—	—	—	(3,860)	(410)
Depreciation and amortization	14,139	14,062	12,453	9,086	5,787
Restructuring charges (2)	2,202	1,575	—	—	—
Sales tax refund (3)	(3,341)	—	—	—	—
Acquisition-related and other expense	576	1,415	4,046	16,184	10,487
Other stock-related expense (benefit) (4)	(25)	—	(430)	—	1,428
Income tax expense (benefit)	553	38	54	(500)	(1,172)
Total other expense, net	2,259	2,290	2,527	830	828
Adjusted EBITDA from continuing operations	$16,704	$9,127	$(2,437)	$(17,922)	$(19,660)

(1)	Contingent consideration related to acquisition includes the following:

	Year Ended April 30,
	2017	2016	2015	2014	2013
	(in thousands)
Revaluation of contingent consideration:
General and administrative	$—	$—	$—	$(3,270)	$(1,000)
Contingent consideration included in compensation expense:
General and administrative	—	—	—	(295)	295
Sales and marketing	—	—	—	(295)	295
Contingent consideration related to acquisition	$—	$—	$—	$(3,860)	$(410)
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

In April 2017, we reduced our sales expenses to better align with our growth expectations and reduced organization layers to streamline operations. Costs associated with these restructuring activities include severance and related payroll taxes.

Expenses recorded in restructuring for fiscal 2017 include $1.1 million related to the Company's fiscal 2017 restructuring plan and $1.1 million related to the Company's fiscal 2016 restructuring plan.
We exclude these restructuring charges from Adjusted EBITDA when reviewing our operating results as the charges do not represent normal, routine, cash operating expenses necessary to operate our business. In addition, the timing of restructuring charges, such as the ones described above, are unpredictable and the amount of the charges vary significantly across reporting periods and are not expected to continue indefinitely. We believe the exclusion of these charges from the Company's non-GAAP measures allows investors to supplement their understanding of the Company's short-term and long-term financial trends as we believe the items excluded are not indicative of our underlying ongoing and future performance.

(3)	During the fourth quarter of fiscal 2017 the Company received a $3.3 million Texas state sales tax refund related to prior tax years for certain purchases that are integral to the Company's products.

(4)
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

During the year ended April 30, 2017, we recorded a benefit of $0.5 million due to a reduction in previously recorded estimated tax liabilities that have exceeded the statute of limitations. This benefit was partially offset by a $0.5 million liability related to estimated employer contributions we expect to make on behalf of its employees related to 401(k) deferrals on employee stock-based compensation.

	Year Ended April 30,
	2017	2016	2015	2014	2013
	(in thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$52,494	$43,963	$54,041	$31,934	$25,045
Short term investments	38,689	50,682	52,730	40,700	70,290
Total deferred revenue	72,196	65,216	62,930	56,673	52,959
Total current assets	142,515	142,657	169,280	154,294	182,139
Total current liabilities	126,568	92,012	91,336	115,989	94,010
Total assets	321,955	328,282	342,961	327,270	341,943
Total liabilities	135,650	143,748	151,578	120,808	100,594
Total non-current liabilities	9,082	51,736	60,242	4,819	6,584
Total stockholders’ equity	186,305	184,534	191,383	206,462	241,349

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Item 1A: “Risk Factors.”
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
On June 12, 2012, we acquired PowerReviews, Inc. (“PowerReviews”), a provider of social commerce solutions, for a total cash and stock purchase price of $150.8 million. On January 8, 2014, the U.S. District Court for the Northern District of California, San Francisco Division (the “Court”) ruled, in connection with a complaint filed by the U.S. Department of Justice (the “DOJ”), that our acquisition of PowerReviews violated Section 7 of the Clayton Act, 15 U.S.C. Section 18. Under the terms of a joint stipulation with the DOJ and an order to the Court, on June 4, 2014, we entered into a definitive agreement to divest all of the assets of PowerReviews, LLC, the successor to PowerReviews, to Wavetable Labs, LLC (“Wavetable”), which subsequently changed its name to PowerReviews, for $30.0 million in cash, $4.5 million of which was held and subsequently released in fiscal 2016. As a result of the foregoing, PowerReviews revenues, related expenses and loss on disposal, net of tax, are components of “loss from discontinued operations, net of tax” in the consolidated statement of operations for fiscal 2015. The statement of cash flows is reported on a combined basis without separately presenting cash flows from discontinued operations. The discussion of our results of operations is based upon the results from our continuing operations unless otherwise indicated.
For the fiscal year ended April 30, 2017, through the continued enhancement and expansion of our social commerce solutions, we achieved growth in the number of active clients, which increased by 6.8% to 1,494 compared to the fiscal year ended April 30, 2016. Our revenue from continuing operations was $201.2 million for the fiscal year ended April 30, 2017, which represents a 0.7% increase from revenue from continuing operations of $199.8 million during the fiscal year ended April 30, 2016. Our revenue growth rate was impacted by price-based competition for our SaaS offerings, while revenue growth related to our advertising offerings increased 23% primarily as a result of increased sales related to our shopper advertising solutions.
For fiscal years 2017, 2016 and 2015, our net loss was $15.9 million, $25.3 million and $34.4 million, respectively, our Adjusted EBITDA from continuing operations was a gain of $16.7 million, a gain of $9.1 million and a loss of $2.4 million, respectively, and our cash flow provided by (used in) operating activities was $14.8 million, $19.7 million and $(16.6) million, respectively. For a reconciliation of net loss from continuing operations to Adjusted EBITDA from continuing operations, see footnote 2 under Item 6: “Selected Financial Data” of this Annual Report on Form 10-K.
As of April 30, 2017, we had 763 full-time employees compared to 756 full-time employees as of the same date last year.

While advertising sales increased 23% in fiscal 2017 compared to fiscal 2016, sales growth was below expectations. As a result, in April 2017 we reduced our sales expenses to better align with the Company's growth expectations and reduced organization layers to streamline operations. We recorded pre-tax charges of approximately $1.1 million related to these restructuring activities during the year ended April 30, 2017, consisting of severance and related costs. All charges expected to be incurred related to these restructuring activities were accrued in the fourth quarter of fiscal 2017 and are expected to be paid in the first quarter of fiscal 2018. Expenses recorded related to these restructuring activities are included in the "Restructuring charges" line item in our consolidated statement of operations. Management anticipates the changes described above will result in annualized pretax savings of approximately $4 to $5 million in fiscal 2018. See Note 9, Restructuring, to the Consolidated Financial Statements for further discussion regarding our restructuring activities.
During the fourth quarter of fiscal 2017, in conjunction with a Texas state sales tax audit, we received a $3.3 million sales tax refund from the State of Texas related to purchases integral to our product offerings that are not subject to Texas state sales tax. This benefit is included in the "Sales tax refund" line item in our statement of operations and relates to fiscal years 2013 through 2016. In addition, as a result of the favorable sales tax audit determination, sales tax expense was reduced $1.1 million in fiscal 2017 compared to fiscal 2016. A majority of this reduction is included in the "Cost of revenue" line item on the Company's statement of operations. See Note 15, Commitments and Contingencies, to the Consolidated Financial Statements for further discussion regarding the Texas state sales tax benefit.
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
The majority of our revenue is generated from the sale of SaaS subscriptions to our hosted social commerce solutions and related professional services. In connection with the acquisition of new clients, we incur and recognize significant upfront costs. These costs include sales and marketing costs, such as costs associated with generating client agreements, and sales commission expenses that are recognized fully in the period in which we execute a client contract. In addition, we incur implementation and other costs which are generally recognized in periods prior to recognizing revenue. We recognize SaaS subscription revenue ratably over the entire term of those contracts, which commences when the client is able to begin using our solution, and professional services revenue is recognized upon completion or as the services are rendered depending on the nature of the professional service. Although we expect each client to be profitable for us over the duration of our relationship, the costs we incur with respect to any client relationship may exceed revenue in earlier periods because we recognize those costs in advance of the recognition of revenue. As a result, an increase in the mix of new clients as a percentage of total clients will initially have a negative impact on our operating results. On the other hand, we expect that a decrease in the mix of new clients as a percentage of total clients will initially have a positive impact on our operating results. Additionally, some clients pay in advance of recognition of revenue and, as a result, our cash flow from these clients may exceed the amount of revenue recognized for those clients in earlier periods of our relationship. As we depend on third-party Internet-hosting providers to operate our business, increased computing and storage consumption by some of our customers can increase our hosting costs and impact our gross margins.
In addition, our solutions enable our clients to monetize the value of shopper data generated from our SaaS products through targeted advertising based on online and offline shopping behavior. Our advertising revenue is generated from client campaigns that are generally executed over a one to three month timeframe.
We invoice clients on varying billing cycles, including annually, semiannually, quarterly and monthly; therefore, our deferred revenue balance does not represent the total contract value of our non-cancelable subscription agreements. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription services described above and is recognized as the revenue recognition criteria are met. Backlog represents future billings under our non-cancelable subscription agreements that have not been invoiced or paid and; accordingly, not recorded in deferred revenue. Until such time as these amounts are invoiced or paid, they are not recorded in revenues, deferred revenue or elsewhere in our consolidated financial statements.
Backlog was approximately $112.7 million and $114.9 million as of April 30, 2017 and April 30, 2016, respectively. Of the $112.7 million backlog as of April 30, 2017, $28.6 million is not expected to be recognized as revenue in the next year. We expect that the amount of backlog relative to the total value of our contracts will change from year to year for several reasons, for example contract terms could change depending on the specific timing of customer renewals, renewals may occur in advance of the stated term, billing cycles of non-cancelable subscription agreements may vary or customer financial circumstances could change. Each of these could have a significant impact on disclosed unbilled deferred revenue and total contract value. Accordingly, we believe that backlog is not a reliable indicator of future revenues because of these fluctuations and we do not utilize backlog as a key management metric to evaluate our operating or financial performance and other business trends.
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

	Year Ended April 30,
	2017	2016	2015
	(in thousands, except number of clients and client retention rate)
Revenue:
SaaS	$191,056	$191,493	$182,125
Advertising	10,179	8,273	9,056
Total revenue	$201,235	$199,766	$191,181
Cash flow provided by (used in) operations (1)	$14,765	$19,717	$(16,566)
Number of active SaaS clients (period end)	1,494	1,399	1,331
SaaS revenue per active client (2)	$132.1	$140.3	$150.1
Active SaaS client retention rate (3)	82.8%	79.7%	83.9%
Total revenue per employee (4)	$265.0	$252.5	$238.8
Consumer Generated Content ("CGC") served (in millions) (5)	347,593	328,682	279,705

(1)	Cash flow provided by (used in) operations includes combined cash flows from continuing operations along with discontinued operations.

(2)	Calculated based on the average number of active SaaS clients for the period from continuing operations.

(3)	Calculated based on active SaaS client retention over a twelve month period from continuing operations.

(4)	Calculated based on the average number of full-time employees for the period.

(5)	The number of CGC served are exclusive of CGC served on either the PowerReviews enterprise platform or the Express platform.
Revenue
SaaS revenue consists primarily of fees from the sale of subscriptions to our hosted social commerce solutions, and we generally recognize revenue ratably over the related subscription period, which is typically from one to three years. SaaS revenue also includes professional services fees associated with providing expert services that educate and assist clients on the best use of our SaaS solutions as well as assist in the implementation of these solutions. Professional services revenue is recognized as the services are rendered. We regularly review our revenue and revenue growth rate to measure our success. We believe that trends in revenue are important to understanding the overall health of our marketplace, and we use these trends in order to formulate financial projections and make strategic business decisions.
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
Number of Active SaaS Clients
We define an active SaaS client as an organization with which we have an annual, or longer, contract to provide one or more of our hosted social commerce solutions pursuant to which we are recognizing revenue as of the last day of the quarter, and we count organizations that are closely related as one active client, even if they have signed separate contractual agreements.

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
CGC Served (previously referred to as SaaS Impressions)
We define CGC served as a single online word of mouth instance delivered to an end user’s web browser. We believe that in combination with our active client base, impressions delivered is an indicator of the reach of our network.
Key Components of Our Consolidated Statements of Operations
Revenue
We generate revenue principally from fixed commitment subscription contracts under which we provide clients with various services, including access to our hosted software platforms, as well as professional services fees associated with providing expert services that educate and assist clients on the best use of our SaaS solutions and assist in the implementation of these solutions. For agreements with multiple elements, we evaluate each element in the arrangement to determine whether it represents a separate unit of accounting and recognize the allocated revenue for each unit of accounting over the respective service period. We sell these services under contractual agreements for service terms that are generally one to three years in length. Clients typically commit to fixed rate fees for the service term. Any billings that do not meet the revenue recognition criteria are recorded as deferred revenue on our balance sheet. We invoice clients on varying billing cycles, including annually, quarterly and monthly; therefore, our deferred revenue balance does not represent the total contract value of our non-cancelable subscription agreements. Fees payable under these agreements are generally due in full within 30 to 90 days of invoicing and are non-refundable regardless of the actual use of the services and contain no general rights of return. No single client accounted for more than 10% of our revenue for the fiscal years ended April 30, 2017, 2016, and 2015.
We expect competitive pressure and price-based competition to continue to impact our SaaS revenue and client retention rates. Future SaaS revenue growth will be dependent upon our ability to sell new subscriptions while limiting the adverse impact of competitive pressures on revenue per client and client retention. We expect the improvements in our active SaaS client retention rate achieved in fiscal 2017 to have a positive impact on SaaS revenue growth in fiscal 2018.
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
We intend to continue to invest resources in our client services teams and in the capacity of our hosting service infrastructure due to increases in the volume of CGC served and, as we continue to invest in technology innovation through our research and development organization, we may see an increase in the amortization expense associated with capitalized internal-use software development. The level and timing of investment in these areas could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue in the future.
Operating Expenses
We classify our operating expenses into seven categories: sales and marketing; research and development; general and administrative; restructuring charges; sales tax refund; acquisition-related and other; and amortization of acquired intangible assets. In each category, our operating expenses consist primarily of personnel costs, program expenses, professional fees, travel-related expenses and an allocation of our general overhead expenses, as applicable.
Sales and marketing. Sales and marketing expenses consist primarily of personnel costs for our sales, marketing and business development employees and executives, including salaries, benefits, stock-based expense, bonuses and commissions earned by our sales personnel. Sales and marketing also includes non-personnel costs such as professional fees, an allocation of our general overhead expenses and the costs of our marketing and brand awareness programs. Our marketing programs include our Client Summits, regional user groups, corporate communications, public relations and other brand building and product marketing expenses. We expense sales commissions when a client contract is executed. We plan to continue investing in sales and marketing by focusing our marketing efforts on direct sales support and pipeline generation, which we believe will enable us to add new clients and increase penetration within our existing client base. For fiscal 2018 we expect sales and marketing expense to decrease year over year as compared to fiscal 2017 partially as a result of the restructuring activities described in the 'Overview' section above. Sales and marketing expense is expected to continue to be our largest operating expense for the foreseeable future.
Research and development. Research and development expenses consist primarily of personnel costs for our product development employees and executives, including salaries, benefits, stock-based expense and bonuses. Also included are non-personnel costs such as professional fees payable to third-party development resources and an allocation of our general overhead expenses. A substantial portion of our research and development efforts are focused on enhancing our software architecture and adding new features and functionality to our platforms to address social and business trends as they evolve. We are also incurring an increasing amount of expenses in connection with our efforts to leverage data that we and our clients collect and manage through the use of our solutions. We expect research and development expenses to remain relatively constant as a percentage of revenue in fiscal 2018.
General and administrative. General and administrative expenses consist primarily of personnel costs, including salaries, benefits, stock-based expense and bonuses for our administrative, legal, human resources, finance, accounting and information technology employees and executives. Also included are non-personnel costs, such as travel-related expenses, professional fees, bad debt expense and other corporate expenses, along with an allocation of our general overhead expenses. We will continue to incur incremental costs to meet the increased compliance requirements associated with being a public company. Those costs include increases in our accounting and legal personnel, additional consulting, legal, audit and tax fees, insurance costs, board of directors’ compensation and the costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act. General and administrative expenses as a percentage of revenue are expected to remain relatively consistent for fiscal 2018 compared to fiscal 2017.
Restructuring charges. In February 2016, we made the decision to suspend sales of our BV Local product, reduce our cost structure to improve operating efficiencies and align resources with our growth strategies. Costs associated with these restructuring activities include workforce reductions charges, and facilities charges related to the loss recorded on the sub-lease of excess office space at our headquarters. In addition, in April 2017 we reduced our sales expenses to better align with our growth expectations and reduced organization layers to streamline operations. We do not expect to record any additional significant charges related to these restructuring activities.
Sales tax refund. During the fourth quarter of fiscal 2017, in conjunction with a Texas state sales tax audit, we received a $3.3 million sales tax refund from the State of Texas related to purchases integral to our product offerings that are not subject to Texas state sales tax. The benefit included in this line item relates to fiscal years 2013 through 2016.
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

	Year Ended April 30,
	2017	2016	2015
	(in thousands)
Revenue	$201,235	$199,766	$191,181
Cost of revenue (1)	76,403	76,867	69,906
Gross profit	124,832	122,899	121,275
Operating expenses:
Sales and marketing (1)	65,248	69,808	78,373
Research and development (1)	40,087	41,477	37,695
General and administrative (1)	31,952	30,398	30,507
Restructuring charges	2,202	1,575	—
Sales tax refund	(3,341)	—	—
Acquisition-related and other	576	1,415	4,046
Amortization of acquired intangible assets	1,237	1,237	1,237
Total operating expenses	137,961	145,910	151,858
Operating loss	(13,129)	(23,011)	(30,583)
Total other expense, net	(2,259)	(2,290)	(2,527)
Loss from continuing operations before income taxes	(15,388)	(25,301)	(33,110)
Income tax expense	553	38	54
Net loss from continuing operations	$(15,941)	$(25,339)	$(33,164)
Other Financial Data:
Adjusted EBITDA from continuing operations (2)	$16,704	$9,127	$(2,437)
(1)

Includes stock-based expense as follows:
Cost of revenue	$1,734	$2,167	$1,517
Sales and marketing	2,996	2,956	3,923
Research and development	3,770	2,996	1,960
General and administrative	7,782	6,967	4,677

(2)
We define Adjusted EBITDA from continuing operations (“Adjusted EBITDA”) as generally accepted accounting principles (“GAAP”) net loss from continuing operations adjusted for stock-based compensation, contingent considerations related to acquisitions, depreciation and amortization, restructuring charges, integration and other costs related to acquisitions, other non-business costs and benefits, income tax expense and other (income) expense, net. Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. See Item 6: “Selected Financial Data” of this Annual Report on Form 10-K for a reconciliation of net loss from continuing operations to Adjusted EBITDA from continuing operations.

The following table sets forth our results of operations for the specified periods as a percentage of revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.
Consolidated Statements of Operations Data:

	Year Ended April 30,
	2017	2016	2015
Revenue	100.0%	100.0%	100.0%
Cost of revenue (1)	38.0	38.5	36.6
Gross profit	62.0	61.5	63.4
Operating expenses:
Sales and marketing (1)	32.4	34.9	40.9
Research and development (1)	19.9	20.8	19.7
General and administrative (1)	15.9	15.2	16.0
Restructuring charges	1.1	0.8	—
Sales tax benefit	(1.7)	—	—
Acquisition-related and other	0.3	0.7	2.1
Amortization of acquired intangible assets	0.6	0.6	0.7
Total operating expenses	68.5	73.0	79.4
Operating loss	(6.5)	(11.5)	(16.0)
Total other expense, net	(1.1)	(1.1)	(1.3)
Loss from continuing operations before income taxes	(7.6)	(12.6)	(17.3)
Income tax expense	0.3	—	—
Net loss from continuing operations	(7.9)%	(12.6)%	(17.3)%
Other Financial Data:
Adjusted EBITDA from continuing operations	8.3%	4.6%	(1.3)%
(1) Includes stock-based expense as follows:
Cost of revenue	0.9%	1.1%	0.8%
Sales and marketing	1.5%	1.5%	2.1%
Research and development	1.9%	1.5%	1.0%
General and administrative	3.9%	3.5%	2.4%
Comparison of Our Fiscal Years Ended April 30, 2017 and 2016
Revenue

	Year Ended April 30,
	2017	2016	% Change
	(dollars in thousands)
Revenue	$201,235	$199,766	0.7%
Our revenue increased $1.5 million, or 0.7%, for fiscal year 2017 compared to fiscal year 2016. The increase in revenue consisted of a $1.9 million, or 23%, increase in advertising revenue partially offset by a $0.4 million, or 0.2%, decrease in SaaS revenue.
The $0.4 million decrease in SaaS revenue, consisted primarily of a $14.3 million decrease in revenue generated from our existing active client base compared to fiscal year 2016, partially offset by a $13.9 million increase in revenue from new launches of active clients utilizing our platform and solutions since the prior year period. The decrease in SaaS revenue was primarily a result of lower revenue per active client due to competitive pressures, as well as negative impacts of foreign currency exchange rate fluctuation during fiscal 2017. SaaS revenue per active client (in thousands) was $132.1 for the year ended April 30, 2017 compared to SaaS revenue per active client (in thousands) of $140.3 for the year ended April 30, 2016. For fiscal year 2017, the Company had an active client retention rate of 82.8% compared to an active client retention rate of 79.7% for fiscal year 2016. Our client retention rates can be impacted due to a variety of reasons including, but not limited to, non-renewals and the cyclical and discretionary nature of marketing and advertising spending.
Advertising revenue increased $1.9 million due to increased demand for our shopper advertising solutions driven by campaigns for new clients and growth in expenditures from existing clients.

Cost of Revenue and Gross Profit Percentage

	Year Ended April 30,
	2017	2016	% Change
	(dollars in thousands)
Cost of revenue	$76,403	$76,867	(0.6)%
Gross profit	124,832	122,899	1.6
Gross profit percentage	62.0%	61.5%
Cost of revenue decreased $0.5 million, or 0.6%, for fiscal year 2017 compared to fiscal year 2016. The decrease in cost of revenue was primarily due to a decrease of $1.3 million in personnel-related expenses, including a $0.4 reduction in stock based compensation expense, as a result of decreased headcount. Cost of revenue also decreased for fiscal year 2017 as a result of a $1.0 million reduction in sales tax related to hosting fees and other services that are integral to our SaaS products (see further discussion in the "Overview" section above). These decreases were partially offset by a $1.2 million increase in third party software and hosting related costs and a $0.6 million increase in advertising platform costs related to the expansion of our advertising solutions.
Operating Expenses

	Year Ended April 30,
	2017		2016
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Sales and marketing	$65,248	32.4%	$69,808	34.9%	(6.5)%
Research and development	40,087	19.9	41,477	20.8	(3.4)
General and administrative	31,952	15.9	30,398	15.2	5.1
Restructuring charges	2,202	1.1	1,575	0.8	39.8
Sales tax refund	(3,341)	(1.7)	—	—	(100.0)
Acquisition-related and other	576	0.3	1,415	0.7	(59.3)
Amortization of acquired intangible assets	1,237	0.6	1,237	0.6	—
Total operating expenses	$137,961	68.5%	$145,910	73.0%	(5.4)%
Sales and marketing. Sales and marketing expenses decreased by $4.6 million, or 6.5%, for fiscal year 2017 compared to fiscal year 2016. For fiscal year 2017, personnel-related expenses decreased by $3.2 million as a result of a decrease in headcount related to the cessation of sales and marketing operations in our APAC offices, our restructuring activities initiated in February of fiscal 2016 and general sales efficiencies. The decrease in headcount also resulted in a $0.8 million decrease in travel expenses. In addition, other corporate expenses decreased by $0.6 million.
Research and development. Research and development expenses decreased by $1.4 million, or 3.4%, for fiscal year 2017 compared to fiscal year 2016 as a result of a $1.6 million decrease in personnel expenses related primarily to restructuring related headcount reductions (see "Restructuring charges" below and Note 9 to our consolidated financial statements for further discussion) which were partially offset by a corresponding $1.3 million decrease in capitalized research and development costs. In addition, professional fees decreased $0.4 million and other corporate expenses decreased by $0.7 million.
General and administrative. General and administrative expenses increased by $1.6 million, or 5.1% for fiscal year 2017 compared to fiscal year 2016 as a result of $1.1 million increase in stock-based compensation and an increase of $0.9 million in corporate bonus expense. These increases were partially offset by a $0.4 million decrease in other corporate expenses.
Restructuring charges. Restructuring charges increased $0.6 million, or 39.8% for fiscal year 2017 compared to fiscal year 2016 primarily as a result of $1.1 million of restructuring expenses incurred related to the Company's fiscal 2017 restructuring activities (as described in the "Overview" section above). In addition, during fiscal 2017, we incurred $1.1 million related to restructuring charges the Company committed to in fiscal 2016, which consisted primarily of impairment charges on leasehold improvements and furniture incurred as a result of the Company entering into a sub-lease for its San Francisco office during the second quarter of fiscal 2017 and workforce reductions charges. See Note 9, Restructuring Charges, to the Consolidated Financial Statements for further discussion regarding our restructuring activities.
Sales tax refund. During the fourth quarter of fiscal 2017, in conjunction with a Texas state sales tax audit, we received a $3.3 million sales tax refund from the State of Texas related to purchases integral to our product offerings that are not subject to Texas state sales tax. The benefit included in this line item relates to fiscal years 2013 through 2016.

Acquisition-related and other. Acquisition-related and other expenses decreased $0.8 million, or 59.3%, for fiscal year 2017 compared to fiscal year 2016. Acquisition-related and other consists primarily of legal and other advisory expenditures incurred to comply with our ongoing obligations from the divestiture of PowerReviews. These costs continue to decrease as our remaining obligations from the divestiture decline.
Amortization of acquired intangibles. Amortization for acquired intangible assets remained constant at $1.2 million for fiscal year 2017 and 2016. Amortization of acquired intangible assets represents amortization of acquired customer relationship intangible assets from FeedMagnet and Longboard Media.
Other Expense, Net

	Year Ended April 30,
	2017		2016
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Interest income	$629	0.3%	$412	0.2%	52.7%
Interest expense	(1,855)	(0.9)	(2,180)	(1.0)	(14.9)
Other expense	(1,033)	(0.5)	(522)	(0.3)	97.9
Total other expense, net	$(2,259)	(1.1)%	$(2,290)	(1.1)%	(1.4)%
Total other expense, net, remained consistent at $2.3 million for fiscal year 2017 compared to fiscal year 2016. Losses on transactions in foreign currencies, net of foreign currency hedges, increased approximately $0.4 million during the fiscal 2017. These losses were offset by a decrease in interest expense on the Company's revolving credit facility, as a result of payments of $10.0 million made on the outstanding balance of the revolver during fiscal 2017, and an increase in interest income.
Income Tax Expense

	Year Ended April 30,
	2017		2016
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Income tax expense	$553	0.3%	$38	—%	1,355.3%
Income tax expense increased by $0.5 million during fiscal 2017 compared to the same period in 2016 as a result of Texas franchise taxes and an increase in taxes due in foreign jurisdictions. See Note 14 to our consolidated financial statements for a reconciliation between our actual tax rate and the federal statutory income tax rate.
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
Operating Expenses

	Year Ended April 30,
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Sales and marketing	69,808	34.9%	78,373	40.9%	(10.9)%
Research and development	41,477	20.8%	37,695	19.7%	10.0
General and administrative	30,398	15.2%	30,507	16.0%	(0.4)
Restructuring Charges	1,575	0.8%	—	—%	100.0
Acquisition-related and other	1,415	0.8%	4,046	—%	(65.0)
Amortization of acquired intangible assets	1,237	0.6%	1,237	0.7%	—
Total operating expenses	$145,910	73.1%	$151,858	77.3%	(3.9)%
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
Other Expense, Net

	Year Ended April 30,
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Interest income	$412	0.2%	$95	—%	333.7%
Interest expense	(2,180)	(1.0)%	(1,451)	(0.8)%	50.2
Other expense	(522)	(0.3)%	(1,171)	(0.6)%	(55.4)
Total other expense, net	$(2,290)	(1.1)%	$(2,527)	(1.4)%	(9.4)%
Total other expense, net, decreased by $0.2 million for fiscal year 2016 compared to fiscal year 2015 primarily as a result of a $0.6 million decrease in foreign currency transaction losses and an increase in interest income of $0.3 million. This decrease was partially offset by an increase in interest expense on our revolving line of credit of $0.7 million.
Income Tax Expense (Benefit)

	Year Ended April 30,
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Income tax expense (benefit)	$38	—%	$54	—%	(29.6)%

Income tax benefit remained relatively constant for fiscal year 2016 and 2015. Our actual tax rate differs from the federal statutory rate primarily as a result of our valuation allowance, which is equal to the net deferred tax asset in the U.S. in excess of certain realizable state tax credits due to uncertainties regarding the realization of the deferred tax assets based on our lack of earning history. See Note 14 to our consolidated financial statements for a reconciliation between our actual tax rate and the Federal statutory income tax rate.

Liquidity and Capital Resources
Our principal source of liquidity at April 30, 2017 consisted of $91.2 million of cash and cash equivalents and short term investments. Cash and cash equivalents consist of cash, money market funds, commercial paper, corporate bonds and certificates of deposit. Our short-term investments consist of certificates of deposit, municipal bonds, commercial paper, U.S. Treasury notes and bonds that are a guaranteed obligation of the U.S. Government, corporate notes and corporate bonds. As of April 30, 2017, the amount of cash and cash equivalents held by foreign subsidiaries was $6.9 million. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
Our principal needs for liquidity include working capital requirements to fund our operations, capital expenditures, repaying our outstanding revolving line of credit and acquisitions. We believe that our available resources, including cash and cash equivalents, short term investments and the remaining balance available to us under our credit facility (see contractual obligations below), are sufficient to fund our liquidity requirements for at least the next 12 months regardless of whether the Company renews its Credit Facility.

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
Days sales outstanding (“DSO”) is calculated by dividing period end accounts receivable by average daily sales for the fiscal quarter. DSO was 77 days for the three months ended April 30, 2017 compared to 70 days for the three months ended April 30, 2016. Accounts receivable increased primarily as a result of an increase in the mix of annual and semi-annual billings.
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
The following table summarizes our cash flows for the periods indicated (including cash flows from discontinued operations):

	Year Ended April 30,
	2017	2016	2015
	(in thousands)
Net cash provided by (used in) operating activities	$14,765	$19,717	(16,566)
Net cash provided by (used in) investing activities	2,625	(17,665)	2,485
Net cash provided by (used in) financing activities	(8,214)	(11,973)	36,845
Net Cash Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of clients using our platforms and the amount and timing of client payments.
For fiscal year 2017, operating activities provided $14.8 million of cash after changes in our operating assets and liabilities, offsetting a net loss of $15.9 million. The net loss includes non-cash depreciation and amortization of $14.1 million, non-cash stock-based expense of $16.3 million and non-cash charges of $0.5 million related to the Company's loss on the sublease of its San Francisco office. The net loss also included a $3.3 million cash sales tax refund. In addition, cash from operations decreased $0.2 million as a result of a $2.2 million increase in operating assets partially offset by a $2.0 million increase in operating liabilities. The $2.2 million increase in operating assets was primarily driven by a $4.1 million increase in accounts receivable, partially offset by reductions in prepaid expenses and other current assets and other non-current assets. The $2.0 million increase in operating liabilities was primarily related to a $7.0 million increase in deferred revenue partially offset by decreases in accounts payable, accrued expenses and other liabilities due to the timing of cash payments.
For fiscal year 2016, operating activities provided $19.7 million of cash after changes in our operating assets and liabilities, offsetting a net loss of $25.3 million. The net loss includes non-cash depreciation and amortization of $14.1 million and non-cash stock-based expense of $15.1 million. Cash increased $15.0 million as a result of a $8.5 million reduction in operating assets and a $6.5 million increase in operating liabilities. The $8.5 million reduction in operating assets was primarily driven by a decrease in accounts receivable as a result of improved collections and a lower mix of advertising billings. The $6.5 million increase in operating liabilities was primarily related to a $6.2 million increase in other liabilities primarily as a result of increased deferred tenant improvement allowance and deferred rent related to our new corporate headquarters, an increase of $2.4 million in accounts payable and a $2.3 million increase in deferred revenue, partially offset by a decrease in accrued expenses and other current liabilities of $4.4 million.
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
For fiscal year 2017, investing provided $2.6 million, which was primarily the result of $56.3 million in maturities of short-term investments, partially offset by $44.6 million in purchases of short term investments and $9.1 million in purchases of property, equipment and capitalized internal-use software development costs. Purchases of property, equipment and capitalized internal-use software development costs consisted primarily of capitalized internal-use software development costs.
For fiscal year 2016, investing activities used $17.6 million, which was primarily the result of $61.8 million in purchases of short term investments and $24.0 million in purchases of property, equipment and capitalized internal-use software development costs, partially offset by proceeds from maturities of short-term investments of $63.7 million and proceeds of $4.5 million from the release of escrow funds associated with the sale of the PowerReviews business. Purchases of property and equipment increased in fiscal year 2016 primarily as a result of cash outlays on leasehold improvements and office equipment related to our new corporate headquarters which we moved into in December 2016.
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
For fiscal year 2017, financing activities used $8.2 million due to payments of $10.0 million on the outstanding balance of our revolving credit facility, partially offset by proceeds of $1.8 million from net contributions to our Employee Stock Purchase Plan.
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

The following table summarizes our future minimum payments under non-cancelable operating leases, debt principal payment, and debt interest payments as of April 30, 2017:

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Operating lease obligations (1)	$49,991	$6,859	$13,580	$11,753	$17,799
Principal debt obligations	32,000	32,000	—	—	—
Interest on debt obligations (2)	839	839	—	—	—
Contractual commitments (3)	1,475	1,369	106	—	—
Total	$84,305	$41,067	$13,686	$11,753	$17,799

(1)
Effective May 2016, the Company entered an agreement to sublet a portion of its headquarters, which expires in April 2019. In addition, in October 2016 the Company entered into an agreement to sublet its San Francisco office for the remainder of the lease term, which expires in April 2019. Operating lease obligations above do not include the impact of future rental income related to these subleases. Rental income is expected to be $1.0 million, $1.1 million and $0.6 million for fiscal years ended April 30, 2018, 2019 and 2020, respectively.

(2)	Future interest on debt obligations calculated using the interest rate effective as of April 30, 2017.

(3)
Contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included. In addition, Purchase orders are not included as they represent authorizations to purchase rather than binding agreements.

We do not have any material capital lease obligations and all of our property, equipment and software has been purchased with cash.
We have non-cancelable operating lease obligations related to our office space, the largest of which is for our headquarters in Austin, Texas. On November 13, 2014, we entered into a lease (the “Lease”), pursuant to which we lease approximately 137,615 square feet of office space in Austin, Texas. This serves as the headquarters of the Company and is used for general office purposes. The term of the Lease commenced on December 14, 2015 (the “Commencement Date”) and terminates approximately ten years and six months after the Commencement Date. The Company has the option to extend the term of the Lease for up to two successive periods of five years each and the Company was required to obtain a stand by letter of credit of $8.0 million as a security deposit for the Lease. The expected lease payments for the original term are estimated to be approximately $3.8 million for fiscal year ended April 30, 2018, $3.9 million for fiscal year ended April 30, 2019, $4.0 million for the fiscal year ended April 30, 2020, $4.0 million for the fiscal year ended April 30, 2021, $4.1 million for the fiscal year ended April 30, 2022 and $16.5 million for the fiscal years ended April 30th thereafter.
On July 18, 2007, we entered into a loan and security agreement with Comerica Bank which was most recently amended and restated on November 21, 2014. The Amended and Restated Credit Facility (the “Credit Facility”) provides for a secured, revolving line of credit of up to $70.0 million, with a sublimit of $3.0 million for the incurrence of swingline loans and a sublimit of $15.0 million for the issuance of letters of credit. Availability under the Credit Facility was $28.1 million as of April 30, 2017. The revolving line of credit bears interest at the adjusted LIBOR rate plus 3.5%. In addition, we are required to pay an ongoing commitment fee of 0.5% on the full amount available to us under the Credit Facility, whether used or unused. We had letters of credit outstanding of $9.9 million as of April 30, 2017. The Credit Facility expires on November 21, 2017 with all advances immediately due and payable. During fiscal year 2017, we paid $10.0 million on the balance outstanding under its Credit Facility, reducing our outstanding debt to $32.0 million. We anticipate renewing our Credit Facility prior to November 2017.
The Credit Facility contains certain restrictive covenants that limit our and our subsidiaries’ ability to, among other things, incur additional indebtedness or guarantee indebtedness of others; make payments on additional indebtedness or make changes to certain agreements related to additional indebtedness; enter into hedging arrangements; create liens on our assets; make loans and investments; make capital expenditures; dispose of assets; store inventory and equipment with others; pay dividends or make distributions on, or purchase or redeem, our capital stock; enter into mergers or consolidations with or into other entities; undergo a change of control; engage in different lines of business; or enter into transactions with affiliates. The Credit Facility also contains numerous affirmative covenants, including covenants regarding, among other things, compliance with applicable laws and regulations, reporting, payment of taxes and other obligations, maintenance of insurance coverage, maintenance of bank and investment accounts with the financial institution and its affiliates, registration of intellectual property rights, and obtaining certain third-party consents and waivers. As of April 30, 2017, we were in compliance with all financial covenants contained in the Credit Facility.
Off-Balance Sheet Arrangements
Through April 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

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
We generate revenue primarily from sales of the following services:
Software as a Service (“SaaS”) Revenues:
SaaS revenue includes subscription fees from clients accessing the Company’s cloud-based social commerce solutions and application services pursuant to service agreements that are generally one to three years in length. Subscription and support revenue is recognized ratably over the term of the related agreement commencing upon the later of the agreement start date or when all revenue recognition criteria have been met. The client does not have the right to take possession of the software supporting the application service at any time, nor do the arrangements contain general rights of return.
Professional Service Revenues:
Professional services consist of fees associated with providing expert services that educate and assist clients on the best use of our solutions as well as assist in the implementation of the solutions. Professional services are not required for clients to utilize our solutions. Professional service contracts are offered on a time and material or project basis. Depending on the nature of the professional services, revenue is recognized upon completion or as the services are rendered.
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
Our deferred revenue increased to $72.2 million at April 30, 2017 compared to $65.2 million at April 30, 2016. We typically have a varying mix of monthly, quarterly, semiannual and annual billings from both new and existing clients, with average upfront billings of less than one year.
We sell our services under contractual agreements for service terms that are generally one to three years in length.
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
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to the Notes to our Audited Consolidated Financial Statements of this Annual Report on Form 10-K.

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
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations because of changes in foreign currency exchange rates, particularly changes in exchange rates between the U.S. dollar and the Euro and British Pound, the currencies of countries where we currently have our most significant international operations. On a historical basis, invoicing has largely been denominated in U.S. dollars; however; we expect an increasing proportion of our future business to be conducted in currencies other than U.S. dollars. Our expenses are generally denominated in the currencies of the countries in which our operations are located, with our most significant operations at present located in the United States, the United Kingdom, Germany, France and Australia.
We assess the market risk of changes in foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings of a hypothetical 10% change in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The effect of an immediate 10% adverse change in exchange rates on foreign currency denominated monetary assets and liabilities, principally accounts receivable and intercompany balances, as of April 30, 2017, would be immaterial.
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
BAZAARVOICE, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bazaarvoice, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Bazaarvoice, Inc. and its subsidiaries at April 30, 2017 and April 30, 2016, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2017). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP
Austin, Texas
June 16, 2017

Bazaarvoice, Inc.
Consolidated Balance Sheets
(in thousands, except shares and per share data)

	April 30
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$52,494	$43,963
Short-term investments	38,689	50,682
Accounts receivable, net of allowance for doubtful accounts of $1,260 and $2,362 as of April 30, 2017 and April 30, 2016, respectively	43,713	39,597
Prepaid expenses and other current assets	7,619	8,415
Total current assets	142,515	142,657
Property, equipment and capitalized internal-use software development costs, net	28,358	31,649
Goodwill	139,155	139,155
Acquired intangible assets, net	7,717	9,607
Other non-current assets	4,210	5,214
Total assets	$321,955	$328,282
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,310	$6,110
Accrued expenses and other current liabilities	20,602	23,167
Revolving line of credit	32,000	—
Deferred revenue	69,656	62,735
Total current liabilities	126,568	92,012
Long-term liabilities:
Revolving line of credit	—	42,000
Deferred revenue less current portion	2,540	2,481
Other liabilities, long-term	6,542	7,255
Total liabilities	135,650	143,748
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock – $0.0001 par value; 150,000,000 shares authorized, 84,487,847 shares issued and 84,287,847 shares outstanding as of April 30, 2017; 150,000,000 shares authorized, 82,269,748 shares issued and 82,069,748 shares outstanding at April 30, 2016	8	8
Treasury stock, at cost – 200,000 shares as of April 30, 2017 and April 30, 2016	—	—
Additional paid-in capital	455,755	437,239
Accumulated other comprehensive loss	(1,682)	(878)
Accumulated deficit	(267,776)	(251,835)
Total stockholders’ equity	186,305	184,534
Total liabilities and stockholders’ equity	$321,955	$328,282

The accompanying notes are an integral part of these consolidated financial statements.

Bazaarvoice, Inc.
Consolidated Statements of Operations
(in thousands, except net loss per share data)

	Year Ended April 30,
	2017	2016	2015
Revenue	$201,235	$199,766	$191,181
Cost of revenue	76,403	76,867	69,906
Gross profit	124,832	122,899	121,275
Operating expenses:
Sales and marketing	65,248	69,808	78,373
Research and development	40,087	41,477	37,695
General and administrative	31,952	30,398	30,507
Restructuring charges	2,202	1,575	—
Sales tax refund	(3,341)	—	—
Acquisition-related and other	576	1,415	4,046
Amortization of acquired intangible assets	1,237	1,237	1,237
Total operating expenses	137,961	145,910	151,858
Operating loss	(13,129)	(23,011)	(30,583)
Other income (expense), net:
Interest income	629	412	95
Interest expense	(1,855)	(2,180)	(1,451)
Other expense	(1,033)	(522)	(1,171)
Total other expense, net	(2,259)	(2,290)	(2,527)
Loss from continuing operations before income taxes	(15,388)	(25,301)	(33,110)
Income tax expense	553	38	54
Net loss from continuing operations	$(15,941)	$(25,339)	$(33,164)
Loss from discontinued operations, net of tax	—	—	(1,257)
Net loss applicable to common stockholders	$(15,941)	$(25,339)	$(34,421)
Net loss per share applicable to common stockholders:
Continuing operations	$(0.19)	$(0.31)	$(0.42)
Discontinued operations	—	—	(0.02)
Basic and diluted loss per share	$(0.19)	$(0.31)	$(0.44)
Basic and diluted weighted average number of shares outstanding	83,051	80,859	78,645

The accompanying notes are an integral part of these consolidated financial statements.

Bazaarvoice, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended April 30,
	2017	2016	2015
Net loss applicable to common stockholders	$(15,941)	$(25,339)	$(34,421)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(784)	(255)	(934)
Unrealized gain (loss) on investments	(20)	15	(32)
Total other comprehensive loss, net of tax	(804)	(240)	(966)
Comprehensive loss	$(16,745)	$(25,579)	$(35,387)

The accompanying notes are an integral part of these consolidated financial statements.

Bazaarvoice, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

	Common Stock		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at April 30, 2014	77,888	$8	(250)	$—	$398,201	$328	$(192,075)	$206,462
Issuance of common stock, net of issuance costs	—	—	50	—	—	—	—	—
Excess tax benefit related to stock-based expense	—	—	—	—	6	—	—	6
Stock-based compensation	—	—	—	—	12,802	—	—	12,802
Issuance of restricted stock awards	166	—	—	—	—	—	—	—
Exercise of stock options and vested restricted stock units	1,851	—	—	—	5,008	—	—	5,008
Shares issued under employee stock plans	441	—	—	—	2,492	—	—	2,492
Change in foreign currency translation adjustment	—	—	—	—	—	(934)	—	(934)
Change in unrealized gain on investments	—	—	—	—	—	(32)	—	(32)
Net loss applicable to common stockholders	—	—	—	—	—	—	(34,421)	(34,421)
Balance at April 30, 2015	80,346	$8	(200)	$—	$418,509	$(638)	$(226,496)	$191,383
Excess tax deficiency related to stock-based expense	—	—	—	—	(38)	—	—	(38)
Stock-based compensation	—	—	—	—	15,574	—	—	15,574
Issuance of restricted stock awards	242	—	—	—	—	—	—	—
Exercise of stock options and vested restricted stock units	1,022	—	—	—	849	—	—	849
Shares issued under employee stock plans	660	—	—	—	2,345	—	—	2,345
Change in foreign currency translation adjustment	—	—	—	—	—	(255)	—	(255)
Change in unrealized loss on investments	—	—	—	—	—	15	—	15
Net loss applicable to common stockholders	—	—	—	—	—	—	(25,339)	(25,339)
Balance at April 30, 2016	82,270	$8	(200)	$—	$437,239	$(878)	$(251,835)	$184,534
Excess tax deficiency related to stock-based expense	—	—	—	—	(155)	—	—	(155)
Stock-based compensation	—	—	—	—	16,777	—	—	16,777
Issuance of restricted stock awards	185	—	—	—	—	—	—	—
Exercise of stock options and vested restricted stock units	1,419	—	—	—	(115)	—	—	(115)
Shares issued under employee stock plans	614	—	—	—	2,009	—	—	2,009
Change in foreign currency translation adjustment	—	—	—	—	—	(784)	—	(784)
Change in unrealized gain on investments	—	—	—	—	—	(20)	—	(20)
Net loss applicable to common stockholders	—	—	—	—	—	—	(15,941)	(15,941)
Balance at April 30, 2017	84,488	$8	(200)	$—	$455,755	$(1,682)	$(267,776)	$186,305

The accompanying notes are an integral part of these consolidated financial statements.

Bazaarvoice, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended April 30,
	2017	2016	2015
Operating activities:
Net loss	$(15,941)	$(25,339)	$(34,421)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	14,139	14,062	12,453
Loss on disposal of discontinued operations, net of tax	—	—	1,537
Loss on sub-lease	501	546	—
Stock-based expense	16,282	15,086	12,201
Bad debt expense (recovery)	(63)	93	3,155
Excess tax benefit related to stock-based expense	—	—	(6)
Amortization of deferred financing costs	235	235	98
Other non-cash expense	(240)	73	151
Changes in operating assets and liabilities:
Accounts receivable	(4,053)	9,842	(13,589)
Prepaid expenses and other current assets	1,271	187	(165)
Other non-current assets	630	(1,531)	(177)
Accounts payable	(1,816)	2,401	(297)
Accrued expenses and other current liabilities	(2,491)	(4,428)	(1,165)
Deferred revenue	6,980	2,286	6,258
Other liabilities, long-term	(669)	6,204	(2,599)
Net cash provided by (used in) operating activities	14,765	19,717	(16,566)
Investing activities:
Proceeds from sale of discontinued operations	—	4,501	25,500
Purchases of property, equipment and capitalized internal-use software development costs	(9,098)	(23,982)	(11,438)
Decrease in restricted cash	—	—	500
Purchases of short-term investments	(44,574)	(61,834)	(82,770)
Proceeds from maturities of short-term investments	56,297	63,650	65,681
Proceeds from sale of short-term investments	—	—	5,012
Net cash provided by (used in) investing activities	2,625	(17,665)	2,485
Financing activities:
Proceeds from employee stock compensation plans	1,786	3,027	7,545
Proceeds from revolving line of credit	—	—	57,000
Payments on revolving line of credit	(10,000)	(15,000)	(27,000)
Deferred financing costs	—	—	(706)
Excess tax benefit related to stock-based expense	—	—	6
Net cash provided by (used in) financing activities	(8,214)	(11,973)	36,845
Effect of exchange rate fluctuations on cash and cash equivalents	(645)	(157)	(657)
Net change in cash and cash equivalents	8,531	(10,078)	22,107
Cash and cash equivalents at beginning of period	43,963	54,041	31,934
Cash and cash equivalents at end of period	$52,494	$43,963	$54,041
Supplemental disclosure of other cash flow information:
Cash paid for income taxes, net of refunds	$724	$1,071	$902
Cash paid for interest	$1,609	$2,132	$1,418
Supplemental disclosure of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable	$—	$180	$282
Asset retirement obligation costs incurred	$—	$100	$532
Capitalized stock-based compensation	$495	$488	$601

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
On July 2, 2014, the Company completed the sale of its PowerReviews business. The operating results of this business have been presented as discontinued operations for the fiscal years ended April 30, 2015. The statement of cash flows is reported on a combined basis without separately presenting cash flows from discontinued operations. All other disclosures and amounts in the notes to the consolidated financial statements relate to the Company’s continuing operations, unless otherwise indicated.
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
Foreign Currency Translation
The U.S. dollar is the reporting currency for all periods presented. The functional currency of the Company’s foreign subsidiaries is generally the local currency. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average rate during the period. Equity transactions are translated using historical exchange rates. Adjustments resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in net loss for the period. The Company recognized net foreign currency gains (losses) of $(0.8) million, $(0.4) million and $(1.0) million for fiscal years 2017, 2016 and 2015, respectively.

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
Derivative contracts were not material to our operations or net income for the fiscal years ended April 30, 2017, 2016 and 2015. The Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.
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
The valuation techniques used to determine the fair value of our financial instruments having Level 2 inputs are valued using unadjusted, non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models. Our procedures include controls to ensure that appropriate fair values are recorded by a review of the valuation methods and assumptions. The Company did not hold any cash equivalents, restricted cash or short-term investments categorized as Level 3 as of April 30, 2017 or April 30, 2016.
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
Short-term Investments
Short-term investments which are classified as available-for-sale securities consist of certificates of deposit, municipal bonds, commercial paper, U.S. Treasury notes and bonds that are a guaranteed obligation of the U.S. Government, corporate notes and corporate bonds. The Company may or may not hold securities with stated maturities greater than one year until maturity. After consideration of its risks versus reward objectives, as well as its liquidity requirements, the Company may sell these securities prior to their stated maturities. As the Company views these securities as available to support current operations, it has classified all available-for-sale securities as short-term. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. For the periods presented, realized and unrealized gains and losses on short-term investments were not material. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other-than-temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment. There have been no impairment charges recognized related to short-term investments for the fiscal years ended April 30, 2017, 2016 or 2015.

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
The allowance for doubtful accounts was $1.3 million and $2.4 million at April 30, 2017 and 2016, respectively.
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
Comprehensive Loss
Comprehensive loss is comprised of net loss, unrealized investment gains and losses and foreign currency translation adjustments, net of tax. The accumulated comprehensive gain (loss) as of April 30, 2017, 2016 and 2015 was primarily due to unrealized gains (losses) on short-term investments and foreign currency translation adjustments.

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
No single client accounted for 10% or more of accounts receivable as of April 30, 2017 or April 30, 2016. No single client accounted for 10% or more of total revenue for fiscal years ended April 30, 2017, 2016 or 2015.
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
The Company generates revenue primarily from sales of the following services:
Software as a Service (“SaaS”) Revenue:
SaaS revenue includes subscription fees from clients accessing the Company’s cloud-based social commerce solutions and application services pursuant to service agreements vary in length from one to three years. Subscription and support revenue is recognized ratably over the term of the related agreement commencing upon the later of the agreement start date or when all revenue recognition criteria have been met. The client does not have the right to take possession of the software supporting the application service at any time, nor do the arrangements contain general rights of return.
Professional Service Revenue:
Professional services consist of fees associated with providing expert services that educate and assist clients on the best use of the Company’s solutions as well as assist in the implementation of the solutions. Professional services are not required for clients to utilize the Company’s solutions. The Company's professional services contracts are offered a time material or project basis. Depending on the nature of the professional services, revenue is recognized upon completion or as the services are rendered.
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
Stock-Based Expense
The Company records stock-based expense based upon the fair value for all stock options and restricted stock issued to all persons to the extent that such options or restricted stock vest. The fair value of each stock option is calculated using the Black-Scholes option pricing model. The Company recognizes stock-based expense on a straight-line basis over the respective vesting period, net of estimated forfeitures. The Company includes an estimated effect of forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of the awards. The Company recognizes stock-based expense for shares issued pursuant to its Employee Stock Purchase Plan (“ESPP”) on a straight-line basis over the offering period of six months. Stock-based expense was $16.3 million, $15.1 million and $12.2 million for the years ended April 30, 2017, 2016 and 2015, respectively.
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
Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued Accounting Standards Update 2016-09, "Improvements to Employee Share-Based Payment Accounting," (“ASU 2016-09”) which requires excess tax benefits and tax deficiencies to be recorded in the income statement. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows entities to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the cash flow statement, and provides an accounting policy election to account for forfeitures as they occur. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and early adoption is permitted. The Company will adopt ASU 2016-09 beginning in the first quarter of fiscal 2018 and has elected to account for forfeitures as they occur rather than using an estimated forfeiture rate. The Company does not expect the adoption of ASU 2016-09 to have a material impact on its consolidated financial statements.
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
Intangibles – Goodwill and Other – Internal Use Software
In April 2015, the FASB issued Accounting Standards Update 2015-05, “Intangible-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” (“ASU 2015-05”) which provides guidance to customers with cloud computing arrangements that include a software license. If a cloud computing arrangement includes a software license, the customer is required to account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 does not change the accounting for a customer’s accounting for service contracts. As a result of the ASU 2015-05, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The updated guidance was effective for annual periods beginning after December 15, 2015 with early adoption permitted. The standard allows for retrospective or prospective adoption. The Company adopted this updated guidance effective fiscal year 2017. Adoption of this guidance did not have a material impact on our consolidated results of operations, financial position or liquidity.
Presentation of Financial Statements - Going Concern (Subtopic 205-40)
In August 2014, the FASB issued Accounting Standards Update 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern,” (“ASU 2014-15”) which sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. The updated guidance was effective for annual periods ending after December 15, 2016 with early adoption permitted. The Company adopted ASU 2014-15 and performed its evaluation during the fourth quarter of its fiscal year ended April 30, 2017. As a result of this evaluation, the Company does not have substantial doubt about its ability to continue as a going concern.
Revenue (Topic 606)
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
While the Company is still evaluating the full impact of the pending adoption of ASU 2014-09 and related amendments on its consolidated financial statements, the Company anticipates adopting the standard using the modified retrospective methodology in the first quarter of fiscal 2019, with the cumulative effect of adoption recognized as of the date of initial application. Additionally, the Company has identified the following areas of anticipated impact based on its preliminary review of the standard:

•
Under the new standard the Company will be required to capitalize certain sales commissions that are incremental in obtaining the contract and amortize over the period of benefit. These costs are currently expensed.

•	Significantly enhanced financial statement disclosures related to revenue, including information related to the allocation of transaction price across undelivered performance obligations.
The Company has reviewed other new accounting pronouncements that were issued as of April 30, 2017 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.

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
Results from discontinued operations were as follows (in thousands):

	Year Ended April 30,
	2017	2016	2015
Revenues from discontinued operations	$—	$—	$2,535
Income from discontinued operations before income taxes	$—	$—	$303
Income tax expense	—	—	23
Net income from discontinued operations	—	—	280
Loss on disposal of discontinued operations, net of tax	—	—	(1,537)
Loss from discontinued operations, net of tax	$—	$—	$(1,257)

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
As of April 30, 2017 there were no ‘assets held for sale’ as the divestiture of the PowerReviews business was completed on July 2, 2014. The $4.5 million held in escrow was released during the fiscal year ended April 30, 2016, and the Company received no claims for indemnification under the definitive agreement.

4. Fair Value of Financial Assets and Liabilities
The following table summarizes the Company’s cash and cash equivalents as of April 30, 2017 and April 30, 2016 (in thousands):

	April 30, 2017	April 30, 2016
Demand deposit accounts	$46,164	$38,692
Money market funds	3,532	922
Commercial paper	2,798	4,349
Total cash and cash equivalents	$52,494	$43,963
The following table summarizes the Company’s short-term investments as of April 30, 2017 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$1,930	$—	$—	$1,930
Commercial paper	4,206	—	—	4,206
U.S. Treasury securities	8,705	—	(5)	8,700
U.S. government agency debt securities	16,733	—	(15)	16,718
Corporate debt securities	7,144	—	(9)	7,135
Total short-term investments	$38,718	$—	$(29)	$38,689
The following table summarizes the Company’s short-term investments as of April 30, 2016 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$7,090	$—	$(1)	$7,089
Commercial paper	4,043	—	—	4,043
U.S. Treasury securities	8,764	—	—	8,764
U.S. government agency debt securities	24,841	4	(9)	24,836
Corporate debt securities	5,954	1	(5)	5,950
Total short-term investments	$50,692	$5	$(15)	$50,682

Realized and unrealized gains and losses on short-term investments were not material for the fiscal years ended April 30, 2017, 2016 and 2015. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other-than-temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment. There have been no impairment charges recognized related to short-term investments for the fiscal years ended April 30, 2017 and 2016.
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
The following table summarizes the fair value of the Company’s financial assets and liabilities that were measured on a recurring basis as of April 30, 2017 and April 30, 2016 (in thousands):

	Fair Value Measurements at April 30, 2017				Fair Value Measurements at April 30, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,532	$—	$—	$3,532	$922	$—	$—	$922
Commercial paper	—	2,798	—	2,798	—	4,349	—	4,349
Total cash equivalents	3,532	2,798	—	6,330	922	4,349	—	5,271
Short-term investments:
Certificates of deposit	—	1,930	—	1,930	—	7,089	—	7,089
Commercial paper	—	4,206	—	4,206	—	4,043	—	4,043
U.S. Treasury securities	8,700	—	—	8,700	8,764	—	—	8,764
U.S. government agency securities	16,718	—	—	16,718	24,836	—	—	24,836
Corporate securities	—	7,135	—	7,135	—	5,950	—	5,950
Total short-term investments	25,418	13,271	—	38,689	33,600	17,082	—	50,682
Total assets	$28,950	$16,069	$—	$45,019	$34,522	$21,431	$—	$55,953
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

5. Property, Equipment and Capitalized Internal-Use Software Development Costs
Property and equipment, including capitalized internal-use software development costs, consisted of the following (in thousands):

	April 30
	2017	2016
Computer equipment	$3,691	$3,207
Furniture and fixtures	3,657	3,801
Office equipment	3,119	3,170
Software	963	963
Capitalized internal-use software development costs	47,574	39,571
Leasehold improvements	13,053	12,762
Property, equipment and capitalized internal-use software development costs	72,057	63,474
Less: accumulated depreciation and amortization	(43,699)	(31,825)
Property, equipment and capitalized internal-use software development costs, net	$28,358	$31,649
Depreciation and amortization relating to the Company’s property and equipment for the years ended April 30, 2017, 2016 and 2015 was $3.6 million, $3.8 million and $3.7 million, respectively. Amortization related to the Company’s capitalized internal-

use software development costs for the years ended April 30, 2017, 2016 and 2015 was $8.7 million, $8.4 million and $6.8 million, respectively.

6. Goodwill
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
As of April 30, 2017 and April 30, 2016, the Company had goodwill in the amount of $139.2 million. The Company did not recognize any goodwill impairment during fiscal year 2017, 2016 or 2015. There have been no acquisitions of goodwill during the fiscal years ended April 30, 2017 and 2016.

7. Acquired Intangible Assets, net
The Company evaluates the recoverability of its long-lived assets for impairment when indicators of potential impairment arise. The Company did not recognize any impairment of its acquired intangible assets during fiscal year 2017, 2016 or 2015.
Acquired intangible assets, net, as of April 30, 2017 and April 30, 2016 for continuing operations are as follows (in thousands):

	April 30, 2017			April 30, 2016
	Gross Fair Value	Accumulated Amortization	Net Book Value	Gross Fair Value	Accumulated Amortization	Net Book Value
Customer relationships	$11,835	$(5,395)	$6,440	$11,835	$(4,158)	$7,677
Developed technology	3,265	(1,988)	1,277	3,265	(1,335)	1,930
Total	$15,100	$(7,383)	$7,717	$15,100	$(5,493)	$9,607
The amortization of customer relationships is recorded as amortization expense and the amortization for developed technology is recorded in cost of revenue. For the years ended April 30, 2017, 2016 and 2015, the Company incurred amortization expense of acquired intangible assets of $1.9 million, $1.9 million and $1.9 million, respectively.
The following table presents our estimate of future amortization expense for definite-lived intangible assets (in thousands):

Fiscal period:	Amount
2018	$1,890
2019	1,856
2020	1,130
2021	1,130
2022	1,130
Thereafter	581
Total	$7,717

8. Accrued Expenses and Other Current Liabilities
Accrued liabilities, including other liabilities, consisted of the following (in thousands):

	April 30
	2017	2016
Accrued compensation	$11,950	$9,819
Accrued taxes	582	1,886
Accrued revenue share	3,006	3,883
Customer credit balances	401	706
Accrued other liabilities	4,663	6,873
Total accrued expenses and other current liabilities	$20,602	$23,167
The Company has signed leases for office premises at various locations, including its headquarters in Austin, Texas, and has received rent-free periods and reimbursement for tenant improvements as lease incentives. These incentives have been recorded as lease incentive liabilities and are being amortized over the term of the lease as a reduction to rent expense. As of April 30, 2017, $0.7 million of lease incentive liabilities was included as deferred rent within accrued other liabilities and $5.7 million was included in other liabilities, long-term. As of April 30, 2016, $0.7 million of lease incentive liabilities was included within deferred rent and $6.3 million was included in other liabilities, long-term.

9. Restructuring Charges

Fiscal 2016 Restructuring

In February 2016, the Company made the decision to suspend sales of its BV Local product, reduce its cost structure to improve operating efficiencies and align resources with its growth strategies. Costs associated with these restructuring activities included workforce reduction charges, and facilities charges related to the loss recorded on the sub-lease of excess office space at the Company's headquarters.
The Company recorded pre-tax charges of approximately $1.1 million and $1.6 million related to the fiscal 2016 plan for the years ended April 30, 2017 and 2016, respectively, consisting primarily of a loss on the sublease of the Company's San Francisco office which commenced in August 2016, a loss on sublease of the first floor of our corporate headquarters which the Company began sub-leasing on May 1, 2016 and severance and related costs. The Company has recorded charges of $2.7 million to date and does not expect to record any additional significant charges related to this restructuring.
Fiscal 2017 Restructuring

In April 2017, the Company reduced its advertising sales expenses to better align with the Company's growth expectations and reduced organization layers to streamline operations. The Company recorded pre-tax charges of approximately $1.1 million related to the fiscal 2017 restructuring during the year ended April 30, 2017, consisting of severance and related costs. All charges expected to be incurred related to the fiscal 2017 restructuring were accrued in the fourth quarter of fiscal 2017 and are expected to be paid in the first quarter of fiscal 2018.
As of April 30, 2017, 2016 and 2015, the accrued liability associated with the Company's restructuring activities consisted of the following (in thousands):

	Workforce Reduction	Excess Facilities	Total
	(in thousands)
Balance at April 30, 2015	$—	$—	$—
Restructuring charges	1,029	546	1,575
Payments	(532)	—	(532)
Balance at April 30, 2016	$497	$546	$1,043
Restructuring charges	1,567	635	2,202
Payments	(956)	(294)	(1,250)
Non-cash settlements of restructuring charges	—	(588)	(588)
Balance at April 30, 2017	1,108	299	1,407
Expenses recorded related to these restructuring activities are included in the "Restructuring charges" line item in our consolidated statement of operations.

10. Debt
Credit Facility
On July 18, 2007, the Company entered into a loan and security agreement with Comerica Bank which was most recently amended and restated on November 21, 2014. The Amended and Restated Credit Facility (the “Credit Facility”) provides for a secured, revolving line of credit of up to $70.0 million, with a sublimit of $3.0 million for the incurrence of swingline loans and a sublimit of $15.0 million for the issuance of letters of credit. Borrowings under the Credit Facility are collateralized by substantially all assets of the Company and of its U.S. subsidiaries. The revolving line of credit bears interest at the adjusted LIBOR rate plus 3.5%. Availability under the Credit Facility was $28.1 million as of April 30, 2017. The Company had letters of credit outstanding of $9.9 million as of April 30, 2017. The Credit Facility expires on November 21, 2017 with all advances immediately due and payable. The Company was in compliance with all covenants contained in the Credit Facility as of April 30, 2017.
The Company incurred $0.7 million of fees in connection with the Amended and Restated Credit Facility which were capitalized and are being amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the Credit Facility. The Company incurred amortization expense on deferred financing costs of $0.2 million, $0.2 million and $0.1 million for the fiscal years ended April 30, 2017, 2016 and 2015, respectively.
During fiscal year 2017 the Company paid $10.0 million on the balance outstanding under its Credit Facility, reducing the Company's outstanding debt to $32.0 million. The carrying value of the Company's debt approximates its fair value.
Subsequent to April 30, 2017 the Company paid $5.0 million on the balance outstanding under its Credit Facility, reducing the Company's outstanding debt to $27.0 million.

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

12. Stockholders’ Equity
2005 Stock Plan
On June 14, 2005, the Company adopted the Bazaarvoice, Inc. 2005 Stock Plan (the “2005 Plan”). The 2005 Plan provided in part that incentive and non-qualified stock options, as defined by the Internal Revenue Code of 1986, as amended, to purchase shares of the Company’s common stock could be granted to employees, directors and consultants. Stock purchase rights could also be granted under the 2005 Plan. The maximum term of options issued under the 2005 Plan is ten years. Options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest monthly thereafter. The Company’s ability to grant any future equity awards under the 2005 Plan was terminated in January 2012. As of April 30, 2017, options to purchase 475,879 shares of common stock were outstanding under the 2005 Plan. Accordingly, the Company has reserved 475,879 shares of common stock to permit the exercise of 2005 Plan options outstanding. The Company’s 2005 Plan will continue to govern the terms and conditions of outstanding equity awards that were granted under the 2005 Plan.

2012 Stock Plan
On January 17, 2012, the Company adopted the Bazaarvoice, Inc. 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan was adopted to replace the 2005 Plan and also gives the Company the ability to grant restricted stock and performance related stock. Under the 2012 Plan non-qualified and incentive stock options may be issued at an exercise price equal to at least 100% of the fair market value of the Company’s common stock at the option grant date. No portion of any stock option may be exercised after the expiration date. However, if an employee owns or is deemed to own more than 10% of the combined voting power of all classes of stock of the Company and a stock option is granted to such employee, the term of such stock option will be no more than five years from the date of grant or such shorter term as may be provided in the option agreement and the exercise price must be at least 110% of the fair market value on the date of grant. The maximum term of options issued under the 2012 Plan is ten years. Options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest monthly thereafter. The Company also grants restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) which generally vest annually over a three or four year period.
As of April 30, 2017, options to purchase 5,910,892 shares of common stock and 6,208,958 shares of restricted stock were outstanding under the 2012 Plan. As of April 30, 2017, a total of 6,692,386 shares of common stock were available for grant under the 2012 Plan. All equity awards granted following the Company’s initial public offering were granted under the 2012 Plan.
Employee Stock Purchase Plan (“ESPP”)
On January 17, 2012, the Company also adopted the Bazaarvoice, Inc. 2012 Employee Stock Purchase Plan. Under the Company’s ESPP, employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the first trading day of offering period or (ii) the last day of the offering period, subject to a plan limit on the number of shares that may be purchased in a purchase period. The offerings under the ESPP commenced, beginning with a six month offering period starting in March 2013. As of April 30, 2017, the Company has 2,820,145 shares of its common stock reserved for future issuance under this plan. As of April 30, 2017, $0.3 million has been held on behalf of employees for future purchases under the plan and is recorded in accrued expenses and other current liabilities. Employees purchased 613,504 shares of common stock at an average price of $3.27 in the fiscal year ended April 30, 2017.
Stock-Based Expense
The Company estimates the fair value of options granted using the Black-Scholes option pricing model. Since the Company was a private entity prior to our initial public offering in February 2012 with little historical data regarding the volatility of the common stock price, the Company bases the expected volatility on the historical volatility of comparable companies from a representative industry peer group. The expected volatility of options granted is determined using an average of the historical volatility measures of this peer group. The volatility for ESPP is based on the historical volatility of the Company. As allowed under current guidance, the Company has elected to apply the “simplified method” in developing the estimate of expected life for “plain vanilla” stock options by using the midpoint between the graded vesting period and the contractual termination date as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. However, ASC 718 Stock-based Compensation does not permit the use of the simplified method for options with performance conditions. The Company began granting performance stock options (“PSO”s) in fiscal year 2017. For these PSOs, the Company calculated the expected term using the historical exercise and post-vesting employment termination behavior of its employees. The Company has not paid and does not anticipate paying cash dividends on the common stock; therefore, the expected dividend yield was assumed to be zero. The risk-free interest rate is based on the rate for a U.S. government security with the same estimated life at the time of the option grant and the stock purchase rights. In accordance with ASC 718, the Company must develop an assumption regarding a pre-vesting forfeiture rate on the grant date. The Company estimates the expected forfeiture rate using historical Company forfeiture data.

The following table presents the amount of stock-based compensation related to stock-based awards to employees on the Company’s consolidated statements of operations during the periods presented (in thousands):

	Year Ended April 30,
	2017	2016	2015
Cost of revenue	$1,734	$2,167	$1,517
Sales and marketing	2,996	2,956	3,923
Research and development	3,770	2,996	1,960
General and administrative	7,782	6,967	4,677
Loss from discontinued operations, net of tax	—	—	124
Stock-based expense	16,282	15,086	12,201
Capitalized stock-based compensation	495	488	601
Total stock-based compensation	16,777	15,574	12,802
The fair value of the Company’s options (excluding PSOs) was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year Ended April 30,
	2017	2016	2015
Expected volatility	37% - 38%	42% - 42%	43% - 50%
Risk-free interest rate	0.97% - 1.93%	1.50% - 1.92%	1.46% - 1.93%
Expected term (in years)	3.81 - 4.58	6.00	6.00
Dividend yield	—	—	—
The fair value of the Company’s PSOs was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

Year Ended April 30,
	2017	2016	2015
Expected volatility	38% - 40%	—	—
Risk-free interest rate	1.04% - 1.13%	—	—
Expected term (in years)	4.77 - 5.26	—	—
Dividend yield	—	—	—
The fair value of the Company’s ESPP was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year Ended April 30,
	2017	2016	2015
Expected volatility	38% - 51%	30% - 57%	36% - 57%
Risk-free interest rate	0.46% - 0.89%	0.10% - 0.46%	0.05% - 0.11%
Expected term (in years)	0.5	0.5	0.5
Dividend yield	—	—	—

Performance Stock Option Activity
Certain executive officers were granted PSOs in the beginning of fiscal year 2017 the vesting of which is based on achievement against fiscal year 2017 Net Bookings and Net Advertising Revenue targets and continued employment throughout the performance period. It was determined that a portion of these performance options were earned as of April 30, 2017. On June 1, 2017, 25% of the earned options will vest and the remaining options will vest monthly over the following thirty-six months.

In addition, the Company granted PSOs for certain other key employees in the beginning of fiscal year 2017 the vesting of which is based on achievement against fiscal year 2017 Net Advertising Revenue targets and continued employment throughout the performance period. The targets were not achieved related to these PSOs and these outstanding options were cancelled as of April 30, 2017. The Company did not grant PSOs prior to fiscal 2017.

Performance stock option activity for the year ended April 30, 2017 was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of April 30, 2016	—	$—
Options granted	2,867	3.95
Options exercised	—	—
Options expired and canceled	(2,028)	3.96
Balance as of April 30, 2017	839	$3.94	6.10	$638
Options vested and expected to vest at April 30, 2017	839	$3.94	6.10	$638
Options vested and exercisable as of April 30, 2017	—	$—	0.00	$—
The Company recognizes expense for PSOs that the Company determines are probable of vesting based on the grant date fair value. Adjustments to stock-based compensation expense are made each period based on changes in the Company’s estimate of the number of PSOs that are probable of vesting. The weighted-average grant date fair value of PSOs granted during the fiscal year ended April 30, 2017 was $1.45. No PSOs vested during the fiscal year ended April 30, 2017. As of April 30, 2017, total unrecognized stock-based expense, adjusted for estimated forfeitures, related to PSOs was$0.5 million, which is expected to be recognized over the next 3.09 years.
Stock Option Activity
Stock option activity was as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of April 30, 2015	5,093	7.83
Options granted	2,947	4.83
Options exercised	(227)	3.95
Options forfeited	(484)	7.42
Options expired and canceled	(641)	8.14
Balance as of April 30, 2016	6,688	$7.83	6.43	$591
Options granted	749	4.25
Options exercised	(160)	2.36
Options forfeited	(503)	5.78
Options expired and canceled	(1,226)	9.81
Balance as of April 30, 2017	5,548	$5.82	6.42	$2,506
Options vested and expected to vest at April 30, 2017	5,548	$5.82	6.42	$2,506
Options vested and exercisable as of April 30, 2017	3,310	$6.46	5.98	$1,253

The summary of stock options excluding PSOs as of April 30, 2017 is as follows (number of options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Options	Weighted Average Exercise Price
$1.83 - $3.03	260	$2.46	3.00	219	$2.36
$3.15 - $3.15	838	3.15	5.84	415	3.15
$3.42 - $3.65	91	3.55	5.00	23	3.42
$3.94 - $3.94	300	3.94	6.10	—	—
$4.00 - $4.36	675	4.27	7.40	175	4.31
$4.70 - $6.28	547	5.26	6.10	378	5.18
$6.42 - $6.42	1,036	6.42	8.13	475	6.42
$6.54 - $7.39	662	6.90	5.59	621	6.88
$7.53 - $9.51	1,016	8.71	6.45	883	8.84
$9.52 - $18.67	123	13.59	5.08	121	13.63
$1.83 - $18.67	5,548	$5.82	6.42	3,310	$6.46
The weighted-average grant date fair value of options granted during the fiscal years ended April 30, 2017, 2016 and 2015 was $1.36, $2.06 and $3.47, respectively.
The aggregate intrinsic value of options exercised during the fiscal years ended April 30, 2017, 2016 and 2015 was $0.3 million, $0.4 million and $4.5 million, respectively. The Company received $0.4 million, $0.9 million and $5.2 million in cash from option exercises in fiscal years ended April 30, 2017, 2016 and 2015, respectively. The Company issued shares from amounts reserved under the respective Plans upon the exercise of these stock options. The Company does not currently expect to repurchase shares from any source to satisfy such obligation under any of the Company’s stock option Plans.
The aggregate fair value of options vested during the fiscal years ended April 30, 2017, 2016 and 2015 was $4.3 million, $4.2 million, and $6.1 million, respectively. As of April 30, 2017, total unrecognized stock-based expense, adjusted for estimated forfeitures, related to stock options was $3.4 million, which is expected to be recognized over the next 2.24 years.
Stock Option Exchange
On August 2, 2016, the Company completed a tender offer in which the Company exchanged certain outstanding options to purchase shares of the Company's common stock under a one-time stock option exchange program (the “Exchange Program”) for its employees, excluding its executive officers and members of the Company's Board of Directors. The Exchange Program permitted eligible employees to exchange outstanding stock options granted under the Company's 2012 Equity Incentive Plan and 2005 Stock Plan, with exercise prices equal to or greater than $6.11 per share, for a lesser number of stock options having an exercise price per share equal to the market closing price on the date of grant, which was August 2, 2016. A total of 113 eligible participants participated in the Exchange Program. Options to purchase 599,517 shares of the Company’s common stock with a weighted-average exercise price of $9.25 per share were canceled and replaced with 241,399 stock options at an exercise price of $4.14. This activity is included in the stock option tables above. The replacement stock options vest annually over two years. We accounted for this option exchange as a stock option modification in accordance with ASC 718 Share-Based Compensation. The incremental stock-based compensation expense recorded as a result of this modification was immaterial.

Restricted Stock Activity
Restricted stock activity was as follows (number of restricted shares in thousands):

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested balance as of April 30, 2015	3,488	$7.88
Restricted shares granted	3,863	5.93
Restricted shares vested	(964)	7.70
Restricted shares forfeited	(1,420)	7.16
Unvested balance as of April 30, 2016	4,967	$6.60
Restricted shares granted	3,962	4.24
Restricted shares vested	(1,556)	6.71
Restricted shares forfeited	(945)	5.94
Unvested balance as of April 30, 2017	6,428	$5.22
The aggregate fair value of restricted stock shares vested during the fiscal years ended April 30, 2017, 2016 and 2015 was $10.5 million, $8.5 million, and $6.2 million, respectively. As of April 30, 2017, total unrecognized stock-based expense adjusted for estimated forfeitures, related to restricted stock was $20.0 million, which is expected to be recognized over the next 2.2 years.

13. Net Loss Per Share Applicable to Common Stockholders
The following table sets forth the computations of net loss per share applicable to common stockholders for the years ended April 30, 2017, 2016 and 2015, respectively (in thousands, except net loss per share data):

	Year Ended April 30,
	2017	2016	2015
Net loss from continuing operations	$(15,941)	$(25,339)	$(33,164)
Net loss from discontinued operations, net of tax	—	—	(1,257)
Net loss applicable to common stockholders	$(15,941)	$(25,339)	$(34,421)
Basic and diluted loss per share
Continuing operations	$(0.19)	$(0.31)	$(0.42)
Discontinued operations	—	—	(0.02)
Basic and diluted loss per share	$(0.19)	$(0.31)	$(0.44)
Basic and diluted weighted average number of shares outstanding	83,051	80,859	78,645
Potentially dilutive securities (1):
Outstanding stock options	390	197	721
Restricted shares	857	49	427

(1)	The impact of potentially dilutive securities on earnings per share is anti-dilutive in a period of net loss.

14. Income Taxes
U.S. and international components of loss before income taxes were as follows (in thousands):

	Year Ended April 30,
	2017	2016	2015
U.S.	$(17,072)	$(27,239)	$(35,174)
International	1,684	1,938	2,064
Loss from operations before income taxes	$(15,388)	$(25,301)	$(33,110)
Income tax expense is composed of the following (in thousands):

	Year Ended April 30,
	2017	2016	2015
Current:
Federal	$—	$—	$(38)
State	39	(77)	182
International	619	556	951
Total	658	479	1,095
Deferred:
Federal	(4,363)	(6,635)	(12,491)
State	(386)	(1,070)	(2,308)
International	(108)	(94)	44
Total	(4,857)	(7,799)	(14,755)
Change in valuation allowance	4,752	7,358	13,714
Provision for income taxes	$553	$38	$54

The difference between the tax expense derived by applying the Federal statutory income tax rate to net losses and the expense recognized in the financial statements is as follows (in thousands):

	Year Ended April 30,
	2017	2016	2015
U.S. federal taxes at statutory rate	$(5,232)	$(8,603)	$(11,257)
State tax provision	(256)	(625)	(923)
Foreign tax rate differentials	(95)	(108)	(206)
Research and development credit	(912)	(1,473)	(1,972)
Stock options	2,348	3,480	506
Nondeductible legal expenses	—	—	200
Permanent differences and other	167	—	(8)
Return to provision adjustments	(219)	9	—
Change in valuation allowance	4,752	7,358	13,714
Provision for (benefit from) income taxes	$553	$38	$54
As of April 30, 2017 and 2016, the Company had federal net operating loss carry-forwards of $213.9 million and $209.4 million and research and development credit carry-forwards of $10.1 million and $9.2 million, respectively, which will begin expiring in 2026 if not utilized. Utilization of the net operating losses and tax credit carry-forwards may be subject to an annual limitation due to the "change in ownership" provision of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss and tax credit carry-forwards before utilization. At April 30, 2017 the Company had $34.2 million of excess stock based compensation tax deductions that have not been used to reduce income taxes payable.
As of April 30, 2017 and 2016, the Company had state net operating loss carryforwards of $122.2 million and $118.6 million respectively, which will begin expiring in 2018 and research and development credits of $4.0 million and $3.5 million, respectively, of which a portion will begin expiring in 2033 and another portion which will not expire.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of April 30, 2017 and 2016 are as follows (in thousands):

	Year Ended April 30,
	2017	2016
Deferred tax asset:
Bad debts	$466	$872
Other accruals	2,363	1,138
Charitable contributions	436	509
Stock options	7,300	5,832
State tax credit	2,633	2,347
Net operating losses	66,431	64,998
Research and development credit	6,869	6,290
Deferred rent	2,333	2,513
Deferred revenue	810	1,969
Foreign tax credit	128	128
Total deferred tax asset	89,769	86,596
Less valuation allowance	(78,558)	(73,806)
Net deferred tax assets	11,211	12,790
Deferred tax liability:
Amortization of intangible assets	(2,854)	(3,564)
Depreciation	(6,628)	(7,476)
Total deferred tax liability	(9,482)	(11,040)
Total net deferred tax assets	$1,729	$1,750
The Company has established a valuation allowance equal to the net deferred tax asset in the U.S. in excess of certain realizable state tax credits due to uncertainties regarding the realization of the deferred tax assets based on the Company's lack of earning history. The valuation allowance increased by $4.8 million and $7.4 million during the years ended April 30, 2017 and 2016, respectively.
Deferred U.S. income taxes and foreign withholding taxes are not provided on the undistributed cumulative earnings of foreign subsidiaries because those earnings are considered to be indefinitely reinvested in those operations. The indefinitely reinvested undistributed earnings were $9.1 million, $8.1 million and $6.6 million as of April 30, 2017, 2016 and 2015 respectively. The tax impact resulting from a distribution of these earnings would be approximately $3.2 million, $2.8 million and $2.3 million for the years ended April 30, 2017, 2016 and 2015, respectively, based on the U.S. statutory rate of 34 percent. These amounts could be impacted due to different jurisdictional tax rates and foreign tax credits.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the years ended April 30, 2017 and 2016, the Company recognized immaterial amounts in interest and penalties, respectively. The Company does not anticipate a material change in unrecognized tax benefits in the next twelve months.
The aggregate changes in the balance of unrecognized tax benefits were as follows (in thousands):

	Year Ended April 30,
	2017	2016	2015
Unrecognized tax benefits as of May 1,	$4,193	$3,619	$2,157
Tax positions taken in prior periods:
Gross increases	—	88	883
Gross decreases	(199)	(42)	—
Tax positions taken in current period:
Gross increases	595	528	579
Lapse of statute of limitations	(68)	—	—
Balance as of April 30,	$4,521	$4,193	$3,619

As of April 30, 2017, the total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $4.5 million.
The Company is subject to taxation in the U.S., various state, and foreign jurisdictions. As of April 30, 2017, the Company’s fiscal years 2014 through 2017 remain open to examination by the major taxing jurisdictions to which the Company is subject, although carry forward attributes that were generated in tax years prior to fiscal year 2014 may be adjusted upon examination by the tax authorities if they have been, or will be, used in a future period. The fiscal years 2012 forward are still subject to examination in some of the foreign jurisdictions although in the UK the HMRC must raise concerns within one year of filing.

15. Commitments and Contingencies
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
In addition to its headquarters, the Company has non-cancelable operating leases for office premises at various other national and international locations. The Company recognizes expense on a straight-line basis and records the difference between recognized rental expense and amounts payable under the lease as deferred rent. Rent expense for the years ended April 30, 2017, 2016 and 2015, was $4.9 million, $5.0 million and $4.1 million, respectively. Effective May 2016, the Company entered into a sublease agreement for a portion of its headquarters, which expires in April 2019. In addition, in October 2016 the Company entered into an agreement to sublet its San Francisco office for the remainder of the lease term, which expires in April 2019.
Future minimum rental commitments under non-cancelable operating leases, by year and in the aggregate, are as follows at April 30, 2017 (in thousands):

Fiscal year ending April 30:	Minimum Lease Commitments
2018	$6,859
2019	6,917
2020	6,663
2021	5,842
2022	5,911
Thereafter	17,799
Total	$49,991
As of April 30, 2017 future minimum sublease rentals under noncancelable subleases totaled $2.7 million.
Amended and Restated Credit Facility
On November 21, 2014, the Company entered into an Amended and Restated Credit Facility (the “Credit Facility”) with Comerica Bank which provides for a secured, revolving line of credit of up to $70.0 million, with a sublimit of $3.0 million for the incurrence of swingline loans and a sublimit of $15.0 million for the issuance of letters of credit. The revolving line of credit bears interest at the adjusted LIBOR rate plus 3.5%. In addition, the Company is required to pay an ongoing commitment fee of 0.5% on the full amount available under the Credit Facility, whether used or unused. On November 21, 2014, the Company drew down $57.0 million of the unused balance of the Credit Facility. The Company's current outstanding balance on its Credit Facility is $32.0 million. The Credit Facility expires on November 21, 2017 with all advances immediately due and payable (See Note 10).
Legal proceedings and other contingencies
In the ordinary course of business, the Company may be subject to various legal proceedings and claims including alleged infringement of third-party patents and other intellectual property rights. The Company reviews the status of each matter and records a provision for a liability when it is considered both probable that a liability has been incurred and that the amount of the loss can be reasonably estimated. Legal fees incurred in connection with loss contingencies are recognized as incurred when the legal services are provided, and therefore are not recognized as a part of a loss contingency accrual. These provisions are reviewed quarterly and adjusted as additional information becomes available. The Company is not presently a party to any legal proceedings that in the opinion of the Company's management would have a material adverse effect on its business, financial condition, operating results or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
During the fourth quarter of fiscal 2017, in conjunction with a Texas state sales tax audit, the Company received a $3.3 million sales tax refund from the State of Texas related to purchases integral to our product offering that are not subject to Texas state sales tax. This refund is included in the "Sales tax refund" line item in the Company's statement of operations and relates to fiscal years 2013 through 2016.
During the fiscal year ended April 30, 2017, the Company determined that for certain forms of employee compensation, primarily equity grants, 401(k) deferrals were not being withheld as required by the Company's 401(k) plan. As a result, the Company recorded a $0.5 million accrual representing the Company's best estimate of employer contributions the Company expects to make on behalf of its employees.

16. Employee Benefit Plan
On April 7, 2006, the Company adopted a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code of 1986. It is the sole discretion of the Company to match eligible employee contributions in the form of cash. The Company contributed $0.8 million, $0.8 million and $0.7 million in matching contributions to the 401(k) plan in the fiscal year ended April 30, 2017, 2016 and 2015, respectively.

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
On March 10, 2015, the Company issued 50,000 unregistered shares of our common stock, which were held as treasury stock, to the Foundation as a donation. The fair market value of these shares based on the Company’s closing stock price on March 10, 2015 was $0.3 million. This issuance of shares of the common stock was not registered under the Securities Act of 1933, as amended, or the Securities Act, or any state securities laws. With respect to such issuance, the Company relied on the exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and the rules and regulations promulgated thereunder.

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
Revenue by geography is based on the billing address of the customer. The following table presents the Company’s revenue from continuing operations by geographic region for the periods presented (in thousands):

	Year Ended April 30,
	2017	2016	2015
Revenue by geographic location for continuing operations:
Americas (1)	$149,330	$150,758	$146,086
EMEA (2)	44,529	42,620	38,101
Other	7,376	6,388	6,994
Total revenues from continuing operations	$201,235	$199,766	$191,181

(1)	United States, Canada and Brazil

(2)	Europe, the Middle East and Africa
The Company’s long-lived assets are principally in the United States as of April 30, 2017 and 2016. Included in Americas revenues are revenues from the United States of $142.2 million, $140.8 million and $133.7 million for the years ended April 30, 2017, 2016 and 2015, respectively. Included in EMEA revenues are revenues from the United Kingdom of $25.8 million, $26.0 million and $22.9 million for the years ended April 30, 2017, 2016 and 2015, respectively.

19. Quarterly Financial Information (Unaudited)
The following tables set forth our unaudited quarterly consolidated statements of operations for each of the eight quarters ended April 30, 2017. The Company has prepared the quarterly data on a consistent basis with the audited consolidated financial statements included elsewhere in this report and, in the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report. These quarterly operating results are not necessarily indicative of our operating results for any future period. The sum of the quarterly earnings per share amounts may not equal the total for the year due to the effects of rounding.

	Three Months Ended
	Apr 30, 2017	Jan 31, 2017	Oct 31, 2016	Jul 31, 2016	Apr 30, 2016	Jan 31, 2016	Oct 31, 2015	Jul 31, 2015
Revenue	$50,209	$50,525	$50,408	$50,093	$50,709	$50,255	$49,926	$48,876
Cost of revenue	19,596	19,196	18,855	18,756	19,253	18,920	19,146	19,548
Gross profit	30,613	31,329	31,553	31,337	31,456	31,335	30,780	29,328
Operating expenses:
Sales and marketing	17,803	16,322	15,819	15,304	18,027	16,113	16,502	19,166
Research and development	9,467	9,588	9,959	11,073	10,391	10,199	10,354	10,533
General and administrative	8,343	7,299	8,051	8,259	7,577	6,940	7,643	8,238
Restructuring charges	1,108	—	767	327	1,575	—	—	—
Sales tax refund	(3,341)	—	—	—	—	—	—	—
Acquisition-related and other	196	84	120	176	157	332	224	702
Amortization of acquired intangible assets	309	309	310	309	309	309	310	309
Total operating expenses	33,885	33,602	35,026	35,448	38,036	33,893	35,033	38,948
Operating loss	(3,272)	(2,273)	(3,473)	(4,111)	(6,580)	(2,558)	(4,253)	(9,620)
Total other expense, net	(499)	(332)	(569)	(859)	(384)	(719)	(475)	(712)
Net loss before income taxes	(3,771)	(2,605)	(4,042)	(4,970)	(6,964)	(3,277)	(4,728)	(10,332)
Income tax expense (benefit)	203	123	92	135	165	(163)	124	(88)
Net loss	$(3,974)	$(2,728)	$(4,134)	$(5,105)	$(7,129)	$(3,114)	$(4,852)	$(10,244)
Basic and diluted earnings per share	$(0.05)	$(0.03)	$(0.05)	$(0.06)	$(0.09)	$(0.04)	$(0.06)	$(0.13)

BAZAARVOICE, INC.
FINANCIAL STATEMENT SCHEDULE
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Additions	Deductions	Ending Balance
Allowance for doubtful accounts, customer and other:
Year Ended April 30, 2017	$2,362	2,762	(3,864)	$1,260
Year Ended April 30, 2016	$3,992	3,121	(4,751)	$2,362
Year Ended April 30, 2015	$2,324	4,120	(2,452)	$3,992
Valuation allowance for deferred tax assets:
Year Ended April 30, 2017	$73,806	4,752	—	$78,558
Year Ended April 30, 2016	$66,448	7,358	—	$73,806
Year Ended April 30, 2015	$52,734	13,714	—	$66,448

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2017 based on the guidelines established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Based on that evaluation, management concluded that our internal control over financial reporting was effective as of April 30, 2017.
The effectiveness of our internal control over financial reporting as of April 30, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2017 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Additional information required by this item is incorporated by reference from our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the 2017 fiscal year, all of which information is hereby incorporated by reference in and made part of, this Annual Report on Form 10-K.

Item 11.	Executive Compensation
The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the 2017 fiscal year, all of which information is hereby incorporated by reference in and made part of, this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the 2017 fiscal year, all of which information is hereby incorporated by reference in and made part of, this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the 2017 fiscal year, all of which information is hereby incorporated by reference in and made part of, this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the 2017 fiscal year, all of which information is hereby incorporated by reference in and made part of, this Annual Report on Form 10-K.

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

2	Exhibits
See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

Item 16.	Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

BAZAARVOICE, INC. (Registrant)

Date: June 16, 2017	By:	/s/ Gene Austin
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated:

Signature	Title	Date
/s/ Gene Austin
Gene Austin	Chief Executive Officer (Principal Executive Officer)	June 16, 2017
/s/ James R. Offerdahl
James R. Offerdahl	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 16, 2017
/s/ Krista Berry
Krista Berry	Director	June 16, 2017
/s/ Steve H. Berkowitz
Steve H. Berkowitz	Director	June 16, 2017
/s/ Sydney L. Carey
Sydney L. Carey	Director	June 16, 2017
/s/ Jeffrey Hawn
Jeffrey Hawn	Director	June 16, 2017
/s/ Jared Kopf
Jared Kopf	Director	June 16, 2017

/s/ Thomas J. Meredith
Thomas J. Meredith	Director	June 16, 2017
/s/ Ali Wing
Ali Wing	Director	June 16, 2017

EXHIBIT INDEX

	Incorporated by Reference	Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-176506	3.2	8/26/2011
3.2	Amended and Restated Bylaws of the Registrant	S-1	333-176506	3.4	8/26/2011
4.1	Specimen Common Stock Certificate of the Registrant	S-1	333-176506	4.1	11/17/2011
4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain stockholders, dated February 9, 2010	S-1	333-176506	4.2	8/26/2011
4.3	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement among the Registrant and certain stockholders, dated February 9, 2010	S-1	333-176506	4.2	2/9/2012
10.1+	Form of Indemnification Agreement for directors and officers	S-1	333-176506	10.1	8/26/2011
10.2+	2005 Stock Plan, as amended	S-1	333-176506	10.2	2/9/2012
10.3+	Form of Stock Option Agreement under 2005 Stock Plan	S-1	333-176506	10.3	8/26/2011
10.4+	Form of Stock Option Agreement (Early Exercise) under 2005 Stock Plan	S-1	333-176506	10.4	8/26/2011
10.5+	2012 Equity Incentive Plan	S-1	333-176506	10.5	2/9/2012
10.6+	Form of Stock Option Award Agreement under 2012 Equity Incentive Plan	S-1	333-176506	10.6	2/9/2012
10.7+	Form of Restricted Stock Unit Award Agreement under 2012 Equity Incentive Plan	S-1	333-176506	10.7	2/9/2012
10.8+	Form of Restricted Stock Purchase Agreement under 2012 Equity Incentive Plan	S-1	333-176506	10.7	2/9/2012
10.9+	2012 Employee Stock Purchase Plan	S-1	333-176506	10.8	2/9/2012
10.10+	UK Sub-Plan to the 2012 Equity Incentive Plan	10-Q	001-35433	10.3	3/6/2015
10.11+	UK Sub-Plan to the 2012 Equity Incentive Plan Form of Stock Option Award Agreement	10-Q	001-35433	10.4	3/6/2015
10.12+	UK Sub-Plan to the 2012 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement	10-Q	001-35433	10.5	3/6/2015
10.13+	2012 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (Netherlands)	10-Q	001-35433	10.6	3/6/2015
10.14+	2012 Equity Incentive Plan Form of Stock Option Award Agreement (Netherlands)	10-Q	001-35433	10.7	3/6/2015
10.15+	2012 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (Germany)	10-Q	001-35433	10.8	3/6/2015
10.16+	2012 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (France)	10-Q	001-35433	10.9	3/6/2015
10.17+	2012 Equity Incentive Plan Form of Stock Option Award Agreement for French Beneficiaries	10-Q	001-35433	10.1	3/6/2015
10.18+	French Sub-Plan to the 2012 Equity Incentive Plan	10-Q	001-35433	10.1	3/6/2015
10.19+	French Sub-Plan to the 2012 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement	10-Q	001-35433	10.1	3/6/2015
10.20+	2012 Equity Incentive Plan Form of Stock Option Award Agreement (Australia)	10-Q	001-35433	10.1	3/6/2015
10.21+	2012 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (Australia)	10-Q	001-35433	10.1	3/6/2015
10.22+	2012 Employee Stock Purchase Plan Form of Subscription Agreement for Non-U.S. Participants	10-Q	001-35433	10.2	3/6/2015
10.23+	2012 Employee Stock Purchase Plan Form of Subscription Agreement (Australia)	10-Q	001-35433	10.2	3/6/2015
10.24+	Offer of Employment between the Registrant and Gene Austin, dated April 15, 2013	10-K	001-35433	10.2	7/3/2013

	Incorporated by Reference	Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.25+	Offer of Employment between the Registrant and Jim Offerdahl, dated January 23, 2013	10-Q	001-35433	10.3	3/14/2013
10.26+	Offer of Employment between the Registrant and Kin Gill, dated December 13, 2012	10-K	001-35433	10.26	6/25/2015
10.27+	Transfer Letter between the Registrant and Kin Gill dated December 18, 2014	10-K	001-35433	10.27	6/25/2015
10.28+	Offer of Employment between the Registrant and Ryan D. Robinson, dated April 2, 2012	10-K	001-35433	10.2	6/11/2012
10.29	Offer of Employment between the Registrant and Elizabeth Ritzcovan, dated November 2, 2015	10-Q	001-35433	10.1	9/8/2016
10.30	Offer of Employment between the Registrant and Gary Allison, dated November 12, 2013	10-Q	001-35433	10.2	9/8/2016
10.31	Lease by and between 10901 Stonelake, LTD., as Landlord, and Bazaarvoice, Inc., as Tenant, dated November 13, 2014	8-K	001-35433	10.1	11/14/2014
10.32
Amended and Restated Credit Agreement, dated as of November 21, 2014, by and among the Company, the financial institutions from time to time party thereto and Comerica Bank as administrative agent, sole lead arranger and sole bookrunner

10.33	Amended and Restated Security Agreement, dated as of November 21, 2014, by and between the Company and Comerica Bank, as administrative agent
10.34	Syndication Services Agreement by and between the Registrant and Wavetable Labs, Inc. dated July 2, 2014
10.35	Transition Services Agreement by and between the Registrant and Wavetable Labs, Inc. dated July 2, 2014
10.36	First Amendment to Transition Services Agreement by and between the Registrant and PowerReviews, Inc. dated August 29, 2014
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (contained on signature page hereto)
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
32.2**	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or compensatory plan.