Form 10-K/A
period 2017-04-30
Bazaarvoice Inc
filed 2017-08-28
CIK 1330421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A Amendment No. 1

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
Documents incorporated by reference:
None

BAZAARVOICE, INC.
Form 10-K
For the Year Ended April 30, 2017

EXPLANATORY NOTE

Bazaarvoice, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended April 30, 2017 (the “Original Form 10-K”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 16, 2017, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because the Company will not file its definitive proxy statement within 120 days of the end of its fiscal year ended April 30, 2017. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Form 10-K has been amended and restated solely to include as exhibits new certifications by our principal executive officer and principal financial officer. However, because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Form 10-K or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

PART III

Item 10.	Directors, Officers and Corporate Governance
Directors
Listed below are Bazaarvoice's directors as of August 16, 2017. The nominating and governance committee of the Board and the Board believe the skills, qualities, attributes and experience of its directors provide Bazaarvoice with business acumen and a diverse range of perspectives to engage each other and management to effectively address the evolving needs of Bazaarvoice and represent the best interests of its stockholders.

Name	Position with Bazaarvoice	Age as of the Annual Meeting	Director Since
Gene Austin	Chief Executive Officer, President and Director	58	2013
Steven H. Berkowitz	Director	59	2015
Krista Berry	Director	52	2017
Sydney L. Carey	Director	52	2012
Jeffrey S. Hawn	Director	53	2015
Jared Kopf	Director	39	2015
Thomas J. Meredith	Director	67	2010
Allison M. Wing	Director	51	2017
Class III Directors
Sydney L. Carey has served as a member of our Board and as the chairperson of our audit committee and member of our compensation committee since April 2012. Ms. Carey has served as Chief Financial Officer of Apttus Corporation, a provider of software solutions, since June 2016. Previously she was Chief Financial Officer of Zscaler, Inc., a cloud-based information security company, since February 2015 until May 2016. Previously, Ms. Carey served as the Chief Financial Officer of MongoDB, Inc. (formerly 10gen, Inc.), a software company, from April 2013 to February 2015. From January 2009 to April 2013, Ms. Carey served as Executive Vice President and Chief Financial Officer of TIBCO Software, Inc., a software company. Ms. Carey served in various capacities with TIBCO from January 2004 to January 2009. Ms. Carey holds a B.A. in economics from Stanford University and was a recipient of a 2010 Stevie Award for Women in Business-Best Executive. We believe Ms. Carey's qualifications to serve on our Board include her history of strong executive leadership in software, hardware, and system technology companies.
Thomas J. Meredith has served as a member of our Board since August 2010, as a member of our audit committee since August 2010, as a member of our compensation committee since August 2013, having been chairman of the compensation committee from August 2013 until October 2015, and as chairman of our Board since August 2011. Since 2004, Mr. Meredith has served as a general partner of Meritage Capital, LLC, an investment management firm he co-founded that specializes in multi-manager hedge funds. Mr. Meredith is also the Chief Executive Officer of private investment firm MFI Capital LLC, a position he has held since 2001. Mr. Meredith has also served as a Senior Partner of Brightstar Capital Partners, LP, a private equity firm, since October 2015. From March 2007 to April 2008, Mr. Meredith served as Acting Chief Financial Officer and Executive Vice President of Motorola, Inc., a provider of mobile communications products. Mr. Meredith served in a variety of senior executive positions at Dell Inc. between 1992 and 2001, including Chief Financial Officer and Managing Director of Dell Ventures and Senior Vice President of Business Development and Strategy. Prior to joining Dell, Mr. Meredith served as Vice President and Treasurer at Sun Microsystems, Inc. Mr. Meredith currently serves on the board of directors of Global Resale, LLC, IPX, Inc., Key Travel Concierge, Inc., Nulo, Inc., Outdoor Voice, Inc., Pilosa Corp, Rallyhood, Inc., Umbel, Corp., and Verb, Inc., and on the advisory board of 09 Solutions, Inc. Mr. Meredith also served on the board of directors of Motorola, Inc. (NYSE: MSI) from 2005 to 2012. Mr. Meredith holds a B.A. in political science from St. Francis University, a J.D. from Duquesne University and an L.L.M. in taxation from Georgetown University. We believe Mr. Meredithís qualifications to serve on our Board include his knowledge gained from service on the boards of various public and private companies, particularly as an audit committee member, and his extensive financial experience, both as an investment manager and former chief financial officer of publicly traded companies.

Class I Directors
Krista Berry joined our Board in April 2017. Ms. Berry served as the Chief Digital Officer of Kohl's Corporation from March 2014 until March 2016, where she developed Kohl's world-class omni-channel strategy, and partnered cross functionally to develop a model for integrating omni-channel teams throughout the organization. Ms. Berry joined Kohl's in December 2011 as Executive Vice President, Multi-Channel Commerce, where she was responsible for developing and executing Kohl's long-term omni-channel and customer-driven digital innovation strategies, including overseeing Kohl's e-commerce business. Prior to joining Kohl's, Ms. Berry was General Manager, North America, DTC for Nike, Inc. From 1988 until 2007, Ms. Berry held various roles at Target Corporation including GMM, Target.com. Ms. Berry also serves on the board of directors of Helen of Troy Limited (NASDAQ: HELE), having joined on April 1, 2017. Ms. Berry is an alumna of the University of Wisconsin, Madison, where she was Executive in Residence in the Fall of 2016, and was the recipient of the University of Wisconsin, Madison Business School's Distinguished Fellow Award 2015. We believe Ms. Berry's extensive experience in omni-channel marketing is a key qualification for our board.
Jeffrey S. Hawn has served as a member of Board since April 2015, as a member of our nominating and governance committee since May 2015 and as a member of our audit committee since October 2015. He became chairperson of the nominating and governance committee in October 2015. Mr. Hawn has served as chief executive officer of Quest Software, Inc. since November 2016. Mr. Hawn was previously chairman and chief executive officer of Vertafore, a provider of software and solutions to the insurance industry from April 2015 to October 2016. Prior to joining Vertafore, Mr. Hawn served as Chairman and CEO of The Attachmate Group, a software holding company, from May 2005 to November 2014. Prior to that, he was an Operating Partner of JMI-Inc., a private equity firm, a role he assumed in April 2004. Previously, he served as Senior Vice President of Operations for BMC Software, Inc., a leading provider of enterprise management solutions, from July 2000 to March 2004 and as a partner with McKinsey & Company, a leading management consulting firm, from July 1990 to July 2000. Mr. Hawn received a B.S. in Mechanical Engineering from Southern Methodist University and an M.B.A. from the University of Texas at Austin. Mr. Hawn served on the board of Pervasive Software Inc. from February 2003 until April 2013, the board of Vignette Corporation from November 2001 until July 2009 and numerous private company boards. We believe that Mr. Hawn's years of leadership experience in the technology and software industry provides valuable insight for our Board.
Jared Kopf has served as a member of our Board since May 2015 and as a member of our nominating and governance committee since February 2016. Mr. Kopf has been a private investor in technology companies since 2009. Previously he was the Vice President in Product Innovation and Corporate Strategy for Rearden Commerce, Inc., a provider of online consumer and business-oriented commerce services, from September 2011 to May 2012 and the Founder and CEO of HomeRun.com, a members-only online social buying club, from November 2009 through August 2011. Prior to founding HomeRun.com, Mr. Kopf co-founded AdRoll, Inc., an advertising technology company, in 2006, where he served as CEO from March 2006 to March 2009 and President from March 2009 to January 2010. Mr. Kopf also served as a co-founder of Slide, Inc., a social media application developer, from 2005 to 2006. Mr. Kopf received a B.A. from Stanford University. He currently serves on the board and is Chairman of AdRoll. We believe Mr. Kopf's qualifications to serve on our Board include his knowledge and understanding of the online advertising and e-commerce industry.
Class II Directors
Gene Austin has served as a member of our Board since November 2013 as our Chief Executive Officer since February 2014 and as our President since April 2013. Prior to joining us, Mr. Austin served as the President and Chief Executive Officer at Convio, Inc., a leading provider of on-demand constituent engagement solutions, until Convio's acquisition by Blackbaud, Inc. in May 2012. Mr. Austin served as the Chief Executive Officer and as a member of the Board of Directors of Convio beginning in July 2003 and as President of Convio beginning in February 2008. From July 2001 to March 2003, Mr. Austin served as Vice President and General Manager of the Enterprise Data Management unit of BMC Software, Inc., a provider of enterprise management solutions. From 1999 to 2001, Mr. Austin served as Vice President and General Manager of Internet Server Products at Dell Inc., a computer manufacturer. From 1996 to 1999, Mr. Austin served as Senior Vice President of Sales and Marketing at CareerBuilder, Inc., a software as a service company focused on internet based recruiting. Mr. Austin currently serves on the board of directors of Abila, Inc. and OutboundEngine. Mr. Austin holds a B.S. in Engineering Management from Southern Methodist University in Dallas and an M.B.A. from the Olin School of Business at Washington University in St. Louis. We believe Mr. Austin's qualifications to serve on our Board include his knowledge and understanding of our business and industry, his experience as our Chief Executive Officer and President and his previous executive positions at various technology companies.
Steven H. Berkowitz has served as a member of our Board and as a member of our nominating and governance committee since October 2015 and as chairperson of our compensation committee since December 2016. Mr. Berkowitz has served as the chief executive officer of Lumos Labs, Inc., a provider of online cognitive exercise tools, since November 2015. He served as the Chief Executive Officer of Move, Inc. (NASDAQ: MOVE), a provider of online real-estate services, from January 2009 until it was acquired by News Corp. in November 2014. He served on the board of Move, Inc. from June 2008 until November 2014 and served as senior vice president of the Online Services Group at Microsoft Corporation, from May 2006 to August 2008. Prior to joining Microsoft in May 2006, Mr. Berkowitz served as chief executive officer and a director of Ask Jeeves, an online search engine, from January 2004 until August 2005, when the business was sold to IAC/InterActiveCorp. After acquisition by IAC/InterActiveCorp., Ask Jeeves was renamed IAC Search and Media, and Mr. Berkowitz served as its chief executive officer until May 2006. Mr. Berkowitz was president of the Web Properties Division of Ask Jeeves from May 2001 until December 2003. Mr. Berkowitz received a Bachelor of Arts degree from State University of New York at Albany. We believe Mr. Berkowitz’s qualifications to serve on our Board include his extensive experience in executive leadership, business strategy and corporate development and his knowledge gained from service on the boards of other public companies.
Allison (Ali) M. Wing joined our Board in April 2017. She served as the chief marketing officer and EVP of digital channels at Maurices Incorporated, a North American women's clothing omnichannel retailer that is a subsidiary of the Ascena Retail Group, Inc. from September 2014 until May2017. Ms. Wing was responsible for launching Maurices' multi-tender loyalty program, developing their first customer insights data production platform and launching their enterprise-wide eCommerce platform. Prior to joining Maurices, Ms. Wing was the CEO, Founder and Chairman of the Board of giggle, Inc., a multichannel retailer, wholesaler and licenser of baby products. Over the 10 years she served at giggle, she built it into a leading brand in juvenile products. Ms. Wing started her career with Nike, Inc. in marketing and later moved into corporate development at Nike. Ms. Wing holds a B.A. degree from Lewis and Clark College, and earned her M.B.A. from the Northwestern Kellogg School and a J.D. from the Northwestern School of Law. We believe that Ms. Wing's extensive experience in omni-channel marketing is a key qualification for our board.
Committees of the Board of Directors
Our Board has a standing audit committee, compensation committee and nominating and governance committee. The members of the committees are identified in the table below:

Committee
Director	Audit	Compensation	Nominating and Governance
Steven H. Berkowitz	—	Chair	Member
Sydney L. Carey	Chair	Member	—
Jeffrey S. Hawn	Member	—	Chair
Jared Kopf	—	—	Member
Thomas J. Meredith	Member	Member	—
Audit Committee
Our audit committee is responsible for, among other things:

●	selecting and hiring our independent auditors;
●	approving the audit and non-audit services to be performed by our independent auditors;
●	reviewing the qualifications, performance and independence of our independent auditors;
●	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;
●	reviewing assessments by our management and independent auditors of the adequacy and effectiveness of our internal control policies and procedures;
●	discussing the scope and results of the audit with the independent auditors and reviewing with management and the independent auditors our interim and year-end operating results;
●	preparing the audit committee report required in our annual proxy statement; and
●	reviewing and evaluating, at least annually, its own charter, processes and performance.
Our audit committee is currently composed of Sydney L. Carey, Jeffrey S. Hawn and Thomas J. Meredith. Ms. Carey has been appointed the chairperson of our audit committee. Our Board has determined that Sydney L. Carey, Jeffrey S. Hawn and Thomas J. Meredith are independent under the applicable requirements of NASDAQ and SEC rules and regulations. Our Board has determined that all of the members of our audit committee meet the requirements for financial literacy and sophistication and that Mr. Meredith and Ms. Carey each qualifies as an “audit committee financial expert,” under the applicable requirements of NASDAQ and SEC rules and regulations.
Our Board has adopted an audit committee charter. We believe that the composition of our audit committee, and our audit committee's charter and functioning, comply with the applicable requirements of NASDAQ and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.

The full text of our audit committee charter is posted on the investor relations portion of our website at http://investors.bazaarvoice.com/corporate-governance.cfm and is available without charge, upon request in writing to Bazaarvoice, Inc., 10901 Stonelake Blvd., Austin, Texas 78759, Attn: Legal Department. The audit committee met a total of nine times during fiscal 2017.
Compensation Committee
Our compensation committee is responsible for, among other things:

●	reviewing and approving corporate goals and objectives relevant to compensation of our Chief Executive Officer and other executive officers;
●
reviewing and approving the following for our Chief Executive Officer and other executive officers: annual base salaries, annual incentive bonuses, including the specific goals and amounts, equity compensation, employment agreements, severance arrangements, change of control arrangements and any other significant benefits, compensation or arrangements not available to employees generally;

●	providing oversight of our compensation plans and benefit programs and making recommendations to our Board regarding enhancements or changes to such plans and programs;
●	reviewing and making recommendations to our Board regarding director compensation;
●
reviewing and discussing with management the compensation discussion and analysis and preparing a compensation committee report required in our annual report on Form 10-K and definitive proxy statement;

●
appointing, compensating and overseeing the work of any compensation consultant, legal counsel or other advisors to the compensation committee, after taking into consideration independence factors as required under applicable SEC rules and NASDAQ listing standards;

●	administering our equity compensation plans; and
●	reviewing and evaluating, at least annually, its own performance and periodically reviewing its charter and processes.
Our compensation committee is currently composed of Steven H. Berkowitz, Sydney L. Carey and Thomas J. Meredith, each of whom is a non-employee member of our Board. Mr. Berkowitz has been appointed the chair of our compensation committee. Our Board has determined that each member of our compensation committee is independent under the applicable requirements of NASDAQ and SEC rules and regulations, is a non-employee director, as defined by Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and is an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code. In determining whether directors are eligible to serve on our compensation committee, our Board considers whether the director is affiliated with the Company, a subsidiary of the Company or their respective affiliates to determine whether such affiliations would impair the director’s judgment as a member of our compensation committee.
Our Board has adopted a compensation committee charter. We believe that the composition of our compensation committee, and our compensation committee's charter and functioning, comply with the applicable requirements of NASDAQ and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.
The full text of our compensation committee charter is posted on the investor relations portion of our website at http://investors.bazaarvoice.com/corporate-governance.cfm and is available without charge, upon request in writing to Bazaarvoice, Inc., 10901 Stonelake Blvd., Austin, Texas 78759, Attn: Legal Department. Our compensation committee met a total of eight times during fiscal 2017.
Nominating and Governance Committee
Our nominating and governance committee is responsible for, among other things:

●	assisting our Board in identifying prospective director nominees and recommending nominees for each annual meeting of stockholders;
●	developing and recommending governance principles applicable to our Board;
●	overseeing the evaluation of our Board;
●	recommending members for each Board committee to our Board;
●	reviewing and monitoring our code of conduct and actual and potential conflicts of interest of members of our Board and executive officers; and
●	reviewing and evaluating, at least annually, its own charter, processes and performance.

Our nominating and governance committee is currently composed of Steven H. Berkowitz, Jeffrey S. Hawn, and Jared Kopf . Mr. Hawn has been appointed the chairperson of our nominating and governance committee. Our Board has determined that each member of our nominating and governance committee is independent under the applicable requirements of NASDAQ and SEC rules and regulations.

Our Board has adopted a nominating and governance committee charter. We believe that the composition of our nominating and governance committee, and our nominating and governance committee's charter and functioning, comply with the applicable requirements of NASDAQ and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.
The full text of our nominating and governance committee charter is posted on the investor relations portion of our website at http://investors.bazaarvoice.com/corporate-governance.cfm and is available without charge, upon request in writing to Bazaarvoice, Inc., 10901 Stonelake Blvd., Austin, Texas 78759, Attn: Legal Department. The nominating and governance committee met a total of five times during fiscal 2017.
Corporate Governance Guidelines
Our Board maintains Corporate Governance Guidelines, which are intended to reflect our core values and provide the foundation for our governance and management systems and our interactions with others. A copy of those guidelines is posted on the investor relations portion of our website at http://investors.bazaarvoice.com/corporate-governance.cfm and is available without charge, upon request in writing to Bazaarvoice, Inc., 10901 Stonelake Blvd., Austin, Texas 78759, Attn: Legal Department.
Board Leadership Structure and Board’s Role in Risk Oversight
The positions of chairman of the Board and Chief Executive Officer are presently separated. We believe that separating these positions allows our Chief Executive Officer to focus on our day-to-day business, while allowing the chairman to lead the Board in its fundamental role of providing advice to and independent oversight of management. While our amended and restated bylaws and corporate governance guidelines do not require that our chairman and Chief Executive Officer positions be separate, our Board believes that having separate positions is the appropriate leadership structure for us at this time. However, we also recognize that no single leadership model is right for all companies at all times and that, depending on the circumstances, other leadership models, such as having one person serving as both the chairman of the Board and Chief Executive Officer, might become appropriate. Accordingly, our Board anticipates periodically reviewing its leadership structure.
We face a number of risks, including risks relating to our operations, strategic direction and intellectual property as more fully discussed in the section of our Annual Report on Form 10-K for the fiscal year ended April 30, 2017 titled "Risk Factors." Management is responsible for the day-to-day management of risks we face, while our Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our Board has the responsibility of assuring that the risk management processes designed and implemented by management are adequate and functioning as designed.
Our Board's role in overseeing the management of our risks is conducted primarily through committees of Board, as disclosed in the descriptions of each of the committees below and in the charters of each of the committees. In particular, our audit committee regularly considers and discusses our significant accounting and financial risk exposures and the actions management has taken to control and monitor these exposures. Our nominating and governance committee regularly considers and discusses our significant corporate governance risk exposures and the actions management has taken to control and monitor these exposures. Our compensation committee, with input from our management, assists our Board in reviewing and assessing whether any of our compensation policies and programs could potentially encourage excessive risk-taking. In addition, in the event that we are contemplating an agreement to purchase an entity or business that operates in the rating and review technology space for aggregate consideration in excess of $10,000,000, the independent members of the Board will designate a "Lead Acquisition Director" who shall be responsible for coordinating, developing an agenda for, and moderating one or more Board discussions or meetings to address any potential concerns with respect to such transaction.
Our full Board (or the appropriate Board committee in the case of risks that are under the purview of a particular committee) discusses with management our major risk exposures, the potential impact of such risks on us and the steps we take to manage these risks. When a Board committee is responsible for evaluating and overseeing the management of a particular risk, the chairman of the relevant committee reports on the committee’s discussion to the full Board at regular Board meetings. This enables our Board and its committees to coordinate the risk oversight role and evaluate interrelated risks. We believe this division of responsibilities is an effective approach for addressing the risks we face and that our Board leadership structure supports this approach.
Director Nomination Procedures
The nominating and governance committee has the responsibility for reviewing and recommending to the Board candidates for director positions. The nominating and governance committee will consider nominations made by stockholders. There are no differences in the manner in which the nomination and governance committee evaluates nominees for director based on whether the nominee is recommended by a stockholder. To have a candidate considered by the nominating and governance committee, a stockholder must submit its recommendation in writing in accordance with the procedures described in the section of our forthcoming proxy statement titled "Other Matters—2018 Stockholder Proposals or Nominations" and must include the information specified in our Bylaws, including information concerning the nominee and information about the stockholder's ownership of and agreements related to our stock.

The nominating and governance committee, in evaluating Board candidates, considers issues such as character, integrity, judgment, diversity, age, independence, skills, education, expertise, business acumen, business experience, length of service, understanding of our business and other commitments and the like, all in the context of an assessment of the needs of the Board at the time. The committee's objective is to maintain a Board of individuals of the highest personal character, integrity and ethical standards, and that reflects a range of professional backgrounds and skills relevant to our business. The nominating and governance committee does not have a formal policy with respect to diversity; however, the committee considers diversity in identifying nominees for director, including personal characteristics such as race and gender, as well as diversity in the experience and skills that contribute to the Board's performance of its responsibilities in the oversight of a global technology business.
The nominating and governance committee believes that the minimum qualifications for serving as a director are that a nominee demonstrate knowledge of our industry, accomplishment in his or her field, an ability to make a meaningful contribution to the Board’s oversight of our business and affairs, independence under NASDAQ rules, lack of conflicts of interest, and a record and reputation for integrity and ethical conduct in both his or her professional and personal activities. In addition, the nominating and governance committee examines a candidate's specific experiences and skills, time availability in light of other commitments, interpersonal skills and compatibility with the Board, and ability to complement the competency and skills of the other Board members.
The nominating and governance committee annually reviews with the Board the requisite skills and characteristics of Board members, as well as the composition of the Board as a whole. This assessment includes a consideration of independence, diversity, age, skills, and experience and industry backgrounds in the context of the needs of the Board and the Company, as well as the ability of current and prospective directors to devote sufficient time to performing their duties in an effective manner. Directors are expected to exemplify the highest standards of personal and professional integrity and to constructively challenge management through their active participation and questioning. In particular, the nominating and governance committee seeks directors with established strong professional reputations and expertise in areas relevant to the strategy and operations of our business. The nominating and governance committee may and has engaged third party search firms to assist in identifying qualified candidates or gathering information regarding a candidate’s background and experience.
Executive Officers
The following sets forth certain information regarding our executive officers, as of August 16, 2017. Information pertaining to Mr. Austin, who is both an executive officer and a director of the Company, may be found in the section above titled "Directors."

Name	Position with Bazaarvoice	Age as of August 16, 2017
Gene Austin	Chief Executive Officer and President	58
James R. Offerdahl	Chief Financial Officer	61
Gary G. Allison	Executive Vice President, Engineering	51
Kin Gill	Chief Legal Officer, General Counsel and Secretary	50
Michael Paulson	Executive Vice President, Product	43
Elizabeth Ritzcovan	Chief Revenue Officer	41
Ryan D. Robinson	Chief People Officer	56
Joseph Rohrlich	Executive Vice President and General Manager, EMEA	36
Sara Spivey	Chief Marketing Officer	56
Kelly Trammell	Executive Vice President, Services	55
Gene Austin. See biography under "Directors" on page 2 of this Form 10-K/A.
James R. Offerdahl has served as our Chief Financial Officer since January 2013. Prior to joining us, Mr. Offerdahl served as the Chief Financial Officer and Vice President of Administration at Convio, Inc., a leading provider of on-demand constituent engagement solutions, from February 2005 until it was acquired by Blackbaud, Inc. in May 2012. From August 2001 to April 2004, Mr. Offerdahl was President and Chief Executive Officer of Traq-Wireless, Inc., a provider of on-demand mobile resource management software and services to enterprises. From 1998 to 2001, Mr. Offerdahl served as Chief Operating Officer and Chief Financial Officer of Pervasive Software, Inc., a developer and marketer of data management solutions for independent software vendors, and as Chief Financial Officer from 1996 to 1998. From 1993 to 1996, Mr. Offerdahl served as Chief Financial Officer and Vice President of Administration of Tivoli Systems, Inc., a developer and marketer of systems management software, which was acquired by International Business Machines in March 1996. Mr. Offerdahl is a member of the board of directors of Q2 Software, Inc. He holds a B.S. in accounting from Illinois State University and an M.B.A. in management and finance from the University of Texas at Austin.

Gary G. Allison has served as our Executive Vice President, Engineering since December 2013. Prior to joining us, Mr. Allison served from March 2013 to December 2013 as the Vice President, Research and Development for E2open Inc., a leading provider of cloud-based, on-demand software solutions. From May 2007 to March 2013, Mr. Allison served as Vice President, Engineering at Convio, Inc. a leading provider of on-demand constituent engagement solutions that was acquired by Blackbaud, Inc. in May 2012. Mr. Allison previously served from 2004 through 2007 as the Senior Vice President, Software Development, Data Center Operations and Customer Service for Simdesk Technologies, Inc., and from 1997 through 2003 as the Vice President, Engineering and Customer Service for Pervasive Software, Inc., which was acquired by Actian Corporation in 2013. In addition, from 1988 through 1996, Mr. Allison served as a Manager, Power PC and OS/2 LAN Server for IBM Corp. Mr. Allison holds a B.S. in computer science from Texas A&M University and an M.S. in software engineering from University of Houston-Clear Lake.
Kin Gill has served as our Chief Legal Officer, General Counsel and Secretary since January 2015. Mr. Gill previously served as our Deputy General Counsel from January 2013 to January 2015. Prior to joining us, Mr. Gill served from April 2010 to January 2013 as Vice President—General Counsel and Secretary at Xtreme Power Inc., a leading provider of large scale energy storage systems. Previous to that time, Mr. Gill practiced corporate and securities law serving as a partner with Andrews Kurth LLP and Fish & Richardson, P.C. Mr. Gill holds a Bachelor of Accountancy from the University of Mississippi, an M.B.A. from the University of Mississippi and a J.D. from the University of Houston Law Center.
Michael Paulson joined Bazaarvoice, in August 2014 as Executive Vice President, Product. In this role he is responsible for the overall leadership of our product team including research and development of new products, defining the product's vision, strategy, roadmap and user experience. Prior to joining Bazaarvoice, from September 2013 to August 2014, Mr. Paulson led the product team for eBay, Inc.'s new Seller Insights group created through the acquisition of consumer shopping technology company Decide.com. Mr Paulson joined Decide.com as Vice President of Product & Marketing in September 2010 and grew the business from inception through acquisition. Mr. Paulson served as Product Manager at Amazon.com, Inc. from 2004 to 2006. Mr. Paulson holds an M.B.A. from the Kellogg School of Management and a B.A. from Yale.
Elizabeth Ritzcovan has served as our chief revenue officer since December 2015 and in that role is responsible for overall leadership of our global field sales organization, including direct sales, market development, sales operations, pre-sales solution consulting and business development. Prior to joining us, Ms. Ritzcovan served as global chief revenue officer at Sizmek, a company that provides open ad management platforms for multiscreen campaigns, from December 2014 to December 2015 and before that, spent time as the chief revenue officer at Condé Nast - Parade Media Group, a media company, from March 2013 to December 2014. From 2010 until March 2013, Ms. Ritzcovan served as Vice President, Strategy and Marketing Solutions at Yahoo! Inc., a multinational technology company. She has held similar roles at Time, Inc., Interbrand, Condé Nast Publications, Miller Publishing and H&H Publishing. Ms. Ritzcovan has a bachelor of arts in communication from the State University of New York at Potsdam.
Ryan D. Robinson has served as our Chief People Officer since April 2012. Prior to joining us, Mr. Robinson served from November 2011 to March 2012 as Vice President Human Resources at Hewlett-Packard Company, or HP, over the global technology and business process organization. From August 2008 to October 2011, Mr. Robinson served as Vice President Human Resources over HP's global functions, including finance, information technology, legal, strategy and technology, and global business services. From May 2006 to July 2008, Mr. Robinson served as Vice President Human Resources for HP's global information technology organization. Mr. Robinson previously served as Vice President Human Resources over talent management, leadership development and internal communications at Compaq Computer Corporation. Mr. Robinson holds a B.S. in organizational communications and an M.A. in human resource development from the University of Texas at Austin.
Joseph Rohrlich has served as our Executive Vice President and General Manager, EMEA since January 2017. In this role, Mr. Rohrlich leads strategy, revenue growth, and overall operations for Bazaarvoice in EMEA. From April 2015 until May 2017, Mr. Rohrlich was our SVP Client Success, leading the global account management function to improve long term client value and retention outcomes. Mr. Rohrlich initially joined Bazaarvoice in 2010 to grow our first CPG Brands offering and practice. Prior to Bazaarvoice, Mr. Rohrlich led account management at a Procter & Gamble-owned marketing consultancy. He has consulted on digital marketing strategies with brands ranging from Pampers to Sprint to Newell Rubbermaid. Mr. Rohrlich holds a B.A. from the University of Michigan.
Sara Spivey has served as our Chief Marketing Officer since April 2015. From October 2012 to October 2014 she served as Chief Executive Officer of InReach, a privately held SaaS provider in the learning management industry. From December 2008 to September 2012 she served as the Chief Marketing Officer at Convio, Inc., a leading provider of on-demand constituent engagement solutions that was acquired by Blackbaud, Inc. in May 2012. Ms. Spivey previously served as Vice President, Marketing for rPath, Inc., Vice President, Worldwide Sales, Strategic Account Alliance Development for Advanced Micro Devices, Inc., and in a variety of sales and marketing roles, including Vice President of Marketing, at Quantum Corporation, a storage solutions company. Ms. Spivey holds a B.A. from the University of California at Davis in Economics and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth.

Kelly Trammel has served as our Executive Vice President, Services since June 2017. In this role, he is responsible for leading our global strategy consulting, implementation, managed services, technical support, network and content integrity, and insights services business units. Mr. Trammell joined Bazaarvoice in November 2014 as Senior Director, Client Delivery. Before joining Bazaarvoice, Mr. Trammel was a Managing Director at OpenSymmetry LLC, where he led the Managed Services division on a worldwide basis in 2014. Prior to OpenSymmetry, Mr Trammell was Senior Vice President of Consulting and Solutions at SCS, Inc. from 2007 to 2012. Prior to SCS, Mr. Trammel was President and CEO of Servique, which was acquired by SCS, Inc. in 2007. Previously, Mr. Trammel was Senior Vice President and General Manager for Commerce One and was Managing Director for E-commerce for IBM Global Services. Mr. Trammel started his career at KPMG and was elected to join the partnership team. Mr. Trammell holds a B.B.A. in accounting from the University of Texas at Austin and a J.D. from the University of Houston.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers, directors and ten percent stockholders to file reports of ownership and changes in ownership with the SEC. The same persons are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such forms furnished to us during the most recent fiscal year, with the exception below, we believe that all of our executive officers, directors and ten percent stockholders complied with the applicable filing requirements. In making these statements, we have relied upon examination of the copies of the Forms 3, 4 and 5, and amendments to these forms, provided to us and the written representations of our directors, executive officers and 10% stockholders.
Joseph Rohrlich filed late one report with respect to a single transaction that occurred in February 2017, relating to the grant of restricted stock units.
Code of Conduct
Our Board has adopted a code of conduct. The code applies to all of our employees and officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), directors and consultants. The full text of our code of conduct is posted on the investor relations portion of our website at http://investors.bazaarvoice.com/corporate-governance.cfm and is available without charge, upon request in writing to Bazaarvoice, Inc., 10901 Stonelake Blvd., Austin, Texas 78759, Attn: Legal Department. We intend to disclose on our website future amendments to certain provisions of our code of conduct, or waivers of such provisions, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions or the members of our Board.

Item 11.	Executive Compensation
Compensation Discussion and Analysis
This following discussion and analysis of our compensation arrangements with our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers as of April 30, 2017, or our named executive officers, for fiscal 2017 should be read together with the compensation tables and related disclosures that follow this discussion.
Our Named Executive Officers for Fiscal Year 2017
Our named executive officers in our fiscal year ended April 30, 2017, or fiscal 2017, were:

Gene Austin	Chief Executive Officer and President
James R. Offerdahl	Chief Financial Officer
Gary Allison	Executive Vice President, Engineering
Michael Paulson	Executive Vice President, Product
Joe Rohrlich	Executive Vice President and General Manager EMEA
Executive Summary
We power a network that connects brands and retailers to the authentic voices of people where they shop. We were founded on the premise that the collective voice of the marketplace is the most powerful marketing tool in the world because of its influence on purchasing decisions, both online and offline. Our technology platform collects, curates, and displays consumer-generated content including ratings and reviews, questions and answers, customer stories, and social posts, photos, and videos. This content is amplified across marketing channels, including category/product pages, search, brand sites, mobile applications, in-store displays, and paid and earned media, where it helps clients generate more revenue, market share, and brand affinity.

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
Fiscal 2017 Business Performance
In fiscal 2017, we continued to execute on our strategic plan to increase long-term growth derived from sustainable operating performance as we delivered significant increases in our Adjusted EBITDA and cash flow performance, while also improving our overall SaaS business fundamentals. Fiscal 2017 included the following achievements:

•	Revenue of $201.2 million;

•	GAAP net loss of $15.9 million, compared to a GAAP net loss of $25.3 million for fiscal 2016;

•	Adjusted EBITDA of $16.7 million, compared to $9.1 million for fiscal 2016;

•	Non-GAAP net income of $1.7 million, compared to non-GAAP net loss of $5.4 million for fiscal 2016; and

•	First fiscal year of positive free cash flow as a public company.
Finally, during fiscal 2017, our stock price increased from $3.35 (the closing price on April 29, 2016) to $4.70 (the closing price on April 30, 2017), representing an increase of 40.3%.
Significant Elements of Compensation for Fiscal 2017
Consistent with our executive compensation objectives and our performance, during fiscal 2017, our compensation committee structured compensation for our named executive officers to include the following elements:

•
Base Salary: We adjusted the base salaries of certain of our named executive officers in order to appropriately compensate them given the level of expected performance and the competitive market. We did not adjust the base salaries of our Chief Executive Officer or Chief Financial Officer in fiscal 2017.

•
Annual Performance-Based Cash Compensation: We paid annual cash incentive awards to our named executive officers in order to focus them on the achievement of key short-term business objectives and reflect their partial achievement of the corporate and individual performance objectives under our annual performance-based cash incentive plan. We did not pay any discretionary bonuses to our named executive officers in fiscal 2017.

•
Long-Term Equity Incentive Compensation: We granted performance-based stock options, as well as time-vesting stock options, and restricted stock unit ("RSU") awards for shares of our common stock to certain of our named executive officers with the aim of driving long-term stockholder value by aligning the interests of our named executive officers with our stockholders and to reward increases in stockholder value and achievement of corporate objectives.

We believe that the combination of these elements of compensation reflects our compensation philosophy and the strong alignment of the interests of our named executive officers with those of our stockholders.
Significant Corporate Governance Policies and Practices
We have endeavored to maintain high standards in our executive compensation and governance practices and have the following policies and practices in effect:

•
Emphasis On Variable, "At Risk" Compensation and Long-Term Performance Goals: A substantial portion of our named executive officers’ compensation is tied to both short-term and long-term corporate financial and operational incentives. Although we have previously granted time-vesting stock options and RSUs that we believe provide meaningful alignment between our named executive officers and stockholders, beginning in fiscal 2017, we also granted our named executive officers stock option awards that are earned based on the achievement of corporate performance metrics, which we believe further aligns the incentives of our named executive officers with those of our stockholders.

•
Hedging Prohibition: We prohibit all of our employees and members of our Board from entering into hedging arrangements with respect to our securities and prohibit our executive officers and the members of our Board from pledging our securities unless they have received pre-clearance for any pledging arrangements pursuant to the terms of our insider trading policy.

•
Independent Compensation Consultant: Our compensation committee retains an independent compensation advisor, Radford, to provide analysis, advice and guidance on our executive compensation program independent of management.

•	Representative Peer Group: On an annual basis, we use a peer group that reflects comparable size-relevant companies in industries where we compete for talent.

•
Annual Compensation Review: Our compensation committee conducts an annual review of our compensation strategy, including a review of our compensation peer group and a review of our compensation-related risk profile.

•
Compliance-based Performance Metrics: In addition to traditional performance metrics, our compensation committee also includes specific objectives with respect to ethics and compliance in the individual performance metrics for each of our named executive officers and an assessment regarding achievement of those objectives is reviewed by our compensation committee in connection with its performance evaluation and compensation setting process.

•
Stock Ownership Guidelines: We maintain guidelines for minimum ownership of shares of our common stock by our Chief Executive Officer, Chief Financial Officer and the non-employee members of our Board.

•	Independent Compensation Committee: We maintain a completely independent compensation committee that establishes our compensation practices.
The following graphics illustrate our CEO's total direct compensation mix for fiscal 2017 and the average of the other named executive officers' average target total direct compensation mix for fiscal 2017, which emphasizes variable, performance-based pay:

CEO Target Direct Compensation Mix

Restricted Stock Units
Provides long-term alignment with stockholder interests
Retains key talent
32%
Base Salary
Attracts and retains key talent
15%
Annual Incentive Cash Compensation
Drives the achievement of short-term business results on an annual basis
No guaranteed payment
15%
Stock Options
Provides long-term alignment with stockholder interests
13%
Performance Based Stock Options
Combines alignment with stockholder interests with the achievement of short-term business results.
No guaranteed payment
24%

NEO (excluding CEO) Target Direct Compensation Mix
Restricted Stock Units
Provides long-term alignment with stockholder interests
Retains key talent
34%
28%
Base Salary
Attracts and retains key talent
14%
Annual Incentive Cash Compensation
Drives the achievement of short-term business results on an annual basis
No guaranteed payment
23%
Performance Based Stock Options
Combines alignment with stockholder interests with the achievement of short-term business results.
No guaranteed payment

Results of Most Recent Say-on-Pay Vote
At our 2015 Annual Meeting of Stockholders, we conducted a stockholder advisory vote to approve the fiscal 2015 compensation of our named executive officers (commonly referred to as a "Say-on-Pay" vote). Our stockholders approved the fiscal 2015 compensation of our named executive officers with approximately 80% of the votes cast in favor of the proposal.
We believe that the outcome of the Say-on-Pay vote reflects our stockholders' support of our compensation approach, specifically our efforts to attract, retain, and motivate our named executive officers. Following our fiscal 2015 Annual Meeting of Stockholders, our compensation committee reviewed the results of the Say-on-Pay vote, and concluded that our executive compensation program was operating as anticipated. Based on results of a separate stockholder advisory vote on the frequency of future stockholder advisory votes to approve the compensation of our named executive officers conducted at our 2012 Annual Meeting of Stockholders, our Board determined that we will hold our Say-on-Pay votes on a triennial basis. Therefore, the next stockholder advisory vote to approve the compensation of our named executive officers will take place at our 2018 Annual Meeting of Stockholders, unless our Board modifies its policy on the frequency of holding such advisory votes.
Our Executive Compensation Philosophy
Our executive compensation philosophy is to provide market-competitive opportunities with realized compensation that is closely tied to performance. Our compensation strategy focuses on providing a total compensation package that will not only attract, motivate and retain excellent executive officers, but will also align the interests of our executive officers with our stockholders by tying a significant portion of their total compensation to the achievement of our long-term business goals. Our Board strives to maintain a balance between cash and equity compensation to encourage our executive officers to act as owners and drive long-term stockholder value. Our executive compensation program is designed to provide our executive officers with a competitive total compensation package and share our success with them when our objectives are met.
Our executive compensation program is designed to be flexible, include complementary compensation elements and collectively serve the compensation objectives described above. Neither our compensation committee nor our Board has adopted any formal or informal policies or guidelines for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation or among different forms of cash and non-cash compensation. We have determined that our compensation committee and Board should retain discretion and flexibility to make these determinations each year rather than adopting formal policies or guidelines.
Determining Executive Compensation for Fiscal Year 2017
For fiscal 2017, our compensation committee was responsible for designing, recommending for approval by our Board and overseeing our executive compensation program.
Our compensation committee engaged Radford, a national compensation consulting firm, to perform a competitive assessment of our executive compensation program, to assist in sustaining a framework for a company-wide compensation strategy and to generally advise our compensation committee on executive compensation matters. To assess the competitiveness of our executive compensation program and compensation levels, Radford examined the executive compensation practices of a group of publicly-traded software industry companies of similar revenue size and market valuation to us. Radford gathered this information from the Radford High Technology Survey and also from the public filings of a select peer group consisting of the following companies:

Angie's List Inc.	Marketo Inc.
Bottomline Technologies (de), Inc.	Model N, Inc.
Brightcove Inc.	Opower Inc.
BroadSoft, Inc.	Pros Holdings, Inc.
Callidus Software Inc.	Q2 Holdings, Inc.
Carbonite, Inc.	RealPage, Inc.
ChannelAdvisor Corp.	RetailMeNot, Inc.
Chegg, Inc.	SciQuest, Inc.
Five9, Inc.	ServiceSource International, Inc.
Intralinks Holdings Inc.	Tangoe, Inc.
Jive Software Inc.	TechTarget, Inc.
LivePerson, Inc.	TrueCar, Inc.
LogMeIn, Inc.	Xactly Corp
Marin Software Incorporated	YuMe, Inc.
Our compensation committee performed an annual review of our executive compensation and recommended fiscal 2017 compensation to our Board at the beginning of fiscal 2017. In carrying out its responsibilities, our compensation committee solicited and used information provided by our management, as well as recommendations from our CEO, Mr. Austin. With respect to the compensation packages for each named executive officer other than himself, Mr. Austin reviewed the performance of such executive officer and made recommendations to our compensation committee with respect to such executive officer's total compensation package for fiscal 2017. While our compensation committee solicited and reviewed our CEO's recommendations, such recommendations were only one factor considered by our compensation committee in making compensation decisions.
In determining the total compensation package for fiscal 2017 for each of our named executive officers, our compensation committee used the then-current compensation levels for each named executive officer as a starting point. In addition to considering our CEO's recommendations, our compensation committee and Board reviewed and considered Radford's report on the compensation practices of the select peer group companies and competitive market data. Our compensation committee and Board used the 50th percentile of total compensation as reflected by the market data as a reference in considering the appropriate compensation level for each named executive officer. Our compensation committee and Board also considered our company-wide performance, the applicable named executive officer's performance and internal pay equity. In reviewing individual performance, our compensation committee and Board undertook a subjective and qualitative review of each named executive officer's contribution to the success of our business in fiscal 2016.
Based in part on the review by our CEO, our executive compensation philosophy generally, and our compensation committee’s review after considering the factors described above, in May 2016 our compensation committee approved a total cash compensation package for fiscal 2017 for each of our executive officers, including our then-serving named executive officers and Mr. Paulson, that included base salary and annual performance-based cash compensation levels. In January 2017, our compensation committee approved a total compensation package for Mr. Rohrlich in connection with his promotion to Executive Vice President and General Manager of EMEA and his relocation to our London, United Kingdom office that included base salary increase, annual performance-based cash compensation, and foreign assignment allowance (including expat expenses, housing, car, school and childcare, relocation expenses and family travel to and from London) with each of these elements determined based on several factors, including expected costs, market competitive data obtained from Radford, and the contribution and value our Board expects

Mr. Rohrlich to bring to the role in EMEA. In May 2017, our compensation committee amended Mr. Rohrlich's housing allowance from $96,000 annually to $134,000 annually based on the current housing market in London. Unless otherwise noted, all compensation figures for Mr. Rohrlich set forth in the "Compensation Discussion and Analysis" are listed in U.S. Dollars based on the average exchange rate during fiscal 2017.
In August 2016, our compensation committee considered the independence of Radford and found them to be independent after considering applicable factors under NASDAQ listing standards.
Elements of Compensation for Fiscal Year 2017
As noted above, compensation for our named executive officers for fiscal 2017 consisted of the elements identified in the following table:

Compensation Element	Objective
Base salary	To attract and retain our named executive officers and to recognize ongoing performance of job responsibilities.
Annual performance-based cash compensation
To focus our named executive officers on the achievement of key short-term business objectives and to provide additional reward opportunities for our named executive officers when key business objectives are met.

Long-term equity incentive compensation	To drive long-term stockholder value by aligning the interests of our named executive officers with our stockholders and to reward increases in stockholder value.
Performance-Based Equity
In response to our belief in a pay-for-performance culture, we started to phase in a performance equity compensation program for our executive officers during fiscal 2017. The intent of the program is to further tie executive compensation to our financial performance by shifting the proportion of equity compensation over time from solely time-based equity compensation towards a combination of time-based and performance-based equity compensation.

Severance and change of control benefits	To provide income protection in the event of involuntary loss of employment and to focus our named executive officers on stockholder interests when considering strategic alternatives.
Retirement savings (401(k)) plan	To provide retirement savings in a tax-efficient manner.
Health and welfare benefits	To provide a basic level of protection from health, dental, life and disability risks.
Foreign Assignment Allowances	To provide income equalization for executives who are working in a country other than their home country.
The following discussion describes these elements in more detail.
Base Salaries
Base salaries for fiscal 2017 for our named executive officers were determined by our compensation committee and Board as described above in "—Determining Executive Compensation for Fiscal Year 2017." Our compensation committee and Board did not assign a specific weight to any single factor in making decisions regarding base salary levels. The table below shows the base salaries for our named executive officers for fiscal years 2016 and 2017. In order to balance expenses with the growth expectations in fiscal 2018, our Board does not anticipate providing our named executive officers with any base salary increases in fiscal 2018.

Named Executive Officer	FY 2016 Base Salary	FY 2017 Base Salary
Gene Austin	$467,000	$467,000
James R. Offerdahl	332,000	332,000
Gary Allison	287,000	317,000
Michael Paulson	322,000	329,000
Joe Rohrlich(1)	230,000	285,000

(1)	Mr. Rohrlich's fiscal 2017 salary was increased from $240,000 to $285,000 beginning February 1, 2017 upon his appointment as our Executive Vice President and General Manager EMEA.

Annual Performance-Based Cash Compensation
During fiscal 2017, each of our named executive officers, as well as our other executive officers and key employees, was eligible to earn a cash bonus based on the achievement of performance objectives under our executive bonus plan.
Target bonuses. For each named executive officer, the target bonus opportunity for fiscal 2017 was equal to a specified percentage of his base salary. As with base salaries, the target bonuses for our named executive officers were determined by our compensation committee and Board as described above in "—Determining Executive Compensation for Fiscal Year 2017." Our compensation committee and Board did not assign a specific weight to any single factor in establishing the applicable target bonus opportunities. The table below shows the target bonus opportunities for fiscal 2017 for each named executive officer. In order to balance expenses with the growth expectations in fiscal 2018, our Board does not anticipate modifying the target bonus opportunities for any of our named executive officers for fiscal 2018.

Named Executive Officer	FY 2017 Target Bonus Opportunity (% of base salary)
Gene Austin	100%
James R. Offerdahl	60%
Gary Allison	40%
Michael Paulson	40%
Joe Rohrlich(1)	58%

(1)	Mr. Rohrlich's bonus target was increased from 41.4% to 58% beginning February 1, 2017 upon his appointment as our Executive Vice President and General Manager EMEA.
Bonus determinations. For fiscal 2017, the amount of the annual cash bonuses earned by our named executive officers was determined based on actual performance during the fiscal year compared to pre-determined performance objectives approved by our Board.
The total bonus opportunity for our named executive officers serving in their position at April 30, 2017, was based on the level of achievement of three corporate performance measures: Net Bookings, Adjusted EBITDA and Advertising Net Revenue, each of which is described in more detail below. Net Bookings was given a weighting of 40%, Adjusted EBITDA was given a weighting of 30% and Advertising Net Revenue was given a weighting of 30%. These corporate performance measures were selected because they support our objective of achieving growth and require focus on new business development, working capital management and cost containment. We believe these performance measures align our named executive officer incentives with stockholder interests through the creation of sustainable long-term value.
Payment of any portion of the bonus opportunity for fiscal 2017 related to a specific corporate performance measure was contingent on our achievement of a minimum percentage of the target level for such measure, and the payment level was capped at our achievement of a maximum percentage of the target level. Payout percentages for the various achievement levels were as follows:

Net Bookings		Adjusted EBITDA		Advertising Net Revenue
Achievement Percentage	Payout Percentage	Achievement Percentage	Payout Percentage	Achievement Percentage	Percentage Payout
70%	30%	80%	50%	80%	50%
100%	100%	100%	100%	100%	100%
>150%	190%	>120%	150%	>120%	150%
The Net Bookings measure is an internal metric that we use to monitor our business. The calculation of "Net Bookings" takes into account an internal assessment of the annualized value of new client contracts (which include assumptions and valuation measures not calculated in accordance with GAAP) signed during the fiscal year, adjusted for client contracts that are amended or terminated during the fiscal year. We do not disclose the target level for this measure for operational and competitive reasons.
We define "Adjusted EBITDA" as net loss from continuing operations, as calculated according to GAAP, adjusted for stock-based expense, contingent considerations related to acquisitions, adjusted depreciation and amortization (which excludes amortization of capitalized internal-use software development costs), integration and other costs related to acquisitions, other non-business costs and benefits, income tax expense and other (income) expense, net. Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. The target level for Adjusted EBITDA for fiscal 2017 was $8.5 million. In order to align our definition of EBITDA more closely with our peer group, in September 2016, we changed the way we computed Adjusted EBITDA to add back amortization of capitalized software expense. Because the bonus targets were set prior to the new method of calculation, we continued to use the prior method to calculate bonus amounts.

"Advertising Net Revenue" is defined as the revenue derived primarily from fees charged to advertisers when their advertisements are displayed on publishers' websites and is net of amount due to such publishers. We do not disclose the target level for this measure for operational and competitive reasons. In general, we consider our corporate performance targets for fiscal 2017 to have been challenging but achievable.
For fiscal 2017, we achieved 105% of the Net Bookings target level, Adjusted EBITDA was $8.5 million, representing 100% of the target level, and our Advertising Net Revenue was less than 80% of our target level meaning that the minimum achievement level for Advertising Net Revenue was not achieved. Our compensation committee reviewed our performance against each of the corporate performance measure target levels and consistent with the terms of our bonus plan, bonuses for each of our named executive officers were paid at 73% of the target bonus opportunity, as detailed in the table below.

Performance Objective	Percentage of Objective Achieved	Payout Percentage	Plan Weight	Weighted Payout Percentage
Net Bookings	105%	108%	40%	43%
Adjusted EBITDA	100%	100%	30%	30%
Advertising Net Revenue	<80%	0%	30%	0%

Named Executive Officer		Target Bonus Opportunity	Applicable Payout Percentage		Actual Bonus Payment
Gene Austin		$467,000	73%		$340,910
James R. Offerdahl		199,200	73%		145,416
Gary Allison		126,800	73%		92,564
Michael Paulson	131,600	131,600	73%		96,068
Joe Rohrlich(1)		165,000	—	(1)	84,510

(1)
Mr. Rohrlich's Bonus Target Opportunity was raised to 58% of his then current base salary ($285,000), effective February 1, 2017, the date he became an executive officer. His fiscal 2017 Bonus Target Opportunity prior to February 1, 2017 was 41.4%.of his then current base salary ($230,000). Mr. Rohrlich received a pro-rated bonus amount based on the amount of time spent at each Bonus Target Opportunity amounts paid at 73% of that pro-rated Bonus Target Opportunity.

Long-Term Equity Incentive Compensation in Fiscal 2017
We believe that equity awards are an effective tool for meeting our compensation goal of increasing long-term stockholder value. Since fiscal year 2012, our compensation committee has been granting equity awards consisting of a combination of stock options and restricted stock unit awards. Because our executive officers are able to profit from stock options only if our stock price increases relative to the stock option’s exercise price, we believe stock options provide meaningful incentives to achieve increases in the value of our common stock over time. The decision by our Board to include restricted stock unit awards into our executive compensation program is based on a number of factors, including Radford's analysis of the competitiveness of our executive compensation program, the estimated impact of such decision on our available option pool and the perceived value of restricted stock units to our executive officers. We generally grant an initial stock option and/or restricted stock unit award to each of our executive officers in connection with the commencement of his or her employment. All equity awards are approved by our Board or our compensation committee. In determining the size of an equity award, our Board and our compensation committee take into account individual performance, competitive market data , internal pay equity considerations and the unvested value of existing long-term incentive awards. To determine the total equity package for all executive officers other than Mr. Austin, our compensation committee targeted the 25th to 50th percentiles compared to our peer group.
In addition to new hire grants, from time to time, our Board has granted our named executive officers equity awards in conjunction with a promotions or to recognize exceptional performance and as "refresher" grants to ensure our named executive officers continue to have an equity incentive as part of their compensation packages. Historically, these decisions have been made on a case-by-case basis, and our Board retains discretion to make equity award grants at any time.
In addition to traditional stock option awards, beginning in fiscal 2017, our compensation committee also granted performance-based stock option awards that are earned based on achievement of corporate performance measures. Traditional stock option awards granted to our named executive officers typically vest over a four-year period as follows: 25% of the shares underlying the stock option vest on the first anniversary of the vesting start date with the remainder vesting ratably on a monthly basis over the next 36 months, subject to continued service through each applicable vesting date. The value of the performance stock options were intended to constitute approximately 50% of the total value of long-term incentive awards granted to the named executive officers in fiscal 2017. The total number of shares to be subject to the grant were determined based upon the Company's achievement of certain performance metrics in fiscal 2017. Once performance stock options are earned as described below, such options are subject to addition time-based vesting.

For fiscal 2017, the performance option grants could be earned only upon the achievement of a minimum percentage of the target level of a specific corporate performance measure, and the earning potential was capped at our achievement of a maximum percentage of the target level. Earning percentages for the various achievement levels were as follows:

Net Bookings		Advertising Net Revenue
Achievement Percentage	Payout Percentage	Achievement Percentage	Percentage Payout
80%	40%	80%	33.33%
90%	60%	85%	43.33%
100%	66.67%	90%	53.33%
110%	76.67%	95%	63.33%
120%	86.67%	100%	66.67%
>130%	100%	105%	73.33%
		110%	80%
		115%	86.67%
		120%	93.33%
		>130%	100%
The compensation committee believed that the weighting and metrics used were appropriate to influence executive performance in achieving certain annual corporate performance goals that further our strategy and that are used by investors to evaluate our financial performance. The compensation committee believes that targets for performance-based equity should be rigorous and challenging.
For fiscal 2017, we achieved 105% of the Net Bookings target level and our Advertising Net Revenue was less than 80% of our target level meaning that the minimum achievement level for Advertising Net Revenue was not achieved. Our compensation committee reviewed our performance against each of the corporate performance measure target levels and consistent with the terms of the options agreements 50.003% of the target number of shares were earned as detailed below. The option vests as follows: 25% of the shares underlying the stock option vested on the date the committee determined the performance achievement against the metrics (June 1, 2017), with the remainder vesting ratably on a monthly basis over the next 36 months, subject to continued service through each applicable vesting date.
Restricted stock unit awards granted to our named executive officers typically vested in three equal yearly installments, with the first such installment vesting on the first anniversary of the vesting start date, subject to continued service through each applicable vesting date. We believe these vesting schedules appropriately encourage long-term employment with the Company, while allowing our executive officers to realize compensation in line with the value they have created for our stockholders.
Equity grants for fiscal 2017 for our named executive officers were determined by our compensation committee and Board as described above in "—Determining Executive Compensation for Fiscal Year 2017" and were granted to provide a meaningful long-term incentive opportunity and achieve our retention objectives. The table below shows the equity awards granted to our named executive officers in fiscal 2017.

Named Executive Officer	Fiscal Year 2017 RSU Awards(1) (#)	Fiscal Year 2017 Option Grants(2) (#)	Fiscal Year 2017 Performance Based Options Grants(3) (#)	Fiscal Year 2017 Performance Based Options Earned (#)
Gene Austin	250,000	300,000	500,000	250,012
James R. Offerdahl	118,000	—	256,000	128,006
Gary Allison	80,000	—	180,000	90,004
Michael Paulson	71,000	113,333	155,000	77,503
Joe Rohrlich	100,000	6,333	100,000	50,002

(1)
RSU awards granted to Mr. Austin, Mr. Offerdahl, Mr. Allison and Mr. Robinson were made in June 2016. Mr. Rohrlich was granted 50,000 RSUs in June 2016 and another 50,000 RSUs in February 2017 in conjunction with his promotion to Executive Vice President and General Manager EMEA. All awards are subject to our standard RSU vesting schedule.

(2)
The option grant to Mr. Austin was made in June 2016 with an exercise price of $3.94 and is subject to our standard option vesting schedule. The option grants to Mr. Paulson and Mr. Rohrlich were made in conjunction with our option exchange program described below. The grants were made in August 2016 with an exercise price of $4.14. The options vest annually in two equal installments beginning in August 2017.

(3)    Target number of performance-based stock options were awarded to our named executive officers in June 2016 with an exercise price of $3.94.
(4)    Represents the actual number of the performance-based options earned pursuant to fiscal 2017 corporate performance.

Changes to Long-Term Incentive Compensation for Fiscal 2018
In June 2017, our compensation committee, based on analysis of Radford, decided not to grant stock options for fiscal 2018, including performance-based stock options. Alternatively, our committee issued traditional restricted stock units and performance based restricted stock units ("PBUs"). Like the fiscal 2017 performance based option grants, the value of the PBUs was intended to constitute approximately 50% of the total value of long-term incentive awards granted to the named executive officers in fiscal year 2018. The total number of units granted will be determined based on the Company's achievement of certain performance metrics in fiscal 2018. Specifically, between 0% and 100% of the maximum number of units potentially subject to the award will be earned based on the Company's performance against key metrics. Once the earned number of shares is determined, the units will vest in three equal annual installments beginning on the one year anniversary of the vesting commencement date.
Option Exchange Program
On August 2, 2016, we completed a voluntary, one-time stock option exchange offer that allowed eligible participants who previously had received stock option grants with an exercise price per share greater than $6.11 the opportunity to exchange those options for a lesser number of new stock options subject to a new vesting schedule. Our then executive officers and members of our board of directors were not eligible to participate. Mr. Paulson and Mr. Rohrlich were not executive officers at the time of the exchange offer and did participate. The program was structured so that the value of any new grant was equal to the value of the corresponding canceled grant.
Severance and Change of Control Benefits
We are party to employment agreements with each of our named executive officers that provide for certain payments and other benefits upon termination of their employment in certain circumstances. In September 2016, after reviewing the data from Radford, we amended the employment agreements for our named executive officers to include additional severance benefits upon termination of their employment either (a) without "cause" or upon resignation for "good reason," or (b) without cause or upon resignation for good reason within one year following a change-of-control. These changes were made to align with the benefits offered by our peer group.
In addition, each of our named executive officers is entitled to receive accelerated vesting with respect to all or a portion of his or her outstanding and unvested stock options or restricted stock unit awards in the event of the termination of his or her employment following a change of control of the Company. These accelerated vesting arrangements are intended to preserve morale and productivity and encourage retention in the face of the disruptive impact of a change of control of the Company and to allow our named executive officers to focus on the value of strategic alternatives to stockholders without concern for the impact on their continued employment, as we believe each of their positions is at heightened risk of turnover in the event of a change of control. We also believe that accelerated vesting arrangements related to change of control transactions provide an incentive for our named executive officers to successfully execute such a transaction from its early stages until closing, which we believe will ultimately benefit our stockholders.
In October 2015, the compensation committee amended all outstanding and future equity awards, including our named executive officers, to provide for the acceleration of outstanding unvested stock option or restricted stock unit awards in the event of termination pursuant to his or her death or disability.
Please refer to the discussion below under "— Potential Payments upon Termination or Change of Control" for a more detailed discussion of our severance and change of control arrangements, including the severance benefits provided to each of our named executive officers pursuant to their respective employment agreement.
Employee Benefits
Our named executive officers are eligible for the same benefits available to our full-time employees generally. These include participation in a tax-qualified Section 401(k) plan, an employee stock purchase plan, and group life, health, dental, vision and disability insurance plans. The type and extent of benefits offered are intended to be competitive within our industry.
Foreign Assignment Allowance
In January 2017, Mr. Rohrlich was promoted to the role of Executive Vice President and General Manager EMEA and in connection with that role, has relocated to our London office. As part of his relocation, we have provided for Mr. Rohrlich to receive certain allowances to provide an equalization of his income while working in London. These allowances include the following.

Allowance	Objective	Annual Amount(1)
Expat Allowance	To provide for increased personal expenses for the named executive officer and family while the named executive officer is on assignment in a foreign country	$36,000
Housing Allowance	To provide housing for named executive officer and family while named executive officer is on assignment in a foreign country	$134,000
Car Allowance	To provide transportation for named executive officer and family while named executive officer is on assignment in a foreign country	$12,000
International Schools and Childcare	To provide traditional schooling and childcare for named executive officer's dependents while named executive officer is on assignment in a foreign country	$42,000
Relocation Expenses	To relocate named executive officer and family to foreign country	$20,000
Home Leave	To provide for named executive officer and family personal trips home during assignment	2 trips for family
Tax Equalization	To provide for increased taxes for named executive officer and family while named executive officer is on assignment in a foreign country	To be based on actual amounts
(1)    Amounts paid will be based on actual expenses.
Other Compensation Practices and Policies
Hedging and Pledging
All of our employees and members of our Board are prohibited from entering into hedging arrangements with respect to our common stock or other securities issued by us. In addition, we prohibit our executive officers and the members of our Board from pledging our common stock or other securities unless they have received pre-clearance for any pledging arrangements pursuant to the terms of our insider trading policy.
Perquisites, Retirement and Other Personal Benefits
As noted above, our named executive officers are eligible to receive the same benefits as those offered to all full-time employees. In addition, we have established a tax-qualified employee savings and retirement plan pursuant to which employees, including our named executive officers, who satisfy certain eligibility requirements, including age and length of service, may elect to defer up to 100% of eligible compensation, subject to applicable Internal Revenue Code limits. We currently match 50% of contributions, up to 2% of salary, made by our employees, including our executive officers. We intend for the 401(k) plan to qualify under Section 401(a) of the Internal Revenue Code so that contributions to the 401(k) plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the 401(k) plan.
We believe that cash and equity compensation are the two key components in attracting and retaining executive talent. Other than the foreign assignment allowances, as described above, offered to Mr. Rohrlich in connection with his assignment to our London office, we do not have any programs for providing perquisites and other personal benefits for any named executive officer in an amount that exceeds the $10,000 disclosure threshold. We do provide our named executive officers with access to an executive wellness program, reimbursements for which do not exceed $10,000 on an individual basis, and may cover the costs associated with our named executive officers travel, lodging, food, and entertainment in connection with our annual sales quota recognition event.
Stock Ownership Guidelines
As described above under "— Corporate Governance — Stock Ownership Guidelines", the compensation committee approved stock ownership guidelines for our non-employee directors, chief executive officer and chief financial officer. As of the date of this Form 10-K/A, Mr. Austin, Mr. Offerdahl and each non-employee director have achieved the required ownership levels.
Pension Benefits and Nonqualified Deferred Compensation
We do not provide a pension plan for our employees, and none of our named executive officers participated in a nonqualified deferred compensation plan during fiscal 2017.

Policy Regarding the Timing of Equity Awards
The exercise price of each stock option grant is generally the fair market value of our common stock on the grant date. Beginning in August 2012, our Board established a policy providing that it would not grant stock options to executive officers or directors during closed trading periods under our insider trading policy, but that exceptions could be made on a case-by-case basis.
Policy Regarding Compensation Recovery
We do not currently have a formal "clawback" policy requiring a fixed course of action with respect to compensation adjustments following later restatements of financial results. However, we plan to consider adopting a formal clawback policy once the SEC issues final rules in accordance with the requirements of The Dodd-Frank Wall Street Reform and Consumer Protection Act. Until such time, in the event of a later restatement of financial results, our Board or compensation committee would evaluate whether compensation adjustments were appropriate based upon the facts and circumstances surrounding the restatement and then-applicable law.
Compliance-based Performance Metrics
In addition to traditional performance metrics, our compensation committee also includes specific objectives with respect to ethics and compliance in the individual performance metrics for each of our named executive officers and an assessment regarding achievement of those objectives is reviewed by our compensation committee in connection with its performance evaluation and compensation setting process.
Results of Most Recent Say-on-Pay Vote
At our 2015 Annual Meeting of Stockholders, we conducted a stockholder advisory vote to approve the fiscal 2015 compensation of our named executive officers (commonly known as a "Say-on-Pay" vote). Our stockholders approved the fiscal 2015 compensation of our named executive officers with approximately 80% of the votes cast in favor of the proposal.
We believe that the outcome of the Say-on-Pay vote reflects our stockholders' support of our compensation approach, specifically our efforts to attract, retain, and motivate our named executive officers. Our compensation committee evaluated the results of the 2015 Say-on-Pay vote when determining compensation policies for our named executive officers, along with the other factors described above in "— Determining Executive Compensation for Fiscal Year 2016." Based on its evaluation, our compensation committee did not implement any significant design changes to our executive compensation program for fiscal 2016. We value the opinions of our stockholders and our compensation committee will continue to consider the outcome of future Say-on-Pay votes, as well as feedback received throughout the year, when making compensation decisions for our named executive officers. Based on the results of a separate stockholder advisory vote on the frequency of future stockholder advisory votes to approve the compensation of our named executive officers conducted at our 2012 Annual Meeting of Stockholders, our Board determined that we will hold our Say-on-Pay votes on a triennial basis. Therefore, the next stockholder advisory vote to approve the compensation of our named executive officers will take place at our 2018 Annual Meeting of Stockholders, unless our Board modifies its policy on the frequency of holding such advisory votes.
Accounting and Tax Considerations
Deductibility of Executive Compensation
Generally, Section 162(m) of the Internal Revenue Code disallows a tax deduction to any publicly held corporation for any remuneration in excess of $1.0 million paid in any taxable year to its chief named executive officer and each of its three next most highly compensated named executive officers (other than its chief financial officer). Remuneration in excess of $1.0 million may be deducted if, among other things, it qualifies as "performance-based compensation" within the meaning of the Internal Revenue Code. In this regard, the compensation income realized upon the exercise of stock options granted under a stockholder-approved stock option plan generally will be deductible so long as the options are granted by a committee whose members are non-employee directors and certain other conditions are satisfied.
Our compensation committee, in approving the amount and form of compensation for our named executive officers, considers all elements of the cost to us of providing such compensation, including the potential impact of Section 162(m). Our compensation committee may, in its judgment, authorize compensation payments that do not comply with an exemption from Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.
Taxation of "Parachute" Payments and Deferred Compensation
Sections 280G and 4999 of the Internal Revenue Code provide that our named executive officers and directors who hold significant equity interests and certain other service providers may be subject to an excise tax if they receive payments or benefits in connection with a change of control of the Company that exceeds certain prescribed limits, and that we (or a successor) may forfeit a deduction on the amounts subject to this additional tax.

Section 409A of the Internal Revenue Code imposes significant additional taxes in the event that a named executive officer, director, or service provider receives "nonqualified deferred compensation" that does not satisfy the conditions of Section 409A.
We did not provide any directors or named executive officer with a "gross-up" or other reimbursement payment for any tax liability that he or she might owe as a result of the application of Sections 280G, 4999 or 409A of the Internal Revenue Code during fiscal 2017 and we have not agreed and are not otherwise obligated to provide any director or named executive officer with such a "gross-up" or other reimbursement.
Accounting for Stock-Based Compensation
We follow the FASB ASC Topic 718 for our stock-based compensation awards. ASC 718 requires companies to calculate the grant date "fair value" of their stock-based awards using a variety of assumptions. The valuation assumptions used in determining such amounts are described in Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K. This calculation is performed for accounting purposes and reported in the compensation tables below under "—Tabular Disclosure Regarding Executive Compensation" even though recipients may never realize any value from their awards. ASC 718 also requires companies to recognize the compensation cost of their stock-based awards in their income statements over the period that an employee is required to render service in exchange for the award.
Report Of The Compensation Committee
During fiscal 2017, our compensation committee consisted of three non-employee directors, Sydney L. Carey, Steve Berkowitz and Thomas J. Meredith. Our Board has determined that each of these members is independent under applicable NASDAQ and SEC rules and regulations.
Our compensation committee has reviewed and discussed with management the disclosures contained in the section of this Form 10-K/A titled "Executive Compensation—Compensation Discussion and Analysis." Based on this review and discussion, our compensation committee recommended to the Board that the section titled "Executive Compensation—Compensation Discussion and Analysis" be included in this Form 10-K/A.
SUBMITTED BY THE COMPENSATION COMMITTEE OF
THE BOARD OF DIRECTORS
Steve Berkowitz, Chairperson
Thomas J. Meredith
Sydney L. Carey

TABULAR DISCLOSURE REGARDING EXECUTIVE COMPENSATION
The following tables provide information regarding the compensation paid and awarded to or earned during our fiscal years ended April 30, 2015, 2016 and 2017 by our named executive officers.
Summary Compensation Table for Fiscal Years Ended April 30, 2015, 2016 and 2017

Name and Principal Position	Fiscal Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Option Awards(2) ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation(3) ($)		Total ($)

Gene Austin	2017	$467,000	—	$985,000	$1,114,480	(4)	$340,910	$49,383	(5)	$2,956,773
Chief Executive Office; President	2016	467,000	—	1,582,530	1,443,018		140,100	22,879	(5)	3,655,527
	2015	450,000	$225,000	942,003	902,569		—	19,589	(5)	2,539,163

James R. Offerdahl	2017	332,000	—	464,920	373,760	(4)	145,416	6,486		1,322,582
Chief Financial Officer	2016	332,000	—	610,542	556,833		59,760	7,418		1,566,553
	2015	320,000	96,000	—	—		—	7,712		423,712

Gary Allison	2017	317,000	—	315,200	262,800	(4)	92,564	8,441		996,005
Executive Vice President, Engineering	2016	287,000	—	403,176	367,449		34,440	5,949		1,098,014
	2015	275,000	55,000	137,046	131,102		—	2,934		601,082

Michael Paulson(6)	2017	329,000	—	279,740	226,300	(4)	96,068	7,248		938,356
Executive Vice President, Product

Joe Rohrlich(7)	2017	251,250	—	427,000	147,600	(4)	84,510	197,229	(8)	1,107,589
Executive Vice President and GM EMEA

 ______________________________________

(1)	Unless otherwise noted, the amounts reported in the "Bonus" column represent a discretionary bonus paid by us.

(2)
The amounts reported in the "Stock Awards" and "Option Awards" column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The valuation assumptions used in determining such amounts are described in Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on June 16, 2017. Note that the amounts reported in these columns reflect the accounting cost for these awards and do not correspond to the actual economic value that may be received by the named executive officers from the awards.

(3)
Unless otherwise noted, the amounts reported in the "All Other Compensation" column consist solely of premiums for short term disability, long term disability, life and accidental death and dismemberment insurance paid by us, reimbursement for costs associated with our executive wellness program and 401(k) matching contributions, each of which was less than $10,000.

(4)
For all other than Mr. Austin, the amounts represent the grant date fair value of performance based stock options awarded in June 2016 as if the fiscal 2017 net bookings and advertising revenue targets were met at 100%. For Mr. Austin, it also includes the grant date fair value of a traditional option grant ($384,480). In order to receive the maximum number of options (150% of the target), we would have needed to achieve 130% of our fiscal 2017 net bookings target and 120% of our fiscal 2017 advertising revenue target. The maximum grant date fair values of the grants were, Mr. Austin - $1,095,000, Mr. Offerdahl - $560,640, Mr. Allison - $394,200, Mr. Paulson - $339,450 and Mr. Rohrlich - $219,000. Also for Mr. Rohrlich in fiscal 2017, the amount includes $1,600 in incremental values of options received pursuant to our option exchange program in which the named executive officer opted to exchange certain previously granted option awards that were under-water, and receive a smaller number of options at the then current price.

(5)
Includes $43,260 in fiscal 2017, $14,885 in fiscal 2016 and $13,936 in fiscal 2015 of costs covered by the Company associated with travel, lodging, food and entertainment for our annual sales quota recognition event.

(6)	Mr. Paulson was appointed as an executive officer in September 2016.

(7)	Mr. Rohrlich was appointed as an executive officer in January 2017.

(8)
Mr. Rohrlich was on a temporary assignment in London from April 2016 until November 2016 and during that time he was entitled to certain foreign allowances including the following: $59,961 for temporary housing, $87,438 for tax equalization, $16,162 for family travel and $5,165 for other expenses relating to UK tax preparation, relocation and child-care in addition to the amounts noted in note (3) above. Any amounts that were paid in British Pounds were converted to US Dollars using the average conversion ratio for our fiscal 2017.

Grants of Plan-Based Awards Table for Fiscal Year 2017
The following table presents, for each of our named executive officers, information concerning each grant of a cash or equity award made during fiscal year 2017. This information supplements the information about these awards set forth in the Summary Compensation Table.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units(4) (#)	All Other Option Awards: Number of Securities Underlying Options(5) (#)		Exercise or Base Price of Option Awards, per share ($)	Grant Date Fair Value of Stock and Option Awards(6) ($)
		Threshold(3) ($)	Target ($)	Maximum ($)	Threshold(3) (#)	Target (#)	Maximum (#)
Mr. Austin	—	$56,040	$467,000	$775,220	—	—	—	—	—		—	—
	6/7/16	—	—	—	83,325	500,000	750,000	—	—		$3.94	$730,000
	6/7/16	—	—	—	—	—	—	—	300,000		3.94	384,480
	6/7/16	—	—	—	—	—	—	250,000	—		—	985,000

Mr. Offerdahl	—	23,904	199,200	330,672	—	—	—	—	—		—	—
	6/7/16	—	—	—	42,662	256,000	384,000	—	—		3.94	373,760
	6/7/16	—	—	—	—	—	—	118,000	—		—	464,920

Mr. Allison	—	15,216	126,800	210,488	—	—	—	—	—		—	—
	6/7/16	—	—	—	29,997	180,000	270,000	—	—		3.94	262,800
	6/7/16	—	—	—	—	—	—	80,000	—		—	315,200

Mr. Paulson	—	15,792	131,600	218,456	—	—	—	—	—		—	—
	6/7/16	—	—	—	25,831	155,000	232,500	62,800	—		3.94	226,300
	6/7/16	—	—	—	—	—	—	71,000	—		—	279,740
	8/2/16	—	—	—	—	—	—	—	73,333	(7)	4.14	—
									40,000	(7)	4.14	—

Mr. Rohrlich	— (8)	41,731	99,360	164,938	—	—	—	—	—		—	—
	6/7/16	—	—	—	16,665	100,000	150,000	—	—		3.94	146,000
	6/7/16	—	—	—	—	—	—	50,000	—		—	197,000
	8/2/16	—	—	—	—	—	—	—	1,600	(7)	4.14	1,289
	8/2/16	—	—	—	—	—	—	—	6,000	(7)	4.14	—
	8/2/16	—	—	—	—	—	—	—	333	(7)	4.14	311
	1/31/17(8)	19,800	165,000	273,900
	2/22/17	—	—	—	—	—	—	50,000	—		—	230,000
 ______________________________________

(1)
The amounts reported represent the formulaic performance-based incentive cash awards each named executive officer could earn pursuant to our executive bonus plans for fiscal 2017, as described in "—Compensation Discussion and Analysis-Elements of Compensation for Fiscal Year 2017-Annual Performance-Based Cash Compensation" above. Actual amounts earned for fiscal 2017 are as described in "—Compensation Discussion and Analysis-Elements of Compensation for Fiscal Year 2016-Annual Performance-Based Cash Compensation" above.

(2)
The amounts reported represent potential number of options to be earned pursuant to grants of performance-based stock options granted to each named executive officer, as described in "—Compensation Discussion and Analysis-Elements of Compensation for Fiscal Year 2017-Long-Term Equity Incentive Compensation in Fiscal 2017."

(3)	Assumes achievement of each corporate performance measure at the minimum level required for payment.

(4)
The amounts reported reflect shares of common stock underlying restricted stock unit awards granted in fiscal 2017 under the Bazaarvoice, Inc. 2012 Equity Incentive Plan. Unless otherwise noted, the restricted stock unit awards vest in three yearly installments.

(5)
The amounts reported reflect shares of common stock underlying stock options granted in fiscal 2017 under the Bazaarvoice, Inc. 2012 Equity Incentive Plan. Unless otherwise noted, the stock options vest over a four-year period as follows: 25% of the shares underlying the stock option vest on the first anniversary of the vesting start date with the remainder vesting ratably on a monthly basis over the next 36 months, subject to continued service through each applicable vesting date.

(6)
The grant date fair value of stock options and restricted stock unit awards is determined in accordance with FASB ASC Topic 718 without regard to estimated forfeitures. The valuation assumptions used in determining such amounts are described in Note 12 to our consolidated financial statements included our Annual Report on Form 10-K filed with the SEC on June 16, 2017. These amounts do not correspond to the actual value that will be recognized by the named executive officers.

(7)
Represents grants made pursuant to our option exchange program in which the named executive officer opted to exchange certain previously granted option awards that were underwater, and receive a smaller number of options at the then current price. The amounts shown are the incremental values of the new grants. The options vest in two equal tranches beginning on the first anniversary of the date of grant.

(8)
Mr. Rohrlich's bonus target was changed in January 201y, when he was named an executive officer, and therefore received a cash bonus equal to the sum of (a) the prorated bonus earned while in his previous role and (b) the prorated bonus earned while in his current role.

Employment Agreements
Certain elements of compensation set forth in the Summary Compensation Table for Fiscal Years Ended April 30, 2015, 2016 and 2017 and the Grants of Plan-Based Awards Table for Fiscal Year 2017 reflect the terms of employment letter agreements between us and each of our named executive officers. The following descriptions of the terms of the employment agreements with our named executive officers are intended as a summary only and are qualified in their entirety by reference to the employment agreements, which have been or will be filed with the SEC as exhibits to our periodic reports.
Gene Austin
We are party to an employment agreement with Mr. Austin, dated April 25, 2013, as amended on June 8, 2016. This employment agreement has no specific term and provides for "at-will" employment. The agreement provides for an annual base salary of $320,000, and for Mr. Austin to participate in our annual executive bonus plan with an annual target bonus of $224,000. On December 3, 2013, in connection with his appointment as our Chief Executive Officer and President, Mr. Austin's base salary was increased to $420,000 and his annual target bonus was increased to 80% of his annual base salary, or $336,000. Mr. Austin's subsequent base salary and annual target bonus have been determined by our compensation committee, in its discretion and as described elsewhere in this Form 10-K/A. In accordance with the terms of his employment agreement, we also granted certain equity awards to Mr. Austin and in its discretion, our Board or our compensation committee has granted additional equity awards to him, all of which are subject to accelerated vesting in the event of a termination of his employment upon a change of control of the Company or upon death or disability as further described below under "—Potential Payments upon Termination or Change of Control." Additionally, during his employment, Mr. Austin is entitled to our standard vacation and benefits covering other employees at his level, as may be in effect from time to time. Mr. Austin is also entitled to payments and certain other benefits upon termination of his employment in certain circumstances as described below under "—Potential Payments upon Termination or Change of Control."
James R. Offerdahl
We are party to an employment agreement with Mr. Offerdahl, dated January 23, 2013. This employment agreement has no specific term and provides for "at-will" employment. The agreement provides for an annual base salary of $275,000, and for Mr. Offerdahl to participate in our annual executive bonus plan with an annual target bonus of $137,500. In addition, Mr. Offerdahl received a sign-on bonus of $50,000. Mr. Offerdahl's subsequent base salary and annual target bonus have been determined by our compensation committee, in its discretion and as described elsewhere in this Form 10-K/A. In accordance with the terms of his employment agreement, we also granted certain equity awards to Mr. Offerdahl and in its discretion, our Board or our compensation committee has made additional equity grants to Mr. Offerdahl, all of which are subject to accelerated vesting in the event of a termination of his employment upon a change of control of the Company or upon death or disability as further described below under "—Potential Payments upon Termination or Change of Control." Additionally, during his employment, Mr. Offerdahl is entitled to our standard vacation and benefits covering other employees at his level, as may be in effect from time to time. Mr. Offerdahl is also entitled to payments and certain other benefits upon termination of his employment in certain circumstances as described below under "—Potential Payments upon Termination or Change of Control."
Gary Allison
We are party to an employment letter agreement with Mr. Allison, dated November 12, 2013. This employment agreement has no specific term and provides for "at-will" employment. The agreement provides for an annual base salary of $275,000, and for Mr. Allison to participate in our annual executive bonus plan with an annual target bonus of $110,000. Mr. Allison's subsequent base salary and annual target bonus have been determined by our compensation committee, in its discretion and as described elsewhere in this Form 10-K/A. In accordance with the terms of his employment agreement, we also granted certain equity awards to Mr. Allison and in its discretion, our Board or our compensation committee has made additional equity grants to Mr. Allison, all of which are subject to accelerated vesting in the event of a termination of his employment upon a change of control of the Company or upon death or disability as further described below under "—Potential Payments upon Termination or Change of Control." Additionally, during his employment, Mr. Allison is entitled to our standard vacation and benefits covering other employees at his level, as may be in effect from time to time. Mr. Allison is also entitled to payments and certain other benefits upon termination of his employment in certain circumstances as described below under "—Potential Payments upon Termination or Change of Control."
Michael Paulson
We are party to an employment letter agreement with Mr. Paulson, dated July 22, 2014. This employment agreement has no specific term and provides for "at-will" employment. The agreement provides for an annual base salary of $310,000, and for Mr. Paulson to participate in our annual executive bonus plan with an annual target bonus of $124,000. Mr. Paulson's subsequent base salary and annual target bonus have been determined by our compensation committee, in its discretion and as described elsewhere in this Form 10-K/A. In accordance with the terms of his employment agreement, we also granted certain equity awards to Mr. Paulson and in its discretion, our Board or our compensation committee has made additional equity grants to Mr. Paulson all of which are subject to accelerated vesting in the event of a termination of his employment upon a change of control of the Company or upon death or disability as further described below under "—Potential Payments upon Termination or Change of Control." Additionally, during his employment, Mr. Paulson is entitled to our standard vacation and benefits covering other employees at his level, as may be in effect from time to time. Mr. Paulson is also entitled to payments and certain other benefits upon termination of his employment in certain circumstances as described below under "—Potential Payments upon Termination or Change of Control."
Joe Rohrlich
Mr. Rohrlich joined us in February 2010 as a client success director with standard compensation for that role and has held various roles at Bazaarvoice since then. We entered a Letter of Understanding for Expatriate Assignment in conjunction with his promotion to Executive Vice President and General Manager EMEA dated January 26, 2017. This letter agreement is for a two year expatriate assignment in London, but has no specific employment term and provides for "at-will" employment. The agreement provides for an annual base salary of $285,000, and for Mr. Rohrlich to participate in our annual executive bonus plan with an annual target bonus of $165,000. In accordance with the terms of his letter agreement, we also granted certain equity awards to Mr. Rohrlich. which are subject to accelerated vesting in the event of a termination of his employment upon a change of control of the Company or upon death or disability as further described below under "—Potential Payments upon Termination or Change of Control." Additionally, during his employment, Mr. Rohrlich is entitled to our standard vacation and benefits covering other employees at his level, as may be in effect from time to time. Mr. Rohrlich is also entitled to certain foreign assignment allowances as described above under "—Compensation Discussion and Analysis—Elements of Compensation for Fiscal Year 2017" as well as certain other benefits upon termination of his employment in certain circumstances as described below under "—Potential Payments upon Termination or Change of Control."

Outstanding Equity Awards at Fiscal Year-End 2017 Table
The following table presents, for each of our named executive officers, information regarding outstanding stock options and other equity awards held as of April 30, 2017.

Name	Option Awards(1)							Stock Awards(2)
	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Awards: Number of Securities Underlying Unexercised Unearned Options(3) (#)	Option Exercise Price ($)		Option Expiration Date	Vesting Commencement Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(4)		Vesting Commencement Date
Mr. Austin	538,542	11,458	—	$9.51		6/7/23	5/6/13	62,500	$293,750		6/20/13
	173,117	71,283	—	7.53		6/10/24	6/10/14	62,550	293,985		6/20/14
	239,571	283,129	—	6.42		6/17/25	6/15/15	184,875	868,913		6/20/15
	—	—	500,000	3.94		6/7/23	6/7/16	250,000	1,175,000	(5)	6/20/16
	—	300,000	—	3.94		6/7/23	6/7/16	—	—		—

Mr. Offerdahl	275,000	—	—	6.54		2/27/23	1/31/13	8,125	38,188		3/20/14
	77,083	22,917	—	8.10		3/7/24	3/7/14	71,325	335,228		6/20/15
	92,446	109,254	—	6.42		6/17/25	6/15/15	118,000	554,600	(5)	6/20/16
	—	—	256,000	3.94		6/7/23	6/7/16	—	—		—

Mr. Allison	150,000	30,000	—	7.18		12/16/23	12/16/13	12,500	58,750		12/20/13
	25,146	10,354	—	7.53		6/10/24	6/10/14	9,100	42,770		6/20/14
	61,004	72,096	—	6.42		6/17/25	6/15/15	47,100	221,370		6/20/15
	—	—	180,000	3.94		6/7/23	6/7/16	80,000	376,000	(5)	6/20/16

Mr. Paulson	—	—	155,000	3.94		6/7/23	6/7/16	66,250	311,375		9/20/14
	—	113,333	—	4.14	(6)	8/2/23	8/2/16	41,250	193,875		6/20/15
	—	—	—	—		—	—	71,000	333,700	(5)	6/20/16

Mr. Rohrlich	2,250	—	—	4.13		3/16/20	3/16/10	3,500	16,450		6/20/13
	7,500	—	—	6.58		5/24/21	5/24/11	2,500	11,750		12/20/13
	—	—	100,000	3.94		6/7/23	6/7/16	1,875	8,813		3/20/14
	—	7,933	—	4.14	(6)	8/2/23	8/2/16	5,000	23,500		9/20/14
	—	—	—	—		—	—	22,500	105,750		3/20/15
	—	—	—	—		—	—	15,000	70,500		6/20/15
	—	—	—	—		—	—	50,000	235,000	(5)	6/20/16
	—	—	—	—		—	—	50,000	235,000	(5)	3/20/17
 ______________________________________

(1)
Unless otherwise indicated, stock options were granted on the date ten years prior to the expiration date and become exercisable with respect to 25% of the shares underlying the option vesting on the first anniversary of the grant date, also referred to as the vesting commencement date, and with respect to the remainder, ratably on a monthly basis over the following 36 months, subject to continued service through each applicable vesting date. Please refer to "—Potential Payments upon Termination or Change of Control" for a discussion of vesting acceleration provisions applicable to certain of these option grants.

(2)	Unless otherwise indicated, restricted stock unit awards vest in four equal annual installments beginning on the first anniversary of the vesting commencement date.

(3)
Represents the probable number of shares to be granted pursuant to the performance stock option award to each named executive officer. Please refer to "—Compensation Discussion and Analysis-Elements of Compensation for Fiscal Year 2017-Long-Term Equity Incentive Compensation in Fiscal 2017" for information on the performance metric.

(4)	Based on the stock price of our Common Stock on April 28, 2017 ($4.70), the last trading day for fiscal 2017.

(5)	These restricted stock unit awards vest in three equal annual installments beginning on the first anniversary of the vesting commencement date.

(6)	These option grants vest in two equal annual tranches beginning on the first anniversary of the vesting commencement date.

Option Exercises and Restricted Stock Unit Vesting During Fiscal Year 2017 Table
The following table sets forth certain information with respect to the exercise of stock options and the vesting of restricted stock unit awards held by our named executive officers in fiscal 2017.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting(1) (#)	Value Realized on Vesting ($)
Mr. Austin	—	—	155,400	$584,304

Mr. Offerdahl	—	—	44,400	178,082

Mr. Allison	—	—	32,750	140,515

Mr. Paulson	—	—	46,875	217,325

Mr. Rohrlich	—	—	26,905	114,893

(1)
Represents the gross number of shares acquired upon vesting of restricted stock units. The net shares issued to the named executive officers after shares were withheld or sold for taxes are as follows: Mr. Austin - 112,721 shares, Mr. Offerdahl - 31,760 shares, Mr. Allison - 23,814 shares, Mr. Paulson - 33,909 shares and Mr. Rohrlich - 18,816 shares.

Potential Payments upon Termination or Change of Control
The information below describes certain compensation that would have become payable under existing plans and contractual arrangements assuming a termination of employment and change of control of the Company had occurred on April 28, 2017 and based upon a price of $4.70 per share for our common stock, which was the closing price on NASDAQ on April 28, 2017 (the last trading day of fiscal 2017), given the named executive officers' compensation and service levels as of such date. There can be no assurance that an actual triggering event would produce the same or similar results as those estimated if such event occurs on any other date or at any other price, of if any other assumption used to estimate potential payments and benefits is not correct. Due to the number of factors that affect the nature and amount of any potential payments or benefits, any actual payments and benefits may be different. In August 2016, the compensation committee approved severance arrangements for our named executive officers in connection with a termination without cause and any termination in connection with a change in control. We also allow for the "double trigger" vesting acceleration for equity awards, as well as vesting acceleration of all equity awards upon death or permanent disability for of all named executive officers, each as described below.
Severance Arrangements with Gene Austin
Pursuant to our employment agreement with Mr. Austin dated April 25, 2013, as amended, in the event that Mr. Austin's employment is terminated without "cause" or he resigns for "good reason" Mr. Austin is entitled to receive severance payments in an aggregate amount equal to the sum of (a) 12 months of his then-current base salary, to be paid in 12 equal monthly installments, (b) payment of 100% of his then-current target bonus assuming 100% achievement of plan and (c) payment of the monthly amount of Consolidated Omnibus Budget Reconciliation Act ("COBRA") continuation coverage for 12 months or until he becomes eligible for medical coverage from another employer. In addition, in the even that Mr. Austin's employment is terminated without cause or he resigns for good reason within one year following a change of controls (as defined in the employment agreement), Mr. Austin is entitled to receive severance payments in an aggregate amount equal to the sum of (a) twelve months of his then-current base salary, to be paid in twelve equal monthly installments, (b) payment of 100% of his then-current target bonus assuming 100% achievement of plan and (c) payment of the monthly amount of COBRA Continuation for 12 months or until he becomes eligible for medical coverage from another employer. Other than the foregoing and the vesting acceleration for equity awards described below, Mr. Austin is not eligible to receive any other severance payments or benefits.
Under the employment agreement with Mr. Austin, "cause" means (i) his willful and continued failure to perform substantially his duties (other than any such failure resulting from his disability), (ii) any act of personal dishonesty, fraud or misrepresentation taken by him which was intended to result in substantial gain or personal enrichment for him at the expense of the Company, (iii) the willful engaging by him in illegal conduct or gross misconduct which is or is reasonably likely to be injurious to the Company; (iv) his conviction of, or plea of nolo contendere or guilty to, a felony under the laws of the United States or any State; (v) his breach of the terms of the agreement(s) with us relating to proprietary information and inventions assignment; or (vi) his material breach of the terms of the employment agreement. Clauses (i), (v) and (vi) will constitute "cause" only after Mr. Austin has received from our Board written notice describing the circumstances of such breach or failure in reasonable detail and has been given a reasonable cure period of not less than 30 days. Under the employment agreement with Mr. Austin, "good reason" refers to the existence or occurrence of the following, provided in each case that his resignation occurs within 30 days after the original occurrence of such event: (i) a change in his position that materially reduces his position, title, duties and responsibilities or the level of management to which he reports; (ii) a material reduction in his total compensation and benefits package (including base salary, fringe benefits and target bonus under any corporate-performance based bonus or incentive programs as established from time to time); or (iii) a relocation of his place of employment by more than 50 miles from our current offices in Austin, Texas; provided, however, an event described in clauses (i), (ii) or (iii) of this paragraph shall give rise to "good reason" if and only if such change, reduction or relocation is effected without Mr. Austin's consent.
Severance Arrangements for Other Executive Officers
In September 2016, the offer letters for each of our other executive officers were amended to provide that, in the event that such executive officer’s employment is terminated without "cause" or he or she resigns for "good reason," such officer is entitled to receive severance payments in an aggregate amount equal to the sum of (a) six months of his or her then-current base salary, to be paid in six equal monthly installments, (b) payment of 50% of his or her then-current target bonus assuming 100% achievement of plan and (c) payment of the monthly amount of COBRA continuation coverage for six months or until he or she becomes eligible for medical coverage from another employer. In addition, in the event that such executive officer’s employment is terminated without cause or he or she resigns for good reason within one year following a change of control (as defined in the applicable employment agreement), such officer is entitled to receive severance payments in an aggregate amount equal to the sum of (a) 12 months of his or her then-current base salary, to be paid in twelve equal monthly installments, (b) payment of 100% of his or her then-current target bonus assuming 100% achievement of plan and (c) payment of the monthly amount of COBRA continuation coverage for 12 months or until he or she becomes eligible for medical coverage from another employer The definitions of "cause" and "good reason" are the sames as those contained in Mr. Austin's agreement. Other than the foregoing and the vesting acceleration for equity awards described below, the executive officers are not eligible to receive any other severance payments or benefits.
Double Trigger Vesting Acceleration of Equity Awards
The employment agreements, stock option agreements and restricted stock unit agreements with Messrs. Austin, Offerdahl, Allison, Paulson and Rohrlich provide for "double trigger" vesting acceleration of equity awards, such that the vesting with respect to 100% of their outstanding and unvested stock options and restricted stock unit awards will be accelerated in the event of their termination upon change of control (as defined in the employment agreements and/or the applicable equity grant documentation with such named executive officers).
Under the employment agreements and applicable equity grant documentation with our named executive officers, "termination upon change of control" means any termination of his or her employment by us without cause or by him or her for good reason during the period commencing on or after the date that we have signed a definitive agreement or that our Board has endorsed a tender offer for our stock that, in either case, when consummated would result in a change of control (even though consummation is subject to approval or requisite tender by our stockholders and other conditions and contingencies) and ending at the earlier of the date on which such definitive agreement or tender offer has been terminated without a change of control or on the date which is 12 months following the consummation of any transaction or series of transactions that results in a change of control.
For purposes of the definition of "termination upon change of control" above, the following terms have the following meanings:

•
“cause” means (i) the executive's willful and continued failure to perform substantially his or her duties with the Company (other than any such failure resulting from the executive's "disability"), (ii) any act of personal dishonesty, fraud or misrepresentation taken by the executive which was intended to result in substantial gain or personal enrichment for the executive at the expense of the Company, (iii) the willful engaging by the executive in illegal conduct or gross misconduct which is or is reasonably likely to be injurious to the Company; (iv) the executive's conviction of, or plea of nolo contendere or guilty to, a felony under the laws of the United States or any State; (v) the executive’s breach of the terms of the executive’s agreement(s) with the Company relating to proprietary information and inventions assignment, including the executive's EPIA; or (vi) the executive's material breach of the terms of his or her offer letter. Clauses (i), (v) and (vi) shall constitute "Cause" only after the executive has received from the Board written notice describing the circumstances of such breach or failure in reasonable detail and has been given a reasonable cure period of not less than thirty (30) days;

•
"change of control" means (a) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), other than a trustee or other fiduciary holding securities of the Company under an employee benefit plan of the Company, becomes the "beneficial owner" (as defined in Rule 13d-3 promulgated under the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of (A) the outstanding shares of common stock of the Company or (B) the combined voting power of the Company then-outstanding securities; (b) the Company is party to a merger or consolidation, or series of related transactions, which results in the voting securities of the Company outstanding immediately prior thereto failing to continue to represent (either by remaining outstanding or by being converted into voting securities of the surviving or another entity) at least fifty (50%) percent of the combined voting power of the voting securities of the Company or such surviving or other entity outstanding immediately after such merger or consolidation; (c) the sale or disposition of all or substantially all of the Company's assets (or consummation of any transaction, or series of related transactions, having similar effect), unless at least fifty (50%) percent of the combined voting power of the voting securities of the entity acquiring those assets is held by persons who held the voting securities of the Company immediate prior to such transaction or series of transactions; (d) the dissolution or liquidation of the Company, unless after such liquidation or dissolution all or substantially all of the assets of the Company are held in an entity at least fifty (50%) percent of the combined voting power of the voting securities of which is held by persons who held the voting securities of the Company immediately prior to such liquidation or dissolution; or (e) any transaction or series of related transactions that has the substantial effect of any one or more of the foregoing;

•
"disability" means that the executive, at the time notice is given, has been unable to substantially perform his or her duties under his or her letter agreement for not less than one hundred and twenty (120) work days within twelve (12) consecutive month period as a result of the executive's incapacity due to a physical or mental condition and, if reasonable accommodation is required by law, after any reasonable accommodation.

•
"good reason" refers to the existence or occurrence of the following, provided in each case that the executive's resignation occurs within thirty (30) days after the original occurrence of such event: (i) a change in the executive's position with the Company or a successor entity that materially reduces the executive's position, title, duties and responsibilities or the level of management to which the executive reports; (ii) a material reduction in the executive's total compensation and benefits package (including base salary, fringe benefits and target bonus under any corporate-performance based bonus or incentive programs as established from time to time) (provided, that, for the avoidance of doubt, any Time-Based Option and Performance-Based Option shall not be deemed compensation or benefits for purposes of this definition); or (iii) a relocation of the executive's place of employment by more than fifty (50) miles from the Company's current offices in Austin, Texas; provided, however, an event described in clauses (i), (ii) or (iii) of this paragraph shall give rise to "good reason" only if such change, reduction or relocation is effected without the executive's consent. The executive resignation will not be deemed to be for "good reason" unless the executive first provides the Company with written notice of the acts or omissions constituting the grounds for "good reason" and a reasonable cure period of not less than thirty (30) days following such notice, during which such condition has not have been cured.

Acceleration of Vesting Upon Death or Disability
All equity awards contain provisions that accelerate the vesting of outstanding unvested awards upon the death or permanent disability of the holder. These provisions are generally applicable to all of our employees, including executive officers.
Potential Payments
The table below estimates payments and benefits that would have become payable to our named executive officers under the existing plans and contractual arrangements assuming a termination of employment and change of control of the Company had occurred on April 28, 2017 and based upon a price of $4.70 per share for our common stock, which was the closing price on NASDAQ on April 28, 2017 (the last trading day of fiscal 2017), given the named executive officers’ compensation and service levels as of such date.

Name	Severance Payment upon Termination without Cause or Resignation for Good Reason		Severance Payment upon Termination without Cause or Resignation for Good Reason Within One Year Following a Change of Control	Acceleration of Equity Awards upon Termination without Cause in Connection with a Change of Control or Benefit Upon Death or Permanent Disability(1)
Gene Austin	$934,000	(2)	$934,000	$3,239,648

James R. Offerdahl	265,600		531,200	1,122,575

Gary Allison	221,900		443,800	835,690

Michael Paulson	230,300		460,600	1,020,216

Joe Rohrlich	225,150		450,300	787,205
 ______________________________________

(1)
Restricted Stock Unit award acceleration is based on the amount of $4.70 per share (the closing price of our common stock on April 28, 2017, the last trading day of fiscal 2017) multiplied by the number of shares of our common stock subject to outstanding and unvested restricted stock unit awards held by each named executive officer. Stock Option award acceleration is based on the number of outstanding and unvested options held by each named executive officer multiplied by $4.70 minus the exercise price of the options. The target number of performance based stock-option was used to calculate the acceleration.

(2)	Based on base salary and bonus targets as of April 28, 2017.

Limitation on Liability and Indemnification Matters
Our amended and restated certificate of incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for:

•	any breach of the director's duty of loyalty to us or our stockholders;

•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or

•	any transaction from which the director derived an improper personal benefit.
Our amended and restated bylaws provide that we are required to indemnify our directors and officers to the fullest extent permitted by Delaware law. Our amended and restated bylaws also provide that we are obligated to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity, regardless of whether we would otherwise be permitted to indemnify him or her under the provisions of Delaware law. We have entered and expect to continue to enter into agreements to indemnify our directors, executive officers and other employees as determined by our Board. With specified exceptions, these agreements provide for indemnification for related expenses including, among other things, attorneys' fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding. We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as members of our Board and officers and potentially in other roles with the Company. We also maintain directors' and officers' liability insurance.
The limitation of liability and indemnification provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage stockholders from bringing a lawsuit against our directors and officers for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder's investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions. At present, there is no pending litigation or proceeding involving any of our directors, officers or employees for which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.
Director Compensation
Compensation for Fiscal Year 2017
The following table sets forth information concerning compensation paid or accrued for services rendered to us by members of our Board for fiscal 2017. The table excludes Mr. Austin, who was our Chief Executive Officer, President and director during fiscal 2017and did not receive any compensation from us in his role as a director in fiscal 2017. Mr. Austin's compensation is discussed in the Section of this Form 10-K/A titled "Executive Compensation."

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Stock Option Awards(1) ($)	Total ($)
Steven H. Berkowitz	$32,970	$156,034	—	$189,004
Krista Berry	1,736	204,467	—	206,203
Sydney L. Carey	55,250	156,034	—	211,284
Jeffrey S. Hawn	40,250	156,034	—	196,284
Jared Kopf	27,500	—	149,458	176,958
Mary T. McDowell(2)	18,518	—	—	18,518
Thomas J. Meredith	81,917	156,034	—	237,951
Allison M. Wing	417	209,195	—	209,612
 ____________________

(1)
The amounts included in the “Stock Awards” and "Stock Option Awards" columns do not reflect compensation actually received by the non-employee director but represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The valuation assumptions used in determining such amounts are described in Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for fiscal year ended April 30, 2017. Below are the number of unvested and unexercised shares of restricted stock and stock options held by each director as of April 30, 2017.

Name	Restricted Stock	Stock Options
Steven H. Berkowitz	45,728	—
Krista Berry	47,004	—
Sydney L. Carey	13,615	—
Jeffrey S. Hawn	30,800	—
Jared Kopf	22,657	162,003
Mary T. McDowell	—	—
Thomas J. Meredith	13,615	112,477
Allison M. Wing	45,977	—

(2)	Mrs. McDowell was not nominated for reelection at our 2016 Annual Meeting of Stockholders and served on our Board until the time of the Annual Meeting on October 12, 2016.
Standard Director Compensation Arrangements
After reviewing analysis from Radford and in order to align our director compensation with our peer group, in August 2016, our compensation committee approved changes to the outside director compensation policy applicable to all of our non-employee directors, or our outside directors. This policy provides that each such outside director will receive the following compensation for their Board service:

●	an annual cash retainer of $25,000;
●
an annual cash retainer of $50,000 (previously $40,000) for serving as the chair of our Board, $20,000 for serving as the chair of the audit committee, $10,000 for serving as chair of the compensation committee and $6,250 for serving as chair of the nominating and governance committee;

●
an annual cash retainer of $6,500 for serving as a member of the audit committee, $3,750 for serving as a member of the compensation committee and $2,500 for serving as a member of the nominating and governance committee;

●	reimbursement of reasonable, customary and documented travel expenses to meetings of our Board;
●	upon first joining our Board, an "initial award" of restricted stock with an aggregate value of $200,000 (previously $300,000); and
●
after the market closes on the date of the annual meeting of our stockholders of each year an automatic "annual equity award" with an aggregate value of $150,000 delivered in the form of restricted stock or stock options at the election of the outside director.

The annual cash retainers described above are paid ratably on a fiscal quarterly basis. With respect to the annual equity award described above, our outside director compensation policy provides that the outside director will receive the award in the form of restricted stock if the outside director fails to make a timely election. Our outside directors are also eligible to receive all types of awards, except incentive stock options, under our 2012 Equity Incentive Plan, or the 2012 Plan, including discretionary awards not covered under our outside director compensation policy. All grants of equity awards to our outside directors are subject to the 2012 Plan in all respects. The shares subject to a director's "initial award" will vest quarterly in 12 equal tranches beginning three months after the vesting commencement date. The shares or options subject to each "annual equity grant" will vest quarterly in four equal tranches beginning three months after the vesting commencement date. Directors who are employees do not receive any compensation for their service on our Board. An employee director who subsequently ceases to be an employee, but remains a director, will not receive an initial equity award described above.
Our outside director compensation policy provides that, in the event of a change of control of the Company, any stock options and stock appreciation rights granted to an outside director under our 2012 Plan will vest fully and become immediately exercisable, all restrictions on his or her restricted stock or restricted stock unit awards will lapse, and all performance goals or other vesting requirements for his or her performance share and unit awards will be deemed achieved at 100% of target levels and all other terms and conditions met.
Compensation Committee Interlocks and Insider Participation
None of the members of our compensation committee is an officer or employee of Bazaarvoice. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or compensation committee.
Risk Assessment of Compensation Programs
We do not believe that our compensation programs create risks that are reasonably likely to have a material adverse effect on the Company. We believe that the combination of different types of compensation as well as the overall amount of compensation, together with our internal controls and oversight by the Board, mitigates potential risks.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of August 15, 2017 for each person known by us to beneficially own more than 5% of our outstanding shares of common stock, each of our named executive officers (for the fiscal year ended April 30, 2017), each of the members of our Board and all of the members of our Board and executive officers as a group.
We have determined beneficial ownership in accordance with SEC rules. The information does not necessarily indicate beneficial ownership for any other purpose. Except as indicated in the footnotes to this table, and pursuant to state community property laws, we believe, based on the information furnished to us, that the persons named in the table have sole voting and investment power with respect to all shares reflected as beneficially owned by them. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, (i) shares of common stock that could be issued upon the exercise of outstanding options held by that person are currently exercisable or exercisable within 60 days of August 15, 2017, (ii) shares of common stock that would be issued upon the vesting of restricted stock units within 60 days of August 15, 2017 and (iii) shares of restricted common stock for which the holder may exercise full voting rights while the shares remain restricted are considered outstanding. These shares, however, are not considered outstanding when computing the percentage ownership of any other person.
Percentage of ownership is based on 85,590,521 shares of our common stock outstanding on August 15, 2017.
Unless otherwise indicated, the address for each of the stockholders in the table below is c/o Bazaarvoice, Inc., 10901 Stonelake Blvd., Austin, Texas 78759.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Common Stock Outstanding
5% Stockholders:
RGM Capital, LLC(1)	7,565,862	8.84%
The Vanguard Group(2)	5,817,714	6.80%
BlackRock, Inc.(3)	5,310,665	6.20%
Franklin Resources, Inc.(4)	4,214,743	4.92%
Named Executive Officers and Directors:
Gene Austin (5)	1,645,284	1.90%
James R. Offerdahl (6)	683,496	*
Gary Allison (7)	390,207	*
Michael Paulson(8)	217,541	*
Joseph Rohrlich(9)	82,526	*
Steven Berkowitz (10)	91,457	*
Krista Berry(11)	47,004	*
Sydney L. Carey (12)	118,999	*
Jeffrey S. Hawn(13)	157,095	*
Jared Kopf(14)	220,911	*
Thomas J. Meredith (15)	377,324	*
Allison M. Wing(16)	45,977	*
All directors and executive officers as a group (17 people) (17)	4,888,927	5.52%
________________________________________________________
*    Represents less than one percent.

(1)
RGM Capital, LLC ("RGM"), in its capacity as an investment advisor, and Robert G. Moses, as the managing member of RGM, have shared voting and dispositive power with respect to all shares. The address for RGM is 9010 Strada Stell Court, Suite 105, Naples, Florida 34109. All information is based solely on the Schedule 13D filed by RGM on March 13, 2017, with the exception of the percentage of common stock held which is based on shares outstanding at August 15, 2017.

(2)
Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of The Vanguard Group, Inc. ("TVG"), is the beneficial owner of  90,104 shares as a result of its serving as investment manager of collective trust accounts, and Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of TVG, is the beneficial owner of 9,268 shares as a result of its serving as investment manager of Australian investment offerings. The address of The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, PA 19355. All information is based solely on the Schedule 13G filed by The Vanguard Group on February 10, 2017, with the exception of the percentage of common stock held which is based on shares outstanding at August 15, 2017.

(3)
Shares are beneficially owned by one or more subsidiary of BlackRock, Inc. ("BlackRock"). As sole parent company, BlackRock has sole voting and dispositive power with respect to all shares. The address for BlackRock is 55 East 52nd Street, New York, NY 10055. All information is based soley on the Schedule 13G filed by BlackRock on January 30, 2017, with the exception of the percentage of common stock held which is based on shares outstanding at August 15, 2017.

(4)
Shares are beneficially owned by one or more investment companies or other managed accounts that are investment management clients of investment managers that are direct and indirect subsidiaries of Franklin Resources, Inc. ("FRI") pursuant to advisory contracts which grant to such subsidiaries all investment and voting power over the shares. Charles B. Johnson and Rupert H. Johnson, Jr. are the principal stockholders of FRI and may therefore be deemed to share voting and investment power over the shares held by persons and entities for which FRI subsidiaries provide investment management services. Franklin Advisers, Inc. one of the subsidiaries of FRI, has sole voting power and sole dispositive power with respect to 4,144,943 shares and Fiduciary Trust Company International, one of the subsidiaries of FRI, has sole voting and dispositive power with respect to 69,800 shares. The address of FRI and its affiliated entities is One Franklin Parkway, San Mateo, CA 94403-1906. All information is based solely on the Schedule 13G filed by FRI on February 9, 2017, with the exception of the percentage of common stock held which is based on shares outstanding at August 15, 2017.

(5)	Includes 1,231,023 shares issuable upon the exercise of options held by Mr. Austin that are exercisable within 60 days of August 15, 2017. Mr. Austin is our Chief Executive Officer and President.

(6)	Includes 520,707 shares issuable upon the exercise of options held by Mr. Offerdahl that are exercisable within 60 days of August 15, 2017. Mr. Offerdahl is our Chief Financial Officer.

(7)	Includes 303,203 shares issuable upon the exercise of options held by Mr. Allison that are exercisable within 60 days of August 15, 2017. Mr. Allison is our Executive Vice President of Engineering.

(8)
Includes 82,501 shares issuable upon the exercise of options and 33,125 restricted stock units held by Mr. Paulson that are exercisable or vest within 60 days of August 15, 2017. Mr. Paulson is our Executive Vice President, Product.

(9)
Includes 30,384 shares issuable upon the exercise of options and 2,500 restricted stock units held by Mr. Rohrlich that are exercisable or vest within 60 days of August 15, 2017. Mr. Rohrlich is our Executive Vice President and General Manager, EMEA.

(10)
Includes 26,761 shares of restricted stock over which Mr. Berkowitz has voting power but which are subject to a repurchase right by us and 6,808 shares of restricted stock over which Mr. Berkowitz has voting power and the repurchase right held by us with respect to such shares shall lapse within 60 days of August 15, 2017. Mr. Berkowitz is a member of our board of directors.

(11)
Includes 39,170 shares of restricted stock over which Ms. Berry has voting power but which are subject to a repurchase right by us and 3,917 shares of restricted stock over which Ms. Berry has voting power and the repurchase right held by us with respect to such shares shall lapse within 60 days of August 15, 2017. Ms. Berry is a member of our board of directors.

(12)
Includes 6,808 shares of restricted stock over which Ms. Carey has voting power and the repurchase right held by us with respect to such shares shall lapse within 60 days of August 15, 2017. Ms. Carey is a member of our board of directors.

(13)
Includes 12,889 shares of restricted stock over which Mr. Hawn has voting power but which are subject to a repurchase right by us and 6,808 shares of restricted stock over which Mr. Hawn has voting power and the repurchase right held by us with respect to such shares shall lapse within 60 days of August 15, 2017. Mr. Hawn is a member of our board of directors.

(14)
Includes 13,594 shares of restricted stock over which Mr. Kopf has voting power but which are subject to a repurchase right by us, 4,532 shares of restricted stock over which Mr. Kopf has voting power and the repurchase right held by us with respect to such shares shall lapse within 60 days of August 15, 2017 and 162,003 shares issuable upon the exercise of options held by Mr. Kopf that are exercisable within 60 days of August 15, 2017. Mr. Kopf is a member of our board of directors.

(15)
Includes 112,477 shares issuable upon the exercise of options held by Mr. Meredith that are exercisable or convertible within 60 days of August 15, 2017 and 149,741 shares held by the Meredith Family Revocable Trust. Mr. Meredith is a trustee of the trust and as such he has voting and investment power over the shares held by the trust. Also includes 6,808 shares of restricted stock over which Mr. Meredith has voting power and the repurchase right held by us with respect to such shares shall lapse within 60 days of August 15, 2017. Mr. Meredith is the chairman of our board of directors.

(16)	Includes 42,146 shares of restricted stock over which Ms. Wing has voting power but which are subject to a repurchase right by us. Ms. Wing is a member of our board of directors.

(17)
Includes 2,999,785 shares issuable upon the exercise of options held by our directors and executive officers that are exercisable within 60 days of August 15, 2017, 36,875 restricted stock units held by our executive officers that vest within 60 days of August 15, 2017, 134,560 shares of restricted stock over which our directors and executive officers have voting power but which are subject to a repurchase right by us, and 35,681 shares of restricted stock over which our directors and executive officers have voting power and the repurchase right held by us with respect to such shares shall lapse within 60 days of August 15, 2017.

Equity Compensation Plan Information
The following table sets forth certain information, as of April 30, 2017, concerning shares of our common stock authorized for issuance under all of our equity compensation plans.

	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by stockholders	6,386,771	$5.57	9,512,531(1)(2)

Equity compensation plans not approved by stockholders	—	—	—

Total equity compensation plans	6,386,771	5.57	9,512,531(1)(2)
______________________________________

(1)
Includes 6,692,386 shares available for future issuance under our 2012 Equity Incentive Plan. Pursuant to the terms of the 2012 Equity Incentive Plan, or the 2012 Plan, the number of shares available for issuance under the 2012 Plan will be increased on the first day of each fiscal year in an amount equal to the least of (i) 10,000,000 shares; (ii) five percent (5%) of the outstanding shares of our Common Stock on the last day of the immediately preceding fiscal year or (iii) such other amount as the Board may determine.

(2)
Includes 2,820,145 shares available for future issuance under our 2012 Employee Stock Purchase Plan. Pursuant to the terms of the 2012 Employee Stock Purchase Plan, or the ESPP, the number of shares available for sale under the ESPP will be increased on the first day of each fiscal year in an amount equal to the least of (i) 5,000,000 shares; (ii) one percent (1%) of the outstanding shares of our Common Stock on the last day of the immediately preceding fiscal year or (iii) such other amount as the Board may determine.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Stock Option Grants
Certain stock option grants to our executive officers and related stock option grant policies are described in the section of this Form 10-K/A titled "Compensation Discussion and Analysis." Certain stock option grants to our non-employee directors who are not affiliated with our major stockholders and related stock option grant policies are described in the section of this Form 10-K/A titled "Director Compensation."
Employment, Change of Control and Separation Agreements with Executive Officers
We have entered into employment and change of control arrangements with certain of our executive officers as described in the section of this Form 10-K/A titled "Executive Compensation—Employment Agreements."
Indemnification of Officers and Directors
We have entered into indemnification agreements with each of our directors and executive officers. These indemnification agreements and the indemnification provisions included in our amended and restated certificate of incorporation and our amended and restated bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted by the Delaware General Corporation Law. We believe that these indemnification agreements are necessary to attract and retain qualified persons as directors and officers. We also maintain directors' and officers' liability insurance. For further information, see the section of this Form 10-K/A titled "Executive Compensation—Limitation on Liability and Indemnification Matters."
Other Related Party Transactions
In October 2012, Bazaarvoice Foundation (the "Foundation"), a non-profit private charity, was chartered to build philanthropic programs that are focused on entrepreneurial education for youth. The Company holds two of the Foundation's three board seats. The Company does not control the Foundation's activities and accordingly, the Company does not consolidate the Foundation's statement of activities with its financial results.
Policies and Procedures for Related Party Transactions
As provided by our audit committee charter, related party transaction policy and corporate governance guidelines, our audit committee must review and approve in advance any related party transaction, and all of our directors, officers and employees are required to report to our audit committee any such related party transaction prior to its completion.
Director Independence
On August 23, 2017, our Board undertook a review of the independence of the directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of these reviews, our Board determined that Steven H. Berkowitz, Krista Berry, Sydney L. Carey, Jeffrey S. Hawn, Jared Kopf, Thomas J. Meredith and Allison M. Wing are "independent directors" as defined under the rules of NASDAQ and SEC rules and regulations. Our Board had previously determined that Mary T. McDowell, who was not nominated for reelection at our 2016 Annual Meeting of Stockholders and served on our Board until the time of the Annual Meeting on October 12, 2016, was an "independent director" as defined under the rules of NASDAQ and SEC rules and regulations.
There are no family relationships among our executive officers and directors.

Item 14.	Fees Paid to PricewaterhouseCoopers LLP
The following table sets forth the fees accrued or paid to our independent registered public accounting firm for the years ended April 30, 2017 and 2016.

Audit and Non-Audit Fees
	2017	2016
Audit Fees(1)	$1,255,000	$1,063,000
Audit-Related(2)	16,000	—
Tax Fees(3)	50,000	50,000
All Other Fees(4)	3,166	2,761
Total	1,324,166	1,115,761

(1)
Audit fees relate to professional services rendered in connection with the audit of our annual financial statements, quarterly review of financial statements included in our Quarterly Reports on Form 10-Q and audit services provided in connection with other statutory and regulatory filings.

(2)	Represents the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements.

(3)	Tax fees relate to professional services rendered in connection with tax audits, international tax compliance, and international tax consulting and planning services.

(4)	Annual subscriptions to accounting guidance software.
Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm
We maintain an auditor independence policy that bans our auditors from performing non-financial consulting services, such as information technology consulting and internal audit services. This policy mandates that the audit committee approve the audit and non-audit services and related budget in advance, and that the audit committee be provided with quarterly reporting on actual spending. This policy also mandates that we may not enter into auditor engagements for non-audit services without the express approval of the audit committee. In accordance with this policy, the audit committee pre-approved all services to be performed by our independent registered public accounting firm.
PART IV

Item 15.	Exhibits and Financial Statement Scheduled

(1)	Financial Statements and Schedules
Our consolidated financial statements and notes thereto, and schedules, required to be filed in our Annual Report on Form 10-K are included in the Original Form 10-K Filing.

(2)	Exhibits
The exhibits filed as part of this Amendment are listed in the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 28, 2017

BAZAARVOICE, INC.

By:	/s/ Gene Austin
Gene Austin
Chief Executive Officer and President

EXHIBIT INDEX

	Incorporated by Reference	Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-176506	3.2	8/26/2011
3.2	Amended and Restated Bylaws of the Registrant	S-1	333-176506	3.4	8/26/2011
4.1	Specimen Common Stock Certificate of the Registrant	S-1	333-176506	4.1	11/17/2011
4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain stockholders, dated February 9, 2010	S-1	333-176506	4.2	8/26/2011
4.3	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement among the Registrant and certain stockholders, dated February 9, 2010	S-1	333-176506	4.2	2/9/2012
10.1+	Form of Indemnification Agreement for directors and officers	S-1	333-176506	10.1	8/26/2011
10.2+	2005 Stock Plan, as amended	S-1	333-176506	10.2	2/9/2012
10.3+	Form of Stock Option Agreement under 2005 Stock Plan	S-1	333-176506	10.3	8/26/2011
10.4+	Form of Stock Option Agreement (Early Exercise) under 2005 Stock Plan	S-1	333-176506	10.4	8/26/2011
10.5+	2012 Equity Incentive Plan	S-1	333-176506	10.5	2/9/2012
10.6+	Form of Stock Option Award Agreement under 2012 Equity Incentive Plan	S-1	333-176506	10.6	2/9/2012
10.7+	Form of Restricted Stock Unit Award Agreement under 2012 Equity Incentive Plan	S-1	333-176506	10.7	2/9/2012
10.8+	Form of Restricted Stock Purchase Agreement under 2012 Equity Incentive Plan	S-1	333-176506	10.7	2/9/2012
10.9+	2012 Employee Stock Purchase Plan	S-1	333-176506	10.8	2/9/2012
10.10+	UK Sub-Plan to the 2012 Equity Incentive Plan	10-Q	001-35433	10.3	3/6/2015
10.11+	UK Sub-Plan to the 2012 Equity Incentive Plan Form of Stock Option Award Agreement	10-Q	001-35433	10.4	3/6/2015
10.12+	UK Sub-Plan to the 2012 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement	10-Q	001-35433	10.5	3/6/2015
10.13+	2012 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (Netherlands)	10-Q	001-35433	10.6	3/6/2015
10.14+	2012 Equity Incentive Plan Form of Stock Option Award Agreement (Netherlands)	10-Q	001-35433	10.7	3/6/2015
10.15+	2012 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (Germany)	10-Q	001-35433	10.8	3/6/2015
10.16+	2012 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (France)	10-Q	001-35433	10.9	3/6/2015
10.17+	2012 Equity Incentive Plan Form of Stock Option Award Agreement for French Beneficiaries	10-Q	001-35433	10.1	3/6/2015
10.18+	French Sub-Plan to the 2012 Equity Incentive Plan	10-Q	001-35433	10.1	3/6/2015
10.19+	French Sub-Plan to the 2012 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement	10-Q	001-35433	10.1	3/6/2015
10.20+	2012 Equity Incentive Plan Form of Stock Option Award Agreement (Australia)	10-Q	001-35433	10.1	3/6/2015
10.21+	2012 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (Australia)	10-Q	001-35433	10.1	3/6/2015
10.22+	2012 Employee Stock Purchase Plan Form of Subscription Agreement for Non-U.S. Participants	10-Q	001-35433	10.2	3/6/2015
10.23+	2012 Employee Stock Purchase Plan Form of Subscription Agreement (Australia)	10-Q	001-35433	10.2	3/6/2015
10.24+	Offer of Employment between the Registrant and Gene Austin, dated April 15, 2013	10-K	001-35433	10.2	7/3/2013

10.25+	Offer of Employment between the Registrant and Jim Offerdahl, dated January 23, 2013	10-Q	001-35433	10.3	3/14/2013
10.26+	Offer of Employment between the Registrant and Kin Gill, dated December 13, 2012	10-K	001-35433	10.26	6/25/2015
10.27+	Transfer Letter between the Registrant and Kin Gill dated December 18, 2014	10-K	001-35433	10.27	6/25/2015
10.28+	Offer of Employment between the Registrant and Ryan D. Robinson, dated April 2, 2012	10-K	001-35433	10.2	6/11/2012
10.29	Offer of Employment between the Registrant and Elizabeth Ritzcovan, dated November 2, 2015	10-Q	001-35433	10.1	9/8/2016
10.30	Offer of Employment between the Registrant and Gary Allison, dated November 12, 2013	10-Q	001-35433	10.2	9/8/2016
10.31	Lease by and between 10901 Stonelake, LTD., as Landlord, and Bazaarvoice, Inc., as Tenant, dated November 13, 2014	8-K	001-35433	10.1	11/14/2014
10.32	Amended and Restated Credit Agreement, dated as of November 21, 2014, by and among the Company, the financial institutions from time to time party thereto and Comerica Bank as administrative agent, sole lead arranger and sole bookrunner	8-K	001-35433	10.1	11/24/2014
10.33	Amended and Restated Security Agreement, dated as of November 21, 2014, by and between the Company and Comerica Bank, as administrative agent	8-K	001-35433	10.2	11/24/2014
10.34	Syndication Services Agreement by and between the Registrant and Wavetable Labs, Inc. dated July 2, 2014	10-Q	001-35433	10.1	9/4/2014
10.35	Transition Services Agreement by and between the Registrant and Wavetable Labs, Inc. dated July 2, 2014	10-Q	001-35433	10.2	9/4/2014
10.36	First Amendment to Transition Services Agreement by and between the Registrant and PowerReviews, Inc. dated August 29, 2014	10-Q	001-35433	10.3	9/4/2014
23.1**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1**	Power of Attorney
31.1**	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2**	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.3*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.4*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
32.2**	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Included as an exhibit to Bazaarvoice's Form 10-K filed June 16, 2017
+	Indicates a management contract or compensatory plan.