Form 10-Q
period 2017-07-31
Bazaarvoice Inc
filed 2017-09-07
CIK 1330421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of September 5, 2017 was 85,590,521.

Bazaarvoice, Inc.

Bazaarvoice, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except shares and per share data)
(unaudited)

	July 31, 2017	April 30, 2017
Assets
Current assets:
Cash and cash equivalents	$47,016	$52,494
Short-term investments	37,522	38,689
Accounts receivable, net of allowance for doubtful accounts of $1,037 and $1,260 as of July 31, 2017 and April 30, 2017, respectively	48,861	43,713
Prepaid expenses and other current assets	6,892	7,619
Total current assets	140,291	142,515
Property, equipment and capitalized internal-use software development costs, net	29,117	28,358
Goodwill	139,155	139,155
Acquired intangible assets, net	7,245	7,717
Other non-current assets	4,217	4,210
Total assets	$320,025	$321,955
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,266	$4,310
Accrued expenses and other current liabilities	17,492	20,602
Revolving line of credit	27,000	32,000
Deferred revenue	73,046	69,656
Total current liabilities	121,804	126,568
Long-term liabilities:
Deferred revenue less current portion	2,130	2,540
Other liabilities, long-term	7,273	6,542
Total liabilities	131,207	135,650
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock – $0.0001 par value; 150,000,000 shares authorized, 85,785,521 shares issued and 85,585,521 shares outstanding as of July 31, 2017; 150,000,000 shares authorized, 84,487,847 shares issued and 84,287,847 shares outstanding at April 30, 2017	8	8
Treasury stock, at cost – 200,000 shares as of July 31, 2017 and April 30, 2017	—	—
Additional paid-in capital	460,641	455,755
Accumulated other comprehensive loss	(1,413)	(1,682)
Accumulated deficit	(270,418)	(267,776)
Total stockholders’ equity	188,818	186,305
Total liabilities and stockholders’ equity	$320,025	$321,955

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except net loss per share data)
(unaudited)

	Three Months Ended July 31,
	2017	2016
Revenue	$52,158	$50,093
Cost of revenue	19,765	18,756
Gross profit	32,393	31,337
Operating expenses:
Sales and marketing	14,604	15,304
Research and development	10,503	11,073
General and administrative	8,585	8,259
Restructuring charges	40	327
Acquisition-related and other	261	176
Amortization of acquired intangible assets	309	309
Total operating expenses	34,302	35,448
Operating loss	(1,909)	(4,111)
Other income (expense), net:
Interest income	86	142
Interest expense	(394)	(489)
Other income (expense)	25	(512)
Total other expense, net	(283)	(859)
Loss before income taxes	(2,192)	(4,970)
Income tax expense	124	135
Net loss	$(2,316)	$(5,105)
Net loss per share:
Basic and diluted loss per share	$(0.03)	$(0.06)
Basic and diluted weighted average number of shares outstanding	84,663	82,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,
	2017	2016
Net loss	$(2,316)	$(5,105)
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustment	283	(638)
Unrealized loss on investments	(14)	(1)
Total other comprehensive gain (loss), net of tax	269	(639)
Comprehensive loss	$(2,047)	$(5,744)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

stocBazaarvoice, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at April 30, 2017	84,488	$8	(200)	$—	$455,755	$(1,682)	$(267,776)	$186,305
Cumulative effect adjustment for adoption of Accounting Standards Update 2016-09	—	—	—	—	326	—	(326)	—
Stock-based expense	—	—	—	—	4,959	—	—	4,959
Issuance of common stock upon exercise of stock options	99	—	—	—	378	—	—	378
Vested restricted stock units converted to shares	1,362	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(163)	—	—	—	(777)	—	—	(777)
Change in foreign currency translation adjustment	—	—	—	—	—	283	—	283
Change in unrealized loss on investments	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	(2,316)	(2,316)
Balance at July 31, 2017	85,786	$8	(200)	$—	$460,641	$(1,413)	$(270,418)	$188,818

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended July 31,
	2017	2016
Operating activities:
Net loss	$(2,316)	$(5,105)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	3,487	3,578
Stock-based expense	4,822	3,944
Bad debt expense (recovery)	79	(179)
Amortization of deferred financing costs	59	59
Other non-cash expense	(46)	(39)
Changes in operating assets and liabilities:
Accounts receivable	(5,227)	1,749
Prepaid expenses and other current assets	804	(507)
Other non-current assets	(87)	869
Accounts payable	(461)	(2,616)
Accrued expenses and other current liabilities	(3,805)	(4,442)
Deferred revenue	2,979	2,974
Other liabilities, long-term	(16)	(156)
Net cash provided by operating activities	272	129
Investing activities:
Purchases of property, equipment and capitalized internal-use software development costs	(2,332)	(2,760)
Purchases of short-term investments	(17,054)	(12,691)
Proceeds from maturities of short-term investments	18,214	15,010
Net cash used in investing activities	(1,172)	(441)
Financing activities:
Proceeds from employee stock compensation plans	113	395
Payments on revolving line of credit	(5,000)	—
Net cash provided by (used in) financing activities	(4,887)	395
Effect of exchange rate fluctuations on cash and cash equivalents	309	(538)
Net change in cash and cash equivalents	(5,478)	(455)
Cash and cash equivalents at beginning of period	52,494	43,963
Cash and cash equivalents at end of period	$47,016	$43,508
Supplemental disclosure of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable	$402	$83
Purchase of leasehold improvements funded by tenant improvement allowance	$925	$—
Capitalized stock-based compensation	$137	$122

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

2. Summary of Significant Accounting Policies
Fiscal Year
The Company’s fiscal year end is April 30. References to fiscal year 2018, for example, refer to the fiscal year ending April 30, 2018.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2017, filed on June 16, 2017. There have been no significant changes to the Company’s accounting policies since April 30, 2017.
The condensed consolidated balance sheet data as of April 30, 2017 was derived from the audited consolidated financial statements included in the Company’s Annual Report on form 10-K for the fiscal year ended April 30, 2017.
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
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with GAAP, as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the three months ended July 31, 2017 are not necessarily indicative of results that may be expected for the fiscal year ending April 30, 2018 or any other period.

Foreign Currency Translation
The U.S. dollar is the reporting currency for all periods presented. The functional currency of the Company’s foreign subsidiaries is generally the local currency. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average rate during the period. Equity transactions are translated using historical exchange rates. Adjustments resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive gain (loss). Foreign currency transaction gains and losses are included in net loss for the period. Foreign currency losses, net of hedge gains, were immaterial for the three month periods ended July 31, 2017 and 2016.
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
The Company does not use financial instruments for trading or speculative purposes. The Company recognizes all derivative instruments on the balance sheet at fair value, and its derivative instruments are generally short-term in duration. Derivative contracts were not material as of July 31, 2017 and April 30, 2017. The Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.
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
The valuation techniques used to determine the fair value of our financial instruments having Level 2 inputs are valued using unadjusted, non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models. Our procedures include controls to ensure that appropriate fair values are recorded by a review of the valuation methods and assumptions. The Company did not hold any cash equivalents, restricted cash or short-term investments categorized as Level 3 as of July 31, 2017 or April 30, 2017.
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
No single client accounted for 10% or more of accounts receivable as of July 31, 2017 or April 30, 2017. No single client accounted for 10% or more of total revenue for the three months ended July 31, 2017 or 2016.
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
The Company generates revenue primarily from sales of the following services:
Software as a Service (“SaaS”) Revenue:
SaaS revenue includes subscription fees from clients accessing the Company’s cloud-based social commerce solutions and application services pursuant to service agreements that typically vary in length from one to three years . Subscription and support revenue is recognized ratably over the term of the related agreement commencing upon the later of the agreement start date or when all revenue recognition criteria have been met. The client does not have the right to take possession of the software supporting the application service at any time, nor do the arrangements contain general rights of return.
Professional and Managed Service Revenue:
Professional and managed services consist of fees associated with assisting clients with the implementation of the Company's solutions, providing expert services that educate and assist clients on the best use of the Company’s solutions and managing the collection of reviews. Professional and managed services are not required for clients to utilize the Company’s solutions. The Company's professional and managed services contracts are offered on both a time and material basis and a project basis. Depending on the nature of the service, revenue is recognized upon completion or as the services are rendered.
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
Multiple Element Arrangements
Typically, the Company's SaaS revenue from new clients consists of agreements with multiple elements, comprised of subscription fees for the Company’s products as well as professional and managed services. The Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within the Company’s control. Various subscription-based products have standalone value because they are routinely sold separately by the Company. In determining whether professional and managed services can be accounted for separately from subscription services, the Company considered the availability of the services from other vendors, the nature of the Company’s services, whether the service is required to utilize the Company's solutions and whether the Company sells its applications to new clients without the services.
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
Recently Adopted Accounting Pronouncements
Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued Accounting Standards Update 2016-09, "Improvements to Employee Share-Based Payment Accounting," (“ASU 2016-09”) which requires excess tax benefits and tax deficiencies to be recorded in the income statement. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows entities to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the cash flow statement, and provides an accounting policy election to account for forfeitures as they occur. The Company adopted the standard in the first quarter of fiscal year 2018.
As required by the new standard, the Company now recognizes excess tax effects from share-based awards as a component of provision for income taxes in our statement of operations when awards vest or are settled. Upon adoption, we recorded a deferred tax asset of $12.7 million to reflect, on a modified retrospective basis, the previously unrecognized excess tax benefits; however, the deferred tax asset was fully offset by a valuation allowance, resulting in no impact to our consolidated financial statements. In our statement of cash flows, excess tax benefits are no longer separately classified as financing activities. This change was made prospectively beginning in the first quarter of fiscal year 2018 and had no impact our statement of cash flows during the three month period ended July 31, 2017.
The Company also elected to account for forfeitures as they occur; therefore, share-based compensation expense for the three months ended July 31, 2017 have been calculated based on actual forfeitures in our consolidated statement of operations, rather than our previous approach which was net of estimated forfeitures. The cumulative-effect adjustment of this change on a modified retrospective basis was a $0.3 million increase to the opening balances of accumulated deficit and additional paid in capital.
Recently Issued Accounting Pronouncements
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
While the Company is still evaluating the full impact of the pending adoption of ASU 2014-09 and related amendments on its consolidated financial statements, the Company anticipates adopting the standard using the modified retrospective methodology in the first quarter of fiscal 2019, with the cumulative effect of adoption recognized as of the date of initial application. Additionally, to date the Company has identified the following areas of anticipated impact based on its preliminary review of the standard:

•
Under the new standard, the Company will be required to capitalize certain sales commissions that are incremental in obtaining the contract and amortize over the period of benefit. These costs are currently expensed.

•
Under the new standard, the Company will be required to include enhanced financial statement disclosures related to revenue, including information related to the allocation of transaction price across undelivered performance obligations.

The Company has reviewed other new accounting pronouncements that were issued as of July 31, 2017 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.

3. Fair Value of Financial Assets and Liabilities
The following table summarizes the Company’s cash and cash equivalents as of July 31, 2017 and April 30, 2017 (in thousands):

	July 31, 2017	April 30, 2017
Demand deposit accounts	$39,509	$46,164
Money market funds	3,660	3,532
Commercial paper	3,847	2,798
Total cash and cash equivalents	$47,016	$52,494

The following table summarizes the Company’s short-term investments as of July 31, 2017 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$2,650	$—	$—	$2,650
Commercial paper	5,556	—	—	5,556
U.S. government agency debt securities	22,088	—	(38)	22,050
Corporate debt securities	7,272	—	(6)	7,266
Total short-term investments	$37,566	$—	$(44)	$37,522
The following table summarizes the Company’s short-term investments as of April 30, 2017 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$1,930	$—	$—	$1,930
Commercial paper	4,206	—	—	4,206
U.S. Treasury securities	8,705	—	(5)	8,700
U.S. government agency debt securities	16,733	—	(15)	16,718
Corporate debt securities	7,144	—	(9)	7,135
Total short-term investments	$38,718	$—	$(29)	$38,689
Realized and unrealized gains and losses on short-term investments were not material for the three months ended July 31, 2017 and 2016. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other-than-temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment. There have been no impairment charges recognized related to short-term investments for the three months ended July 31, 2017 and 2016.
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

Contractual maturities of available-for-sale securities at July 31, 2017, were as follows (in thousands):

Estimated Fair Value
Due in one year or less	36,567
Due in 1-2 years	955
Total investments in debt securities	37,522

The following table summarizes the fair value of the Company’s financial assets and liabilities that were measured on a recurring basis as of July 31, 2017 and April 30, 2017 (in thousands):

	Fair Value Measurements at July 31, 2017				Fair Value Measurements at April 30, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$3,660	$—	$—	$3,660	$3,532	$—	$—	$3,532
Commercial paper	—	3,847	—	3,847	—	2,798	—	2,798
Total cash equivalents	3,660	3,847	—	7,507	3,532	2,798	—	6,330
Short-term investments:
Certificates of deposit	—	2,650	—	2,650	—	1,930	—	1,930
Commercial paper	—	5,556	—	5,556	—	4,206	—	4,206
U.S. Treasury securities	—	—	—	—	8,700	—	—	8,700
U.S. government agency securities	22,050	—	—	22,050	16,718	—	—	16,718
Corporate securities	—	7,266	—	7,266	—	7,135	—	7,135
Total short-term investments	22,050	15,472	—	37,522	25,418	13,271	—	38,689
Total assets	$25,710	$19,319	$—	$45,029	$28,950	$16,069	$—	$45,019
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

4. Acquired Intangible Assets, net
Acquired intangible assets, net, as of July 31, 2017 and April 30, 2017 are as follows (in thousands):

	July 31, 2017			April 30, 2017
	Gross Fair Value	Accumulated Amortization	Net Book Value	Gross Fair Value	Accumulated Amortization	Net Book Value
Customer relationships	$11,835	$(5,704)	$6,131	$11,835	$(5,395)	$6,440
Developed technology	3,265	(2,151)	1,114	3,265	(1,988)	1,277
Total	$15,100	$(7,855)	$7,245	$15,100	$(7,383)	$7,717
The amortization of customer relationships is recorded as amortization expense and the amortization for developed technology is amortized to cost of revenue.
The following table presents our estimate of future amortization expense for definite-lived intangible assets (in thousands):

Fiscal period:	Amount
Remaining nine months of fiscal year 2018	$1,418
Fiscal year 2019	1,856
Fiscal year 2020	1,130
Fiscal year 2021	1,130
Fiscal year 2022	1,130
Thereafter	581
Total	$7,245

5. Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items occurring in the period. For all periods presented, the Company was in a domestic net operating loss position, as such all income tax expenses incurred during the periods presented relate to foreign and state jurisdictions. The Company’s effective tax rate for the three months ended July 31, 2017 was an expense of 5.7 percent compared to an expense of 2.7 percent for the three months ended July 31, 2016. The tax expense for the three months ended July 31, 2017 was primarily attributable to estimated foreign and state income tax expense with a partial offset from the income tax benefit from research and development credits provided by the State of Texas. The tax expense for the three months ended July 31, 2016 was primarily attributable to estimated foreign and state income tax expense.

6. Restructuring Charges
Fiscal 2016 Restructuring

In February 2016, the Company made the decision to suspend sales of its BV Local product, reduce its cost structure to improve operating efficiencies and align resources with its growth strategies. Costs associated with these restructuring activities included workforce reduction charges, and facilities charges related to the loss recorded on the sub-lease of excess office space at the Company's headquarters and the sub-lease of the Company's San Francisco office.
The Company recorded pre-tax charges of approximately $0.3 million related to the fiscal 2016 restructuring during the three month period ended July 31, 2016. The Company recorded cumulative charges of $2.7 million through fiscal year 2017 related to the fiscal 2016 restructuring and does not expect to record any additional charges related to this restructuring.
Fiscal 2017 Restructuring

In April 2017, the Company reduced its advertising sales expenses to better align with the Company's growth expectations and reduced organization layers to streamline operations. Costs associated with these restructuring activities consisted of severance and related costs. Pre-tax charges related to the fiscal 2017 restructuring were immaterial for the three month period ended July 31, 2017. The Company recorded charges of $1.2 million through July 31, 2017 related to the fiscal 2017 restructuring and does not expect to record any additional charges related to this restructuring.
The Company's restructuring activities for the three months ended July 31, 2017 and 2016 are summarized as follows (in thousands):

	Workforce Reduction	Excess Facilities	Total

Balance at April 30, 2016	$497	$546	$1,043
Restructuring charges	327	—	327
Payments	(341)	(129)	(470)
Balance at July 31, 2016	$483	$417	$900

Balance at April 30, 2017	$1,108	$299	$1,407
Restructuring charges	40	—	40
Payments	(1,148)	(13)	(1,161)
Non-cash settlements of restructuring charges	—	(24)	(24)
Balance at July 31, 2017	$—	$262	$262
Expenses recorded related to these restructuring activities are included in the "Restructuring charges" line item in our consolidated statement of operations.

7. Debt
Credit Facility
On July 18, 2007, the Company entered into a loan and security agreement with Comerica Bank which was most recently amended and restated on November 21, 2014. The Amended and Restated Credit Facility (the “Credit Facility”) provides for a secured, revolving line of credit of up to $70.0 million, with a sublimit of $3.0 million for the incurrence of swingline loans and a sublimit of $15.0 million for the issuance of letters of credit. Borrowings under the Credit Facility are collateralized by substantially all assets of the Company and of its U.S. subsidiaries. The revolving line of credit bears interest at the adjusted LIBOR rate plus 3.5%. Availability under the Credit Facility was $33.1 million as of July 31, 2017. The Company had letters of credit outstanding of $9.9 million as of July 31, 2017. The Credit Facility expires on November 21, 2017 with all advances immediately due and payable. The Company was in compliance with all covenants contained in the Credit Facility as of July 31, 2017.
The Company incurred $0.7 million of fees in connection with the Amended and Restated Credit Facility which were capitalized and are being amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the Credit Facility.
During the three months ended July 31, 2017 the Company paid $5.0 million on the balance outstanding under its Credit Facility, reducing the Company's outstanding debt to $27.0 million. The carrying value of the Company's debt approximates its fair value.
Subsequent to July 31, 2017 the Company paid $5.0 million on the balance outstanding under its Credit Facility, reducing the Company's outstanding debt to $22.0 million.

8. Net Loss Per Share
The following table sets forth the computations of net loss per share applicable to common stockholders for the three months ended July 31, 2017 and 2016, respectively (in thousands, except net loss per share data):

	Three Months Ended July 31,
	2017	2016
Net loss	$(2,316)	$(5,105)
Basic and diluted loss per share	$(0.03)	$(0.06)
Basic and diluted weighted average number of shares outstanding	84,663	82,214
Potentially dilutive securities (1):
Outstanding stock options	485	132
Restricted shares	1,278	47

(1)	The impact of potentially dilutive securities on earnings per share is anti-dilutive in a period of net loss.

9. Commitments and Contingencies
Legal Matters
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
Other Contingencies
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

Other Commitments
The Company has contractual obligations for third-party technology used in the Company's solutions and for other services the Company purchases as part of normal operations. In certain cases, these arrangements require a minimum annual purchase commitment. As of July 31, 2017, the remaining aggregate minimum purchase commitment under these arrangements was approximately $20.3 million through fiscal year 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended April 30, 2017, filed on June 16, 2017. In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions, although not all forward-looking statements contain these words. Statements that contain these words should be read carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. Factors that can cause actual results to differ materially from those reflected in the forward-looking statements include, among others, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended April 30, 2017. We urge you not to place undue reliance on these forward looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable securities laws and regulations. Historical results are not necessarily indicative of the results expected for any future period.
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

•	our ability to increase engagement of our solutions by new and existing clients, partners and professional organizations and launch those solutions without delay;

•	our anticipated trends of our operating metrics and financial and operating results;

•	the effects of increased competition and commoditization of products we offer, including pricing pressure, reduced profitability or loss of market share;

•	our ability to maintain profit margins on our products;

•	our ability to maintain our mix of recurring revenue versus non-recurring revenue;

•	our ability to successfully enter new markets and sell our products internationally;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	changes in accounting standards;

•	the impact of the Department of Justice stipulation regarding PowerReviews on our business;

•	the attraction and retention of qualified employees and key personnel;

•	our expectations regarding the outcome of litigation proceedings; and

•	other risk factors included under “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2017.

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from our forward-looking statements, including those factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for our fiscal year ended April 30, 2017 and other risks and uncertainties detailed in this and our other reports and filings with the SEC. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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
For the three months ended July 31, 2017, through the continued enhancement and expansion of our social commerce solutions, we achieved continued growth in our number of active SaaS clients (as defined in “Key Business Metrics” below), which increased 9.1% to 1,524 compared to the three months ended July 31, 2016. Our revenue was $52.2 million and $50.1 million for the three months ended July 31, 2017, which represents a 4.1% increase from the three months ended July 31, 2016, respectively.
As of July 31, 2017, we had 763 full-time employees compared to 744 full-time employees as of the same date last year. During the first quarter of fiscal 2018 we updated our definition of full-time employees to exclude temporary contractors. All prior year amounts have been updated to conform to the current definition.
Business Model
Our business model focuses on adding new clients and maximizing the lifetime value of such client relationships. We make significant investments in acquiring new clients and believe that we will be able to achieve a favorable return on these investments by growing our relationships over time and ensuring that we have a high level of client retention.
The majority of our revenue is generated from the sale of SaaS subscriptions to our hosted social commerce solutions and related professional and managed services. In connection with the acquisition of new clients, we incur and recognize significant upfront costs. These costs include sales and marketing costs, such as costs associated with generating client agreements, and sales commission expenses that are recognized fully in the period in which we execute a client contract. In addition, we incur implementation and other costs which are generally recognized in periods prior to recognizing revenue. We recognize SaaS subscription revenue ratably over the entire term of those contracts, which commences when the client is able to begin using our solution, and professional and managed services revenue is recognized upon either completion or as the services are rendered depending on the nature of the service. Although we expect each client to be profitable for us over the duration of our relationship, the costs we incur with respect to any client relationship may exceed revenue in earlier periods because we recognize those costs in advance of the recognition of revenue. As a result, an increase in the mix of new clients as a percentage of total clients will initially have a negative impact on our operating results. On the other hand, we expect that a decrease in the mix of new clients as a percentage of total clients will initially have a positive impact on our operating results. Additionally, some clients pay in advance of recognition of revenue and, as a result, our cash flow from these clients may exceed the amount of revenue recognized for those clients in earlier periods of our relationship. As we depend on third-party Internet-hosting providers to operate our business, increased computing and storage consumption by some of our customers can increase our hosting costs and impact our gross margins.
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

	Three Months Ended July 31,
	2017	2016
	(in thousands, except number of clients and client retention rate)
Revenue:
SaaS and related services	$49,323	$47,799
Advertising (previously referred to as media)	2,835	2,294
Total revenue	$52,158	$50,093
Cash flow provided by operations	$272	$129
Number of active SaaS clients (period end)	1,524	1,397
Active SaaS client retention rate (1)	95.9%	95.2%
Total revenue per employee (2)	$68.7	$67.2
Adjusted EBTIDA	$6,701	$3,914
(1)Calculated based on active SaaS client retention over a three month period.
(2)Calculated based on the average number of full-time employees for the three month period. During the first quarter of fiscal 2018 we updated our definition of full-time employees to exclude temporary contractors. All prior year amounts have been updated to conform to the current definition.
Revenue
SaaS revenue consists primarily of fees from the sale of subscriptions to our hosted social commerce solutions, and we generally recognize such revenue ratably over the related subscription period, which is typically from one to three years. SaaS revenue also includes professional and managed services fees associated with providing expert services that educate and assist clients on the best use of our SaaS solutions and assist in the implementation of these solutions. Professional and managed services revenue is recognized upon completion or as the services are rendered, depending upon the nature of the service. We regularly review our revenue and revenue growth rate to measure our success. We believe that trends in revenue are important to understanding the overall health of our marketplace, and we use these trends in order to formulate financial projections and make strategic business decisions.
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
Number of Active SaaS Clients
We define an active SaaS client as an organization with which we have an annual, or longer, contract, or extension of such contract, to provide one or more of our hosted social commerce solutions pursuant to which we are recognizing revenue as of the last day of the quarter, and we count organizations that are closely related as one active client, even if they have signed separate contractual agreements.
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
Adjusted EBITDA
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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;

•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended July 31,
	2017	2016
	(in thousands)
GAAP net loss	$(2,316)	$(5,105)
Stock-based expense	4,822	3,944
Depreciation and amortization	3,487	3,578
Restructuring charges	40	327
Acquisition-related and other expense	261	176
Income tax expense	124	135
Total other expense, net	283	859
Adjusted EBITDA	$6,701	$3,914

Key Components of Our Condensed Consolidated Statements of Operations
Revenue
We generate revenue principally from fixed commitment subscription contracts under which we provide clients with various services, including access to our hosted software platforms, as well as professional and managed services fees associated with providing expert services that educate and assist clients on the best use of our SaaS solutions and assist in the implementation of these solutions. For agreements with multiple elements, we evaluate each element in the arrangement to determine whether it represents a separate unit of accounting and recognize the allocated revenue for each unit of accounting over the respective service period. We sell these services under contractual agreements for service terms that are generally one to three years in length. Clients typically commit to fixed rate fees for the service term. Any billings that do not meet the revenue recognition criteria are recorded as deferred revenue on our balance sheet. We invoice clients on varying billing cycles, including annually, quarterly and monthly; therefore, our deferred revenue balance does not represent the total contract value of our non-cancelable subscription agreements. Fees payable under these agreements are generally due in full within 30 to 90 days of invoicing and are non-refundable regardless of the actual use of the services and contain no general rights of return. No single client accounted for more than 10% of our revenue for the three months ended July 31, 2017 and 2016.
We expect competitive pressure and price-based competition to continue to impact our SaaS revenue and client retention rates. Future SaaS revenue growth will be dependent upon our ability to sell new subscription while limiting the adverse impact of competitive pressures on revenue per client and client retention. We expect the improvements in our active SaaS client retention rate achieved in fiscal 2017 to have a positive impact on SaaS revenue growth in fiscal 2018.
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
Cost of revenue also includes hosting costs, the amortization of capitalized internal-use software development costs incurred in connection with our hosted software solutions and third-party service costs to support and retain our clients.
We intend to continue to invest resources in our client services teams and in the capacity of our hosting service infrastructure due to increases in the volume of consumer generated content on our network and, as we continue to invest in technology innovation through our research and development organization. The level and timing of investment in these areas could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue in the future.

Operating Expenses
We classify our operating expenses into six categories: sales and marketing; research and development; general and administrative; restructuring charges; acquisition-related and other; and amortization of acquired intangible assets. In each category, our operating expenses consist primarily of personnel costs, program expenses, professional fees, travel-related expenses and an allocation of our general overhead expenses, as applicable.
Sales and marketing. Sales and marketing expenses consist primarily of personnel costs for our sales, marketing and business development employees and executives, including salaries, benefits, stock-based expense, bonuses and commissions earned by our sales personnel. Sales and marketing also includes non-personnel costs such as professional fees, an allocation of our general overhead expenses and the costs of our marketing and brand awareness programs. Our marketing programs include our Client Summits, regional user groups, corporate communications, public relations and other brand building and product marketing expenses. We expense sales commissions when a client contract is executed. We plan to continue investing in sales and marketing by focusing our marketing efforts on direct sales support and pipeline generation, which we believe will enable us to add new clients and increase penetration within our existing client base. For fiscal 2018, we expect sales and marketing expense to decrease year over year as a percentage of revenue compared to fiscal 2017 partially as a result of the restructuring activities we committed to in April 2017 as described in 'Restructuring charges' below. Sales and marketing expense is expected to continue to be our largest operating expense for the foreseeable future.
Research and development. Research and development expenses consist primarily of personnel costs for our product development employees and executives, including salaries, benefits, stock-based expense and bonuses. Also included are non-personnel costs such as professional fees payable to third-party development resources and an allocation of our general overhead expenses. A substantial portion of our research and development efforts are focused on enhancing our software architecture and adding new features and functionality to our platforms to address social and business trends as they evolve. We are also dedicating a larger portion of our research and development spending to our efforts to leverage data that we and our clients collect and manage through the use of our solutions. Research and development expenses are expected to remain relatively constant as a percentage of revenue for fiscal 2018 compared to fiscal 2017.
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
Other Expense, Net
Other expense, net consists primarily of interest income, interest expense related to our revolving line of credit, foreign exchange gains and losses and the resulting gain or loss from foreign exchange contracts. Interest income represents interest received on our cash and short-term investments. Foreign exchange gains and losses arise from revaluations of foreign currency denominated monetary assets and liabilities and are partially offset by the change in market value of our foreign exchange contracts.

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

	Three Months Ended July 31,
	2017	2016
	(in thousands)
Revenue	$52,158	$50,093
Cost of revenue (1)	19,765	18,756
Gross profit	32,393	31,337
Operating expenses:
Sales and marketing (1)	14,604	15,304
Research and development (1)	10,503	11,073
General and administrative (1)	8,585	8,259
Restructuring charges	40	327
Acquisition-related and other	261	176
Amortization of acquired intangible assets	309	309
Total operating expenses	34,302	35,448
Operating loss	(1,909)	(4,111)
Total other expense, net	(283)	(859)
Loss before income taxes	(2,192)	(4,970)
Income tax expense	124	135
Net loss	$(2,316)	$(5,105)
Other Financial Data:
Adjusted EBITDA (2)	$6,701	$3,914
(1)

Includes stock-based expense as follows:
Cost of revenue	$567	$344
Sales and marketing	1,067	580
Research and development	1,080	1,053
General and administrative	2,108	1,967

(2)    See “Key Business Metrics-Adjusted EBITDA” above for a reconciliation of net loss to Adjusted EBITDA.

The following table sets forth our results of operations for the specified periods as a percentage of revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.
Consolidated Statements of Operations Data:

	Three Months Ended July 31,
	2017	2016
Revenue	100.0%	100.0%
Cost of revenue (1)	37.9	37.4
Gross profit	62.1	62.6
Operating expenses:
Sales and marketing (1)	28.0	30.6
Research and development (1)	20.1	22.1
General and administrative (1)	16.5	16.5
Restructuring charges	0.1	0.7
Acquisition-related and other	0.5	0.3
Amortization of acquired intangible assets	0.6	0.6
Total operating expenses	65.8	70.8
Operating loss	(3.7)	(8.2)
Total other expense, net	(0.5)	(1.7)
Loss before income taxes	(4.2)	(9.9)
Income tax expense	0.2	0.3
Net loss	(4.4)%	(10.2)%
Other Financial Data:
Adjusted EBITDA	12.8%	7.8%
(1) Includes stock-based expense as follows:
Cost of revenue	1.1%	0.7%
Sales and marketing	2.0%	1.2%
Research and development	2.1%	2.1%
General and administrative	4.0%	3.9%
Comparison of the Three Months Ended July 31, 2017 and 2016
Revenue

	Three Months Ended July 31,
	2017	2016	% Change
	(dollars in thousands)
Revenue	$52,158	$50,093	4.1%
Our revenue increased $2.1 million, or 4.1%, for the three months ended July 31, 2017 compared to the three months ended July 31, 2016. The increase in revenue consisted of a $1.5 million, or 3.1%, increase in SaaS revenue and a $0.6 million, or 23.4%, increase in Advertising revenue.
The $1.5 million increase in SaaS revenue, consisted primarily of a $2.2 million increase in revenue from professional and managed services, partially offset by a decrease in revenue from annual SaaS subscription fees.
Advertising revenue increased $0.6 million due to increased demand for our shopper advertising solutions driven by campaigns for new clients and growth in expenditures from existing clients.

Cost of Revenue and Gross Profit Percentage

	Three Months Ended July 31,
	2017	2016	% Change
	(dollars in thousands)
Cost of revenue	$19,765	$18,756	5.4%
Gross profit	32,393	31,337	3.4
Gross profit percentage	62.1%	62.6%
Cost of revenue increased $1.0 million, or 5.4%, for the three months ended July 31, 2017 compared to the three months ended July 31, 2016. The increase in cost of revenue was primarily due to a $0.5 million increase in personnel-related costs as a result of increased headcount and a $0.5 million increase in consulting and other corporate expenses.
Operating Expenses

	Three Months Ended July 31,
	2017		2016
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Sales and marketing	$14,604	28.0%	$15,304	30.6%	(4.6)%
Research and development	10,503	20.1	11,073	22.1	(5.1)
General and administrative	8,585	16.5	8,259	16.5	3.9
Restructuring charges	40	0.1	327	0.7	(87.8)
Acquisition-related and other	261	0.5	176	0.3	48.3
Amortization of acquired intangible assets	309	0.6	309	0.6	—
Total operating expenses	$34,302	65.8%	$35,448	70.8%	(3.2)%
Sales and marketing. Sales and marketing expenses decreased by $0.7 million, or 4.6%, for the three months ended July 31, 2017 compared to the same period in 2016 primarily as a result of a $0.6 million decrease in personnel costs related to the Company's April 2017 restructuring activities (see "Restructuring Costs" in the "Overview" section above and Note 6 to our consolidated financial statements for further discussion). In addition, travel related expenses decreased $0.3 million and other corporate expenses decreased $0.3 million compared to the same period in 2016. These increases were partially offset by a $0.5 million increase in stock based compensation expense related to new grants.
Research and development. Research and development expenses decreased by $0.6 million, or 5.1%, for the three months ended July 31, 2017 compared to the same period in 2016 primarily as a result of decreased personnel-related expenses resulting from restructuring related headcount reductions (see "Restructuring Costs" in the "Overview" section above and Note 6 to our consolidated financial statements for further discussion).
General and administrative. General and administrative expenses increased $0.3 million, or 3.9%, for the three months ended July 31, 2017 compared to the same period in 2016 primarily as a result of a reduction in bad debt recovery.
Restructuring charges. Restructuring charges for the three months end July 31, 2017 consisted of severance and related costs related to the Company's restructuring activities initiated during the fourth quarter of fiscal 2017. The Company does not anticipate incurring any further charges related to this restructuring. The $0.3 million in restructuring cost incurred during the three months ended July 31, 2016 consisted of severance and related costs related to the Company's restructuring activities initiated during the fourth quarter of fiscal 2016.These restructuring activities were completed during the second quarter of fiscal 2017. See Note 6, Restructuring Charges, to the Consolidated Financial Statements for further discussion regarding our restructuring activities.
Acquisition-related and other. Acquisition-related and other consists primarily of legal and other advisory expenditures incurred to comply with our ongoing obligations from the divestiture of PowerReviews and other legal expenditures.
Amortization of acquired intangibles. Amortization for acquired intangible assets remained constant at $0.3 million for the three months ended July 31, 2017 and 2016. Amortization of acquired intangible assets represents amortization of acquired customer relationship intangible assets from FeedMagnet and Longboard Media.

Other Expense, Net

	Three Months Ended July 31,
	2017		2016
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Interest income	$86	0.2%	$142	0.3%	(39.4)%
Interest expense	(394)	(0.7)	(489)	(1.0)	(19.4)
Other income (expense)	25	—	(512)	(1.0)	(104.9)
Total other expense, net	$(283)	(0.5)%	$(859)	(1.7)%	(67.1)%
Total other expense, net, decreased by $0.6 million for the three months ended July 31, 2017 compared to the same period in 2016 primarily as a result of a $0.4 million decrease in losses on transactions in foreign currencies, net of foreign currency hedges and a decrease in interest expense on our revolving credit facility due to the reduction of the balance outstanding.
Income Tax Expense

	Three Months Ended July 31,
	2017		2016
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Income tax expense	$124	0.2%	$135	0.3%	(8.1)%
Income tax expense remained constant during the three months ended July 31, 2017 compared to the same period in 2016.

Liquidity and Capital Resources
Our principal source of liquidity at July 31, 2017 consisted of $84.5 million of cash and cash equivalents and short term investments. Cash and cash equivalents consist of cash, money market funds, commercial paper, corporate bonds and certificates of deposit. Our short-term investments consist of certificates of deposit, municipal bonds, commercial paper, U.S. Treasury notes and bonds that are a guaranteed obligation of the U.S. Government, corporate notes and corporate bonds. As of July 31, 2017, the amount of cash and cash equivalents held by foreign subsidiaries was $8.5 million. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
On July 18, 2007, the Company entered into a loan and security agreement with Comerica Bank which was most recently amended and restated on November 21, 2014. The Amended and Restated Credit Facility (the “Credit Facility”) provides for a secured, revolving line of credit of up to $70.0 million, with a sublimit of $3.0 million for the incurrence of swingline loans and a sublimit of $15.0 million for the issuance of letters of credit. Availability under the Credit Facility was $33.1 million as of July 31, 2017. The Company had letters of credit outstanding of $9.9 million as of July 31, 2017. The Credit Facility expires on November 21, 2017 with all advances immediately due and payable. During the three months ended July 31, 2017, the Company paid $5.0 million on the balance outstanding under its Credit Facility, reducing the Company's outstanding debt to $27.0 million.
Subsequent to July 31, 2017 the Company paid $5.0 million on the balance outstanding under its Credit Facility, reducing the Company's outstanding debt to $22.0 million.
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
Days sales outstanding (“DSO”) is calculated by dividing period end accounts receivable by average daily sales for the fiscal quarter. DSO was 86 days for the three months ended July 31, 2017 compared to 70 days for the three months ended July 31, 2016. Accounts receivable increased primarily as a result of an increase in the mix of annual and semi-annual billings during the three months ended July 31, 2017.
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
The following table summarizes our cash flows for the periods indicated (including cash flows from discontinued operations):

	Three Months Ended July 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$272	$129
Net cash used in investing activities	(1,172)	(441)
Net cash provided by (used in) financing activities	(4,887)	395
Net Cash Provided by Operating Activities
Net cash provided by operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of clients using our platforms and the amount and timing of client payments.
For the three months ended July 31, 2017, operating activities provided $0.3 million of cash after changes in our operating assets and liabilities, offsetting a net loss of $2.3 million. The net loss included non-cash depreciation and amortization of $3.5 million, non-cash stock-based expense of $4.8 million and other non-cash items of $0.1 million. Cash decreased $5.8 million as a result of a $4.5 million increase in operating assets and a $1.3 million decrease in operating liabilities. The $4.5 million increase in operating assets was primarily related to an increase in accounts receivable due to an increase in annual and semi-annual billings.
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
For the three months ended July 31, 2017, investing activities used $1.2 million, which was primarily the result of $17.1 million in purchases of short term investments and $2.3 million in purchases of property, equipment and capitalized internal-use software development costs, which includes $0.5 million in leasehold improvements related to our new New York office. These activities were partially offset by proceeds from maturities of short-term investments of $18.2 million.

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
For the three months ended July 31, 2017, financing activities used $4.9 million related to a $5.0 million payment made on the balance outstanding under the Company's Credit Facility partially offset by net contributions to the Company's Employee Stock Purchase Plan of $0.1 million.
For the three months ended July 31, 2016, financing activities provided $0.4 million due to proceeds from contributions of $0.2 million to our Employee Stock Purchase Plan and proceeds of $0.2 million from the exercise of options to purchase our common stock.
Contractual Obligations and Commitments
There have been no material changes to the contractual obligations table included in our Annual Report on Form 10-K for the year ended April 30, 2017 filed with the SEC on June 16, 2017 except those related to principal debt obligations and other contractual commitments.
The following table summarizes our contractual obligations as of July 31, 2017 for principal debt obligations and other contractual commitments:

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Principal debt obligations	27,000	27,000	—	—	—
Other contractual commitments (1)	20,264	11,369	8,650	245	—
Total	$47,264	$38,369	$8,650	$245	$—

(1)
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

Critical Accounting Policies and the Use of Estimates
Preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017, filed on June 16, 2017 describe the significant accounting estimates and policies used in the preparation of our condensed consolidated financial statements. Actual results in these areas could differ from management’s estimates. During the three months ended July 31, 2017, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017, filed on June 16, 2017.

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
We assess the market risk of changes in foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings of a hypothetical 10% change in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The effect of an immediate 10% adverse change in exchange rates on foreign currency denominated monetary assets and liabilities, principally accounts receivable and intercompany balances, as of July 31, 2017, would be immaterial.
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
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2017. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2017.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended July 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended April 30, 2017. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. Except for the risk factor below, there have been no material changes from the risk factors previously disclosed in the Company's Form 10-K for the year ended April 30, 2017.
We expect our revenue mix to vary over time, which can affect our gross margin and operating results.
Revenue generated from our non-recurring services, including our professional and managed services, as well as revenue generated from fees charged to advertisers, may fluctuate due to factors both within and outside of our control.  We expect our mix of non-recurring and recurring revenues to vary over time due to a number of factors, including the seasonal nature of both our subscription bookings and related renewals, customer preferences for campaign-based solutions, as well as the seasonality in our advertising business. Our gross margins and operating results can be affected by such changes in revenue mix and costs. In addition, because there is less predictability and certainty in the timing and amount of revenues generated by our non-recurring services, our results of operations and financial condition could be materially adversely affected by the timing and amount of our non-recurring revenues.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 6.	Exhibits
The below Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation, as currently in effect	S-1	333-176506	3.1	August 26, 2011
3.2*	Amended and Restated Bylaws of Bazaarvoice, Inc. (as amended by the amendment to the Bylaws approved by the Board of Directors of Bazaarvoice, Inc. on August 31, 2017)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

BAZAARVOICE, INC.

Dated: September 7, 2017	/s/ James R. Offerdahl
James R. Offerdahl
Chief Financial Officer
(Principal Financial Officer)