Form 10-Q
period 2017-10-31
Bazaarvoice Inc
filed 2017-11-28
CIK 1330421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of November 27, 2017 was 86,066,350.

Bazaarvoice, Inc.

Bazaarvoice, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except shares and per share data)
(unaudited)

	October 31, 2017	April 30, 2017
Assets
Current assets:
Cash and cash equivalents	$51,988	$52,494
Short-term investments	13,224	38,689
Accounts receivable, net of allowance for doubtful accounts of $1,058 and $1,260 as of October 31, 2017 and April 30, 2017, respectively	41,424	43,713
Prepaid expenses and other current assets	6,261	7,619
Total current assets	112,897	142,515
Property, equipment and capitalized internal-use software development costs, net	28,964	28,358
Goodwill	139,155	139,155
Acquired intangible assets, net	6,772	7,717
Other non-current assets	4,582	4,210
Total assets	$292,370	$321,955
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,596	$4,310
Accrued expenses and other current liabilities	16,408	20,602
Revolving line of credit	—	32,000
Deferred revenue	68,259	69,656
Total current liabilities	89,263	126,568
Long-term liabilities:
Deferred revenue less current portion	1,467	2,540
Other liabilities, long-term	7,169	6,542
Total liabilities	97,899	135,650
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock – $0.0001 par value; 150,000,000 shares authorized, 86,252,850 shares issued and 86,052,850 shares outstanding as of October 31, 2017; 150,000,000 shares authorized, 84,487,847 shares issued and 84,287,847 shares outstanding at April 30, 2017	8	8
Treasury stock, at cost – 200,000 shares as of October 31, 2017 and April 30, 2017	—	—
Additional paid-in capital	466,305	455,755
Accumulated other comprehensive loss	(1,369)	(1,682)
Accumulated deficit	(270,473)	(267,776)
Total stockholders’ equity	194,471	186,305
Total liabilities and stockholders’ equity	$292,370	$321,955

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except net loss per share data)
(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
Revenue	$53,409	$50,408	$105,567	$100,501
Cost of revenue	19,565	18,855	39,330	37,611
Gross profit	33,844	31,553	66,237	62,890
Operating expenses:
Sales and marketing	14,245	15,819	28,849	31,123
Research and development	10,055	9,959	20,558	21,032
General and administrative	8,013	8,051	16,598	16,310
Restructuring charges	16	767	56	1,094
Acquisition-related and other	478	120	739	296
Amortization of acquired intangible assets	310	310	619	619
Total operating expenses	33,117	35,026	67,419	70,474
Operating income (loss)	727	(3,473)	(1,182)	(7,584)
Other income (expense), net:
Interest income	56	153	142	295
Interest expense	(252)	(459)	(646)	(948)
Other income (expense)	(366)	(263)	(341)	(775)
Total other expense, net	(562)	(569)	(845)	(1,428)
Income (loss) before income taxes	165	(4,042)	(2,027)	(9,012)
Income tax expense	220	92	344	227
Net loss	$(55)	$(4,134)	$(2,371)	$(9,239)
Net loss per share:
Basic and diluted loss per share	$0.00	$(0.05)	$(0.03)	$(0.11)
Basic and diluted weighted average number of shares outstanding	85,630	82,930	85,147	82,572

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
Net loss	$(55)	$(4,134)	$(2,371)	$(9,239)
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustment	9	(488)	292	(1,126)
Unrealized gain (loss) on investments	35	(1)	21	(2)
Total other comprehensive gain (loss), net of tax	44	(489)	313	(1,128)
Comprehensive loss	$(11)	$(4,623)	$(2,058)	$(10,367)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at April 30, 2017	84,488	$8	(200)	$—	$455,755	$(1,682)	$(267,776)	$186,305
Cumulative effect adjustment for adoption of Accounting Standards Update 2016-09	—	—	—	—	326	—	(326)	—
Stock-based expense	—	—	—	—	9,649	—	—	9,649
Issuance of restricted stock awards	21	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	126	—	—	—	462	—	—	462
Vested restricted stock units converted to shares	1,535	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(174)	—	—	—	(825)	—	—	(825)
Shares issued under employee stock plans	257	—	—	—	938	—	—	938
Change in foreign currency translation adjustment	—	—	—	—	—	292	—	292
Change in unrealized loss on investments	—	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	—	(2,371)	(2,371)
Balance at October 31, 2017	86,253	$8	(200)	$—	$466,305	$(1,369)	$(270,473)	$194,471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Bazaarvoice, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended October 31,
	2017	2016
Operating activities:
Net loss	$(2,371)	$(9,239)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	7,076	7,110
Stock-based expense	9,349	8,183
Bad debt expense (recovery)	207	(243)
Amortization of deferred financing costs	137	118
Loss on sublease	—	501
Other non-cash expense	(33)	(127)
Changes in operating assets and liabilities:
Accounts receivable	2,083	2,345
Prepaid expenses and other current assets	1,335	(514)
Other non-current assets	(341)	958
Accounts payable	83	(2,404)
Accrued expenses and other current liabilities	(5,125)	(4,569)
Deferred revenue	(2,470)	(88)
Other liabilities, long-term	(123)	(312)
Net cash provided by operating activities	9,807	1,719
Investing activities:
Purchases of property, equipment and capitalized internal-use software development costs	(4,595)	(4,873)
Purchases of short-term investments	(20,215)	(15,040)
Proceeds from maturities of short-term investments	20,814	23,880
Proceeds from sale of short-term investments	24,847	—
Net cash provided by investing activities	20,851	3,967
Financing activities:
Proceeds from employee stock compensation plans	582	724
Payments on revolving line of credit	(32,000)	(5,000)
Net cash used in financing activities	(31,418)	(4,276)
Effect of exchange rate fluctuations on cash and cash equivalents	254	(946)
Net change in cash and cash equivalents	(506)	464
Cash and cash equivalents at beginning of period	52,494	43,963
Cash and cash equivalents at end of period	$51,988	$44,427
Supplemental disclosure of non-cash investing and financing activities:
Purchase of fixed assets recorded in accounts payable and accrued expenses	$964	$85
Purchase of leasehold improvements funded by tenant improvement allowance	$925	$—
Capitalized stock-based compensation	$300	$246

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
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with GAAP, as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for interim financial information and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results of operations, financial position, changes in stockholders’ equity and cash flows. The results of operations for the three and six months ended October 31, 2017 are not necessarily indicative of results that may be expected for the fiscal year ending April 30, 2018 or any other period.

Foreign Currency Translation
The U.S. dollar is the reporting currency for all periods presented. The functional currency of the Company’s foreign subsidiaries is generally the local currency. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average rate during the period. Equity transactions are translated using historical exchange rates. Adjustments resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive gain (loss). Foreign currency transaction gains and losses are included in net loss for the period. Foreign currency losses, net of hedge gains, were immaterial for the three and six month periods ended October 31, 2017 and 2016.
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
The Company does not use financial instruments for trading or speculative purposes. The Company recognizes all derivative instruments on the balance sheet at fair value, and its derivative instruments are generally short-term in duration. Derivative contracts were not material as of October 31, 2017 and April 30, 2017. The Company is exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.
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
The valuation techniques used to determine the fair value of our financial instruments having Level 2 inputs are valued using unadjusted, non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models. Our procedures include controls to ensure that appropriate fair values are recorded by a review of the valuation methods and assumptions. The Company did not hold any cash equivalents, restricted cash or short-term investments categorized as Level 3 as of October 31, 2017 or April 30, 2017.
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
The Company tests goodwill for impairment by estimating and comparing the fair value of the Company's single reporting unit to its carrying value as of that date. The Company estimates fair value of its single reporting unit using a market approach, which includes consideration of the Company's market capitalization. If the fair value of the Company's single reporting unit is less than its carrying value the Company records an impairment charge based on the excess of the reporting units carrying amount over its fair value.

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
No single client accounted for 10% or more of accounts receivable as of October 31, 2017 or April 30, 2017. No single client accounted for 10% or more of total revenue for the three and six months ended October 31, 2017 or 2016.
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
The Company generates revenue primarily from sales of the following services:
Software as a Service (“SaaS”) Revenue:
SaaS revenue includes subscription fees from clients accessing the Company’s cloud-based social commerce solutions and application services pursuant to service agreements that typically vary in length from one to three years. Subscription and support revenue is recognized ratably over the term of the related agreement commencing upon the later of the agreement start date or when all revenue recognition criteria have been met. The client does not have the right to take possession of the software supporting the application service at any time, nor do the arrangements contain general rights of return.
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
As required by the new standard, the Company now recognizes excess tax effects from share-based awards as a component of provision for income taxes in our statement of operations when awards vest or are settled. Upon adoption, we recorded a deferred tax asset of $12.7 million to reflect, on a modified retrospective basis, the previously unrecognized excess tax benefits; however, the deferred tax asset was fully offset by a valuation allowance, resulting in no impact to our consolidated financial statements. In our statement of cash flows, excess tax benefits are no longer separately classified as financing activities. This change was made prospectively beginning in the first quarter of fiscal year 2018 and had no impact our statement of cash flows during the six month period ended October 31, 2017.
The Company also elected to account for forfeitures as they occur; therefore, share-based compensation expense for the six months ended October 31, 2017 has been calculated based on actual forfeitures in our consolidated statement of operations, rather than our previous approach which was net of estimated forfeitures. The cumulative-effect adjustment of this change on a modified retrospective basis was a $0.3 million increase to the opening balances of accumulated deficit and additional paid in capital.
Simplifying the Accounting for Goodwill Impairment

In January 2017, the FASB issued Accounting Standards Update 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment,” (“ASU 2017-04”), which removes step two of the two-step quantitative goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be calculated as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted, and applied prospectively. The Company early adopted ASU 2017-04 in the second quarter of fiscal year 2018 and as such, the Company will use the simplified test in its annual fourth quarter 2018 testing. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued Accounting Standards Update 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," (“ASU 2016-15”) to clarify and provide specific guidance on eight cash flow classification issues that are not addressed by current GAAP and thereby reduce the current diversity in practice. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and requires retrospective adoption. The Company early adopted ASU 2016-15 in the second quarter of fiscal 2018. The adoption of this standard did not have an impact on the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements
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
Statement of Cash Flows (Topic 230): Restricted Cash
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force (ASU 2016-18), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of these updates on its financial statements.
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

The Company has reviewed other new accounting pronouncements that were issued as of October 31, 2017 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.

3. Fair Value of Financial Assets and Liabilities
The following table summarizes the Company’s cash and cash equivalents as of October 31, 2017 and April 30, 2017 (in thousands):

	October 31, 2017	April 30, 2017
Demand deposit accounts	$50,211	$46,164
Money market funds	178	3,532
Commercial paper	1,399	2,798
U.S. government agency debt securities	200	—
Total cash and cash equivalents	$51,988	$52,494
The following table summarizes the Company’s short-term investments as of October 31, 2017 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$2,410	$—	$—	$2,410
Commercial paper	2,268	—	—	2,268
U.S. government agency debt securities	5,248	—	(6)	5,242
Corporate debt securities	3,307	—	(3)	3,304
Total short-term investments	$13,233	$—	$(9)	$13,224
The following table summarizes the Company’s short-term investments as of April 30, 2017 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$1,930	$—	$—	$1,930
Commercial paper	4,206	—	—	4,206
U.S. Treasury securities	8,705	—	(5)	8,700
U.S. government agency debt securities	16,733	—	(15)	16,718
Corporate debt securities	7,144	—	(9)	7,135
Total short-term investments	$38,718	$—	$(29)	$38,689
Realized and unrealized gains and losses on short-term investments were not material for the three and six months ended October 31, 2017 and 2016. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other-than-temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline, as well as the intent and ability to hold, or plans to sell, the investment. There have been no impairment charges recognized related to short-term investments for the three and six months ended October 31, 2017 and 2016.
Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties. We may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisitions, even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months as current assets in the accompanying condensed consolidated balance sheets. All of the Company's available-for-sale securities had contractual maturity dates of less than one year from October 31, 2017, as of the balance sheet date.

The following table summarizes the fair value of the Company’s financial assets and liabilities that were measured on a recurring basis as of October 31, 2017 and April 30, 2017 (in thousands):

	Fair Value Measurements at October 31, 2017				Fair Value Measurements at April 30, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$178	$—	$—	$178	$3,532	$—	$—	$3,532
Commercial paper	—	1,399	—	1,399	—	2,798	—	2,798
U.S. government agency securities	200	—	—	200	—	—	—	—
Total cash equivalents	378	1,399	—	1,777	3,532	2,798	—	6,330
Short-term investments:
Certificates of deposit	—	2,410	—	2,410	—	1,930	—	1,930
Commercial paper	—	2,268	—	2,268	—	4,206	—	4,206
U.S. Treasury securities	—	—	—	—	8,700	—	—	8,700
U.S. government agency securities	5,242	—	—	5,242	16,718	—	—	16,718
Corporate debt securities	—	3,304	—	3,304	—	7,135	—	7,135
Total short-term investments	5,242	7,982	—	13,224	25,418	13,271	—	38,689
Total assets	$5,620	$9,381	$—	$15,001	$28,950	$16,069	$—	$45,019
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

4. Acquired Intangible Assets, net
Acquired intangible assets, net, as of October 31, 2017 and April 30, 2017 are as follows (in thousands):

	October 31, 2017			April 30, 2017
	Gross Fair Value	Accumulated Amortization	Net Book Value	Gross Fair Value	Accumulated Amortization	Net Book Value
Customer relationships	$11,835	$(6,013)	$5,822	$11,835	$(5,395)	$6,440
Developed technology	3,265	(2,315)	950	3,265	(1,988)	1,277
Total	$15,100	$(8,328)	$6,772	$15,100	$(7,383)	$7,717
The amortization of customer relationships is recorded as amortization expense and the amortization for developed technology is amortized to cost of revenue.
The following table presents our estimate of future amortization expense for definite-lived intangible assets (in thousands):

Fiscal period:	Amount
Remaining six months of fiscal year 2018	$945
Fiscal year 2019	1,856
Fiscal year 2020	1,130
Fiscal year 2021	1,130
Fiscal year 2022	1,130
Thereafter	581
Total	$6,772

5. Income Taxes
The Company computes its interim provision for income taxes by applying the estimated annual effective tax rate to income from operations and adjusts the provision for discrete tax items occurring in the period. For all periods presented, the Company was in a domestic net operating loss position, as such all income tax expenses incurred during the periods presented relate to foreign and state jurisdictions. The Company’s effective tax rate for the three months ended October 31, 2017 was an expense of 133.3 percent compared to an expense of 2.3 percent for the three months ended October 31, 2016. The Company’s effective tax rate for the six months ended October 31, 2017 was an expense of 17.0% compared to an expense of 2.5% for the six months ended October 31, 2016. The effective tax rate for the three and six months ended October 31, 2017 increased compared to the same periods in 2016 as a result of an increase in projected alternative minimum tax in the US for fiscal 2018 and discrete foreign withholding tax items booked during the three and six month periods ended October 31, 2017. The tax expense for the three and six months ended October 31, 2016 was primarily attributable to estimated foreign and state income tax expense as the Company was in a net tax loss position in the US.

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
The Company recorded pre-tax charges of approximately $0.8 million and $1.1 million related to the fiscal 2016 restructuring during the three and six month periods ended October 31, 2016, respectively. The Company recorded cumulative charges of $2.7 million through fiscal year 2017 related to the fiscal 2016 restructuring and does not expect to record any additional charges related to this restructuring.
Fiscal 2017 Restructuring

In April 2017, the Company reduced its advertising sales expenses to better align with the Company's growth expectations and reduced organization layers to streamline operations. Costs associated with these restructuring activities consisted of severance and related costs. Pre-tax charges related to the fiscal 2017 restructuring were $0.0 million and $0.1 million for the three and six month periods ended October 31, 2017, respectively. The Company recorded charges of $1.2 million through October 31, 2017 related to the fiscal 2017 restructuring and does not expect to record any additional charges related to this restructuring.
The Company's restructuring activities for the six months ended October 31, 2017 and 2016 are summarized as follows (in thousands):

	Workforce Reduction	Excess Facilities	Total

Balance at April 30, 2016	$497	$546	$1,043
Restructuring charges	459	635	1,094
Payments	(929)	(837)	(1,766)
Balance at October 31, 2016	$27	$344	$371

Balance at April 30, 2017	$1,108	$299	$1,407
Restructuring charges	56	—	56
Payments	(1,164)	(27)	(1,191)
Non-cash settlements of restructuring charges	—	(46)	(46)
Balance at October 31, 2017	$—	$226	$226
All fiscal 2016 restructuring activity included in the table above relates to the Company's fiscal 2016 restructuring as discussed above. As of April 30, 2017 all accrued workforce reduction costs relate to the Company's fiscal 2017 restructuring and all accrued excess facilities costs relate to the Company's fiscal 2016 restructuring. Expenses recorded related to these restructuring activities are included in the "Restructuring charges" line item in our consolidated statement of operations.

7. Debt
Credit Facility
On July 18, 2007, the Company entered into a loan and security agreement with Comerica Bank which was most recently amended and restated on November 21, 2014. The Amended and Restated Credit Facility (the “Credit Facility”) provides for a secured, revolving line of credit of up to $70.0 million, with a sublimit of $3.0 million for the incurrence of swingline loans and a sublimit of $15.0 million for the issuance of letters of credit. Borrowings under the Credit Facility are collateralized by substantially all assets of the Company and of its U.S. subsidiaries. The revolving line of credit bears interest at the adjusted LIBOR rate plus 3.5%. Availability under the Credit Facility was $60.1 million as of October 31, 2017. The Company had letters of credit outstanding of $9.9 million as of October 31, 2017. The Credit Facility expires on November 21, 2017 with all advances immediately due and payable. The Company was in compliance with all covenants contained in the Credit Facility as of October 31, 2017.
The Company incurred $0.7 million of fees in connection with the Amended and Restated Credit Facility which were capitalized and are being amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the Credit Facility.
During the three months ended October 31, 2017 the Company paid $27.0 million on its Credit Facility, reducing the Company's outstanding debt to $0.0 million. The carrying value of the Company's debt approximates its fair value.
The Credit Facility expired on November 21, 2017. Upon expiration of the Credit Facility the Company's $9.9 million in letters of credit outstanding will be collateralized by cash and cash equivalents, which will be reported as restricted cash on the Company's consolidated balance sheet beginning in the third quarter of fiscal 2018.

8. Net Loss Per Share
The following table sets forth the computations of net loss per share applicable to common stockholders for the three and six months ended October 31, 2017 and 2016, respectively (in thousands, except net loss per share data):

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
Net loss	$(55)	$(4,134)	$(2,371)	$(9,239)
Basic and diluted loss per share	$0.00	$(0.05)	$(0.03)	$(0.11)
Basic and diluted weighted average number of shares outstanding	85,630	82,930	85,147	82,572
Potentially dilutive securities (1):
Outstanding stock options	504	363	496	236
Restricted shares	1,002	826	1,423	440

(1)	The impact of potentially dilutive securities on earnings per share is anti-dilutive in a period of net loss.

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

Other Commitments
The Company has contractual obligations for third-party technology used in the Company's solutions and for other services the Company purchases as part of normal operations. In certain cases, these arrangements require a minimum annual purchase commitment. As of October 31, 2017, the remaining aggregate minimum purchase commitment under these arrangements was approximately $17.5 million through fiscal year 2020.

10. Subsequent Events
Merger Agreement
On November 26, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BV Parent, LLC (“Parent”), and BV Merger Sub, Inc., a wholly owned subsidiary of Parent (“Merger Subsidiary”), providing for the merger of Merger Subsidiary with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Subsidiary were formed by affiliates of private equity investment firm Marlin Equity Partners (“Marlin Equity”).
Subject to certain exceptions, at the effective time of the Merger (the “Effective Time”), (i) each share of the Company's common stock issued and outstanding as of immediately prior to the Effective Time will be canceled and cease to exist and automatically converted into the right to receive cash in an amount equal to $5.50, without interest (the “Per Share Price”), (ii) outstanding vested stock options will be canceled and converted into the right to receive the Per Share Price less the applicable exercise price per share and applicable withholding taxes, and (iii) other than with respect to certain members of the Company’s management team, (A) 30% of in-the-money unvested stock options will vest in full and be converted into the right to receive the Per Share Price less the applicable exercise price per share and applicable withholding taxes, (B) 70% of in-the-money unvested stock options will be converted into the right to receive the Per Share Price less the applicable exercise price per share and applicable withholding taxes, payable based on the underlying vesting schedule, (C) 30% of unvested restricted stock units (“RSUs”) will vest in full and be converted into the right to receive the Per Share Price less applicable withholding taxes and (D) 70% of unvested RSUs will be converted into the right to receive the Per Share Price less applicable withholding taxes, payable based on the underlying vesting schedule.
Consummation of the Merger is subject to customary closing conditions, including, without limitation, the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approval by the Company's stockholders.
The Merger Agreement contains certain termination rights for the Company and Parent. Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay Parent a termination fee of $18.3 million. Upon termination of the Merger Agreement under other specified circumstances, Parent will be required to pay the Company a termination fee of $26.1 million.

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
Factors or risks that could cause our actual results to differ materially from the results we anticipate include, but are not limited to:

•	expectations regarding our proposed acquisition by Marlin Equity Partners;

•	our ability to develop and launch new products and the market's acceptance of such new products;

•	our ability to retain and sell additional solutions to clients and satisfy their obligations and needs;

•	our ability to maintain pricing for our products and services;

•	our ability to attract new clients and launch without delays;

•	our ability to increase adoption of our platforms by our clients’ internal and external users;

•	our ability to protect our users’ information and adequately address security and privacy concerns;

•	our ability to maintain an adequate rate of growth and control expenses;

•	our ability to effectively execute and adapt our business model in a dynamic market;

•	our ability to reduce our cost structure and improve operating efficiencies;

•	our future expenses;

•	our ability to expand our network;

•	our ability to integrate clients, employees and operations of acquired companies into our business;

•	our ability to earn revenue on ads served based on data accumulated from our network;

•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;

•
our plan to continue investing in long-term growth and research and development, enhancing our platforms and pursuing strategic acquisitions of complementary businesses and technologies to drive future growth;

•	our ability to increase engagement of our solutions by new and existing clients, partners and professional organizations and launch those solutions without delay;

•	our anticipated trends of our operating metrics and financial and operating results;

•	the effects of increased competition and commoditization of products we offer, including pricing pressure, reduced profitability or loss of market share;

•	our ability to maintain profit margins on our products;

•	our ability to maintain our mix of recurring revenue versus non-recurring revenue;

•	our ability to successfully enter new markets and sell our products internationally;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	changes in accounting standards;

•	the impact of the Department of Justice stipulation regarding PowerReviews on our business;

•	the attraction and retention of qualified employees and key personnel;

•	our expectations regarding the outcome of litigation proceedings; and

•	other risk factors included under “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2017 and our Quarterly Reports on Form 10-Q.

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
For the three and six months ended October 31, 2017, through the continued enhancement and expansion of our social commerce solutions, we achieved continued growth in our number of active SaaS clients (as defined in “Key Business Metrics” below), which increased 11.9% to 1,580 compared to our active client base as of October 31, 2016. Our revenue was $53.4 million and $105.6 million for the three and six month periods ended October 31, 2017, which represent 6.0% and 5.0% increases from the three and six month periods ended October 31, 2016, respectively. Our net loss was $0.1 million and $2.4 million for the three and six month periods ended October 31, 2017, respectively, compared to net losses of $4.1 million and $9.2 million during the three and six month periods ended October 31, 2016, respectively.
As of October 31, 2017, we had 776 full-time employees compared to 764 full-time employees as of the same date last year. During the first quarter of fiscal 2018 we updated our definition of full-time employees to exclude temporary contractors. All prior year amounts have been updated to conform to the current definition.
Governance Changes
On September 27, 2017, Bazaarvoice, Inc. (the “Company”) entered into an Agreement (the “Agreement”) with Viex Capital Advisors, LLC and certain of its affiliates named therein (collectively, “Viex”), which beneficially own approximately 3.7% of the outstanding common stock of the Company. As a result of the Agreement, the following matters were submitted to a vote of security holders, and approved, at our 2017 annual meeting of stockholders on November 9, 2017:

•	The election of Craig Barbarosh as a Class III director; and

•	The amendment to our certificate of incorporation to provide for annual election of all board members beginning with our 2018 annual meeting.
Pending Merger
On November 26, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BV Parent, LLC (“Parent”), and BV Merger Sub, Inc., a wholly owned subsidiary of Parent (“Merger Subsidiary”), providing for the merger of Merger Subsidiary with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Subsidiary were formed by affiliates of private equity investment firm Marlin Equity Partners (“Marlin Equity”).

Subject to certain exceptions, at the effective time of the Merger (the “Effective Time”), (i) each share of our common stock issued and outstanding as of immediately prior to the Effective Time will be canceled and cease to exist and automatically converted into the right to receive cash in an amount equal to $5.50, without interest (the “Per Share Price”), (ii) outstanding vested stock options will be canceled and converted into the right to receive the Per Share Price less the applicable exercise price per share and applicable withholding taxes, and (iii) other than with respect to certain members of our management team, (A) 30% of in-the-money unvested stock options will vest in full and be converted into the right to receive the Per Share Price less the applicable exercise price per share and applicable withholding taxes, (B) 70% of in-the-money unvested stock options will be converted into the right to receive the Per Share Price less the applicable exercise price per share and applicable withholding taxes, payable by the Company based on the underlying vesting schedule, (C) 30% of unvested restricted stock units (“RSUs”) will vest in full and be converted into the right to receive the Per Share Price less applicable withholding taxes and (D) 70% of unvested RSUs will be converted into the right to receive the Per Share Price less applicable withholding taxes, payable based on the underlying vesting schedule.
Parent and Merger Subsidiary have secured committed financing, consisting of, as of November 26, 2017, a combination of equity to be provided by investment funds affiliated with Marlin Equity, and debt financing from Golub Capital Markets LLC, the aggregate proceeds of which will be sufficient for Parent and Merger Subsidiary to pay the aggregate merger consideration and all related fees and expenses. Parent and Merger Subsidiary have committed to use their reasonable best efforts to obtain the debt financing on the terms and conditions described in the debt commitment letter entered into as of November 26, 2017. The transaction is not subject to a financing condition.
Consummation of the Merger is subject to customary closing conditions, including, without limitation, the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approval by our stockholders.
We have made representations and warranties in the Merger Agreement and have agreed to covenants regarding the operation of our business prior to the Effective Time. We are also subject to restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, with customary exceptions for superior proposals.
The Merger Agreement contains certain termination rights for us and Parent. Upon termination of the Merger Agreement under specified circumstances, we will be required to pay Parent a termination fee of $18.3 million. Upon termination of the Merger Agreement under other specified circumstances, Parent will be required to pay us a termination fee of $26.1 million. In addition to the foregoing termination rights, and subject to certain limitations, (i) we or Parent may terminate the Merger Agreement if the Merger is not consummated by May 26, 2018 and (ii) we and Parent may mutually agree to terminate the Merger Agreement. In addition, we will be required to reimburse Parent for up to $2.0 million of its expenses associated with the transaction if the Merger Agreement is terminated because we breach our representations, warranties or covenants in a manner that would cause the related closing conditions to not be met.
Marlin Equity has provided us with a limited guarantee with respect to its obligations under the Merger Agreement (the “Limited Guarantee). The Limited Guarantee guarantees the payment of the termination fee payable by Parent and certain indemnification and reimbursement obligations that may be owed by Parent to us pursuant to the Merger Agreement. The Merger Agreement also generally provides that either party may specifically enforce the other party’s obligations under the Merger Agreement, provided that we may only cause Parent to close the transaction if certain conditions are satisfied, including the funding or availability of the Parent's debt financing.
The Merger Agreement contains representations and warranties by each of Parent, Merger Subsidiary and us. These representations and warranties were made solely for the benefit of the parties to the Merger Agreement and:

•	should not be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	may have been qualified in the Merger Agreement by disclosures that were made to the other party in connection with the negotiation of the Merger Agreement;

•	may apply contractual standards of “materiality” that are different from “materiality” under applicable securities laws; and

•	were made only as of the date of the Merger Agreement or such other date or dates as may be specified in the Merger Agreement.
The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of such agreement attached as an exhibit to our Current Report on Form 8-K filed with the SEC on November 27, 2017.

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
	(in thousands, except number of clients and client retention rate)
Revenue:
SaaS and related services	$50,530	$48,121	$99,853	$95,920
Advertising (previously referred to as media)	2,879	2,287	5,714	4,581
Total revenue	$53,409	$50,408	$105,567	$100,501
Cash flow provided by operations	$9,535	$1,590	$9,807	$1,719
Number of active SaaS clients (period end)	1,580	1,412	1,580	1,412
Active SaaS client retention rate (1)	96.5%	95.2%	92.3%	90.4%
Total revenue per employee (2)	$69.4	$66.9	$137.9	$133.0
Adjusted EBTIDA	$9,296	$5,160	15,997	9,074
(1)Calculated based on active SaaS client retention over a three and six month period.
(2)Calculated based on the average number of full-time employees for the three and six month period. During the first quarter of fiscal 2018 we updated our definition of full-time employees to exclude temporary contractors. All prior year amounts have been updated to conform to the current definition.
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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;

•	Adjusted EBITDA does not reflect cash requirements for income taxes and the cash impact of other income; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
The following table presents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
GAAP net loss	$(55)	$(4,134)	$(2,371)	$(9,239)
Stock-based expense	4,527	4,239	9,349	8,183
Depreciation and amortization	3,589	3,532	7,076	7,110
Restructuring charges	16	767	56	1,094
Acquisition-related and other expense	478	120	739	296
Other stock-related benefit (1)	(41)	(25)	(41)	(25)
Income tax expense	220	92	344	227
Total other expense, net	562	569	845	1,428
Adjusted EBITDA	$9,296	$5,160	$15,997	$9,074

(1)
Other stock-related benefit represents estimated liabilities for taxes and related items in connection with the treatment of certain equity grants. Since the estimated liability directly relates to equity grants and as stock-based expenses are consistently excluded from the non-GAAP financial measures, the Company excluded these estimated liabilities. During the three months ended October 31, 2016, the Company recorded a benefit of $0.5 million due to a reduction in previously recorded estimated tax liabilities that have exceeded the statute of limitations. This benefit was partially offset by a $0.5 million liability related to estimated employer contributions the Company expects to make on behalf of its employees related to 401(k) deferrals on employee stock-based compensation. During the three and six months ended October 31, 2017, the Company recorded a benefit of $41 thousand due to a reduction in previously recorded estimated tax liabilities that have exceeded the statute of limitations.

Key Components of Our Condensed Consolidated Statements of Operations
Revenue
We generate revenue principally from fixed commitment subscription contracts under which we provide clients with various services, including access to our hosted software platforms, as well as professional and managed services fees associated with providing expert services that educate and assist clients on the best use of our SaaS solutions and assist in the implementation of these solutions. For agreements with multiple elements, we evaluate each element in the arrangement to determine whether it represents a separate unit of accounting and recognize the allocated revenue for each unit of accounting over the respective service period. We sell these services under contractual agreements for service terms that are generally one to three years in length. Clients typically commit to fixed rate fees for the service term. Any billings that do not meet the revenue recognition criteria are recorded as deferred revenue on our balance sheet. We invoice clients on varying billing cycles, including annually, quarterly and monthly; therefore, our deferred revenue balance does not represent the total contract value of our non-cancelable subscription agreements. Fees payable under these agreements are generally due in full within 30 to 90 days of invoicing and are non-refundable regardless of the actual use of the services and contain no general rights of return. No single client accounted for more than 10% of our revenue for the three and six months ended October 31, 2017 and 2016.
Future SaaS revenue growth will be dependent upon our ability to sell new subscription while limiting the adverse impact of competitive pressures on revenue per client and client retention. Future revenue growth may be impacted by lower revenue growth from subscription services.

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
Sales and marketing. Sales and marketing expenses consist primarily of personnel costs for our sales, marketing and business development employees and executives, including salaries, benefits, stock-based expense, bonuses and commissions earned by our sales personnel. Sales and marketing also includes non-personnel costs such as professional fees, an allocation of our general overhead expenses and the costs of our marketing and brand awareness programs. Our marketing programs include our Client Summits, regional user groups, corporate communications, public relations and other brand building and product marketing expenses. We expense sales commissions when a client contract is executed. We plan to continue investing in sales and marketing by focusing our marketing efforts on direct sales support and pipeline generation, which we believe will enable us to add new clients and increase penetration within our existing client base. For fiscal 2018, we expect sales and marketing expense to decrease year over year as a percentage of revenue compared to fiscal 2017 partially as a result of the restructuring activities we committed to in April 2017 as described in 'Restructuring charges' below. Sales and marketing expense is expected to continue to be our largest operating expense for the foreseeable future. Sales and Marketing expenses are expected to remain lower as a percentage of revenue for the remainder of fiscal 2018 compared to fiscal 2017 partially as a result of restructuring activities initiated in April 2017 as discussed in Note 6 to the our condensed consolidated financial statements.
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
General and administrative. General and administrative expenses consist primarily of personnel costs, including salaries, benefits, stock-based expense and bonuses for our administrative, legal, human resources, finance, accounting and information technology employees and executives. Also included are non-personnel costs, such as travel-related expenses, professional fees, bad debt expense and other corporate expenses, along with an allocation of our general overhead expenses. We will continue to incur incremental costs to meet the increased compliance requirements associated with being a public company. Those costs include increases in our accounting and legal personnel, additional consulting, legal, audit and tax fees, insurance costs, board of directors’ compensation and the costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act. General and administrative expenses as a percentage of revenue are expected to remain constant for fiscal 2018 compared to fiscal 2017.
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
Acquisition-related and other. Acquisition-related and other expenses consist of ongoing costs to comply with our obligations resulting from the divestiture of the PowerReviews business. Included in “acquisition-related and other expenses” are legal, advisory fees for the U.S. Department of Justice suit related to our acquisition of PowerReviews and legal fees incurred related to the Agreement with Viex and pending merger as discussed in the overview section above.
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

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Revenue	$53,409	$50,408	$105,567	$100,501
Cost of revenue (1)	19,565	18,855	39,330	37,611
Gross profit	33,844	31,553	66,237	62,890
Operating expenses:
Sales and marketing (1)	14,245	15,819	28,849	31,123
Research and development (1)	10,055	9,959	20,558	21,032
General and administrative (1)	8,013	8,051	16,598	16,310
Restructuring charges	16	767	56	1,094
Acquisition-related and other	478	120	739	296
Amortization of acquired intangible assets	310	310	619	619
Total operating expenses	33,117	35,026	67,419	70,474
Operating loss	727	(3,473)	(1,182)	(7,584)
Total other expense, net	(562)	(569)	(845)	(1,428)
Loss before income taxes	165	(4,042)	(2,027)	(9,012)
Income tax expense	220	92	344	227
Net loss	$(55)	$(4,134)	$(2,371)	$(9,239)
Other Financial Data:
Adjusted EBITDA (2)	$9,296	$5,160	$15,997	$9,074
(1)

Includes stock-based expense as follows:
Cost of revenue	$618	$486	$1,185	$830
Sales and marketing	970	843	2,037	1,423
Research and development	1,083	907	2,163	1,960
General and administrative	1,856	2,003	3,964	3,970

(2)    See “Key Business Metrics-Adjusted EBITDA” above for a reconciliation of net loss to Adjusted EBITDA.

The following table sets forth our results of operations for the specified periods as a percentage of revenue. The period-to-period comparisons of results are not necessarily indicative of results for future periods.
Consolidated Statements of Operations Data:

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue (1)	36.6	37.4	37.3	37.4
Gross profit	63.4	62.6	62.7	62.6
Operating expenses:
Sales and marketing (1)	26.7	31.4	27.3	31.0
Research and development (1)	18.8	19.8	19.5	20.9
General and administrative (1)	15.0	16.0	15.7	16.2
Restructuring charges	—	1.5	0.1	1.1
Acquisition-related and other	1.0	0.3	0.6	0.4
Amortization of acquired intangible assets	0.6	0.6	0.6	0.6
Total operating expenses	62.1	69.6	63.8	70.2
Operating income (loss)	1.3	(7.0)	(1.1)	(7.6)
Total other expense, net	(1.0)	(1.1)	(0.8)	(1.4)
Income (loss) before income taxes	0.3	(8.1)	(1.9)	(9.0)
Income tax expense	0.4	0.2	0.3	0.2
Net loss	(0.1)%	(8.3)%	(2.2)%	(9.2)%
Other Financial Data:
Adjusted EBITDA	17.4%	10.2%	15.2%	9.0%
(1) Includes stock-based expense as follows:
Cost of revenue	1.2%	1.0%	1.1%	0.8%
Sales and marketing	1.8%	1.7%	1.9%	1.4%
Research and development	2.0%	1.8%	2.0%	2.0%
General and administrative	3.5%	4.0%	3.8%	4.0%
Comparison of the Three Months Ended October 31, 2017 and 2016
Revenue

	Three Months Ended October 31,
	2017	2016	% Change
	(dollars in thousands)
Revenue	$53,409	$50,408	6.0%
Our revenue increased $3.0 million, or 6.0%, for the three months ended October 31, 2017 compared to the three months ended October 31, 2016. The increase in revenue consisted of a $2.4 million, or 5.0%, increase in SaaS revenue and a $0.6 million, or 25.9%, increase in Advertising revenue.
The $2.4 million increase in SaaS revenue, consisted primarily of a $3.0 million increase in revenue from professional and managed services, which includes an increase in recurring service fees of $1.1 million, partially offset by a decrease in revenue from SaaS subscription fees.
Advertising revenue increased $0.6 million due primarily to increased demand for our shopper advertising solutions driven by campaigns for new clients and growth in purchases from existing clients.

Cost of Revenue and Gross Profit Percentage

	Three Months Ended October 31,
	2017	2016	% Change
	(dollars in thousands)
Cost of revenue	$19,565	$18,855	3.8%
Gross profit	33,844	31,553	7.3
Gross profit percentage	63.4%	62.6%
Cost of revenue increased $0.7 million, or 3.8%, for the three months ended October 31, 2017 compared to the three months ended October 31, 2016. The increase in cost of revenue was primarily due to a $0.9 million increase in personnel-related costs as a result of increased headcount, partially offset by lower web-hosting services as a result of a favorable sales tax ruling in the fourth quarter of fiscal 2017.
Operating Expenses

	Three Months Ended October 31,
	2017		2016
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Sales and marketing	$14,245	26.7%	$15,819	31.4%	(10.0)%
Research and development	10,055	18.8	9,959	19.8	1.0
General and administrative	8,013	15.0	8,051	16.0	(0.5)
Restructuring charges	16	—	767	1.5	(97.9)
Acquisition-related and other	478	1.0	120	0.3	298.3
Amortization of acquired intangible assets	310	0.6	310	0.6	—
Total operating expenses	$33,117	62.1%	$35,026	69.6%	(5.5)%
Sales and marketing. Sales and marketing expenses decreased by $1.6 million, or 10.0%, for the three months ended October 31, 2017 compared to the same period in 2016 primarily as a result of a $1.1 million decrease in personnel costs related to the Company's April 2017 restructuring activities (see "Restructuring Costs" in the "Overview" section above and Note 6 to our consolidated financial statements for further discussion). In addition, travel related expenses, professional fees and other corporate expenses decreased a combined $0.5 million compared to the same period in 2016.
Research and development. Research and development expenses remained constant at $10.0 million for the three months ended October 31, 2017 compared to the same period in 2016.
General and administrative. General and administrative expenses remained constant at $8.0 million for the three months ended October 31, 2017 compared to the same period in 2016.
Restructuring charges. Restructuring charges for the three months ended October 31, 2017 consisted of severance and related costs related to the Company's restructuring activities initiated during the fourth quarter of fiscal 2017. The Company does not anticipate incurring any further charges related to this restructuring. The $0.8 million in restructuring cost incurred during the three months ended October 31, 2016 consisted primarily of a loss on sub-lease of our San Francisco office related to the Company's restructuring activities initiated during the fourth quarter of fiscal 2016.These restructuring activities were completed during the second quarter of fiscal 2017. See Note 6, Restructuring Charges, to the Consolidated Financial Statements for further discussion regarding our restructuring activities.
Acquisition-related and other. Acquisition-related and other consists primarily of legal and other advisory expenditures incurred to comply with our ongoing obligations from the divestiture of PowerReviews and other legal expenditures. Other expenditures increased $0.3 million during the three month period ended October 31, 2017 compared to the same period in 2016 primarily as a result of increased legal fees related to the Agreement with Viex and pending merger as discussed in the overview section above.
Amortization of acquired intangibles. Amortization for acquired intangible assets remained constant at $0.3 million for the three months ended October 31, 2017 and 2016. Amortization of acquired intangible assets represents amortization of acquired customer relationship intangible assets from FeedMagnet and Longboard Media.

Other Expense, Net

	Three Months Ended October 31,
	2017		2016
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Interest income	$56	0.1%	$153	0.3%	(63.4)%
Interest expense	(252)	(0.5)	(459)	(0.9)	(45.1)
Other expense	(366)	(0.6)	(263)	(0.5)	39.2
Total other expense, net	$(562)	(1.0)%	$(569)	(1.1)%	(1.2)%
Total other expense, net, remained constant at $0.6 million for the three months ended October 31, 2017 compared to the same period in 2016. Interest expense decreased during the three month period ended October 31, 2017 as a result of the repayment of all debt outstanding under the Company's revolver in September 2017.
Income Tax Expense

	Three Months Ended October 31,
	2017		2016
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Income tax expense	$220	0.4%	$92	0.2%	139.1%
Income tax expense increased slightly during the three months ended October 31, 2017 compared to the same period in 2016 due to an increase in projected alternative minimum tax in the US for fiscal 2018 and discrete foreign withholding tax items booked during the three month period ended October 31, 2017.

Comparison of the Six Months Ended October 31, 2017 and 2016
Revenue

	Six Months Ended October 31,
	2017	2016	% Change
	(dollars in thousands)
Revenue	$105,567	$100,501	5.0%
Our revenue increased by $5.1 million, or 5.0%, for the six months ended October 31, 2017 compared to the six months ended October 31, 2016. The increase in revenue consisted of a $3.9 million, or 4.1%, increase in SaaS revenue and a $1.2 million, or 24.7%, increase in Advertising revenue.
The $3.9 million increase in SaaS revenue, consisted primarily of a $5.2 million increase in revenue from professional and managed services, which includes an increase in recurring service fees of $1.9 million, partially offset by a decrease in revenue from SaaS subscription fees.
Advertising revenue increased $1.2 million due to increased demand for our shopper advertising solutions driven by campaigns for new clients and growth in purchases from existing clients.

Cost of Revenue and Gross Profit Percentage

	Six Months Ended October 31,
	2017	2016	% Change
	(dollars in thousands)
Cost of revenue	$39,330	$37,611	4.6%
Gross profit	66,237	62,890	5.3
Gross profit percentage	62.7%	62.6%
Cost of revenue increased $1.7 million, or 4.6%, for the six months ended October 31, 2017 compared to the six months ended October 31, 2016. The increase in cost of revenue was primarily due to an increase in personnel-related costs of $1.8 million resulting from increased headcount and $0.3 million in increased corporate expenses. These increases were partially offset by lower web-hosting services as a result of a favorable sales tax ruling in the fourth quarter of fiscal 2017.
Operating Expenses

	Six Months Ended October 31,
	2017		2016
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Sales and marketing	28,849	27.3%	31,123	31.0%	(7.3)%
Research and development	20,558	19.5%	21,032	20.9%	(2.3)
General and administrative	16,598	15.7%	16,310	16.2%	1.8
Restructuring charges	56	0.1%	1,094	1.1%	(94.9)
Acquisition-related and other	739	0.6%	296	0.4%	149.7
Amortization of acquired intangible assets	619	0.6%	619	0.6%	—
Total operating expenses	$67,419	63.8%	$70,474	70.2%	(4.3)%
Sales and marketing. Sales and marketing expenses decreased by $2.3 million, or 7.3%, for the six months ended October 31, 2017 compared to the same period in 2016. The decrease in sales and marketing expenses is primarily related to a $1.3 million decrease in personnel costs related to the Company's April 2017 restructuring activities (see "Restructuring Costs" in the "Overview" section above and Note 6 to our consolidated financial statements for further discussion). In addition, commissions expense decreased $0.7 million as a result of lower bookings in EMEA, travel related expenses decreased $0.5 million and other corporate expenses decreased $0.4 million. These decreases were partially offset by $0.6 million in increased stock based compensation due to due to increased grants issued in fiscal 2017 and the first quarter of fiscal 2018.
Research and development. Research and development expenses decreased by $0.5 million, or 2.3%, for the six months ended October 31, 2017 compared to the same period in 2016 as a result of decreased personnel-related expenses of $0.8 million due to lower average salaries related to the backfilling of open R&D positions previously located in our corporate headquarters in our new office in Belfast, Ireland and the Company's fiscal 2017 restructuring activities. See Note 6 to the Consolidated Financial Statements. These decreases were partially offset by an increase in non-capitalized internal costs as a result of a decrease in work performed on capitalizable projects in fiscal 2018.
General and administrative. General and administrative expenses increased $0.3 million, or 1.8%, for the six months ended October 31, 2017 compared to the same period in 2016 primarily as a result of a $0.5 million increase in bad debt expense, partially offset by lower professional service expenses.
Restructuring charges. Restructuring charges for the six months end October 31, 2017 consisted of severance and related costs related to the Company's restructuring activities initiated during the fourth quarter of fiscal 2017. The Company does not anticipate incurring any further charges related to this restructuring. The $1.1 million in restructuring cost incurred during the six months ended October 31, 2016 consisted of a $0.7 million loss on the sub-lease of our San Francisco office and $0.4 million in severance and other personnel costs related to the Company's restructuring activities initiated during the fourth quarter of fiscal 2016.These restructuring activities were completed during the second quarter of fiscal 2017. See Note 6, Restructuring Charges, to the Consolidated Financial Statements for further discussion regarding our restructuring activities.
Acquisition-related and other. Acquisition-related and other consists primarily of legal and other advisory expenditures incurred to comply with our ongoing obligations from the divestiture of PowerReviews. These costs continue to decrease as our remaining obligations from the divestiture wind down. Other expenditures increased $0.3 million during the six month period ended October 31, 2017 compared to the same period in 2016 primarily as a result of increased legal fees related to the Agreement with Viex and pending merger as discussed in the overview section above.
Amortization of acquired intangibles. Amortization for acquired intangible assets stayed relatively constant at $0.6 million during the six months ended October 31, 2017 and 2016. Amortization of acquired intangible assets represents amortization of acquired customer relationship intangible assets from FeedMagnet and Longboard Media.
Other Expense, Net

	Six Months Ended October 31,
	2017		2016
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Interest income	$142	0.1%	$295	0.2%	(51.9)%
Interest expense	(646)	(0.6)%	(948)	(0.9)%	(31.9)
Other expense	(341)	(0.3)%	(775)	(0.7)%	(56.0)
Total other expense, net	$(845)	(0.8)%	$(1,428)	(1.4)%	(40.8)%
Total other expense, net, decreased by $0.6 million for the six months ended October 31, 2017 compared to the same period in 2016 primarily as a result of a $0.3 million decrease in losses on transactions in foreign currencies, net of foreign currency hedges, and a $0.3 million decrease in interest expense due to the payoff of the Company's revolving line of credit during the six months ended October 31, 2017.
Income Tax Expense

	Six Months Ended October 31,
	2017		2016
	Amount	% of Revenue	Amount	% of Revenue	% Change
	(dollars in thousands)
Income tax expense	$344	0.3%	$227	0.2%	51.5%
Income tax expense increased by $0.1 million during the six months ended October 31, 2017 compared to the same period in 2016 due to an increase in projected alternative minimum tax in the US for fiscal 2018 and discrete foreign withholding tax items booked during the six month period ended October 31, 2017.

Liquidity and Capital Resources
Our principal source of liquidity at October 31, 2017 consisted of $65.2 million of cash and cash equivalents and short term investments. Cash and cash equivalents consist of cash, money market funds, commercial paper and government agency securities. Our short-term investments consist of certificates of deposits, commercial paper, U.S. Treasury notes and and government agency securities that are a guaranteed obligation of the U.S. Government, corporate notes and corporate bonds. As of October 31, 2017, the amount of cash and cash equivalents held by foreign subsidiaries was $7.4 million. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
On July 18, 2007, the Company entered into a loan and security agreement with Comerica Bank which was most recently amended and restated on November 21, 2014. The Amended and Restated Credit Facility (the “Credit Facility”) provides for a secured, revolving line of credit of up to $70.0 million, with a sublimit of $3.0 million for the incurrence of swingline loans and a sublimit of $15.0 million for the issuance of letters of credit. Availability under the Credit Facility was $60.1 million as of October 31, 2017. The Company had letters of credit outstanding of $9.9 million as of October 31, 2017. The Credit Facility expired on November 21, 2017 with all advances immediately due and payable. During the six months ended October 31, 2017, the Company paid $32.0 million on the balance outstanding under its Credit Facility, reducing the Company's outstanding debt to $0.0.
Our principal needs for liquidity include working capital requirements to fund our operations, capital expenditures, repaying our outstanding revolving line of credit and acquisitions. While our Credit Facility expired on November, 21 2017, we believe that our available resources are sufficient to fund our liquidity requirements for at least the next 12 months. Upon expiration of our Credit Facility our $9.9 million in letters of credit outstanding will be collateralized by cash and cash equivalents, which will be reported as restricted cash on our consolidated balance sheet beginning in the third quarter of fiscal 2018.
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
Days sales outstanding (“DSO”) is calculated by dividing period end accounts receivable by average daily sales for the fiscal quarter. DSO was 71 days for the three months ended October 31, 2017 compared to 68 days for the three months ended October 31, 2016.
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
The following table summarizes our cash flows for the periods indicated (including cash flows from discontinued operations):

	Six Months Ended October 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$9,807	$1,719
Net cash provided by investing activities	20,851	3,967
Net cash used in financing activities	(31,418)	(4,276)
Net Cash Provided by Operating Activities
Net cash provided by operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of clients using our platforms and the amount and timing of client payments.
For the six months ended October 31, 2017, operating activities provided $9.8 million of cash after changes in our operating assets and liabilities, offsetting a net loss of $2.4 million. The net loss included non-cash depreciation and amortization of $7.1 million, non-cash stock-based expense of $9.3 million and other non-cash items of $0.3 million. Cash decreased $4.5 million as a result of a $7.6 million decrease in operating liabilities offset by a $3.1 million decrease in operating assets. The $7.6 million decrease in operating liabilities was primarily related to a $5.1 million decrease in accrued expenses and other current liabilities and a $2.5 million decrease in deferred revenue due to decreased billings related to timing. The $3.1 million decrease in operating assets was primarily related to decreases in accounts receivable as a result of decreased billings related to timing.
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
For the six months ended October 31, 2017, investing activities provided $20.9 million, which was primarily the result of $24.9 million in proceeds from the sale of short-term investments and $20.8 million in proceeds from maturities of short-term investments, partially offset by $20.2 million in purchases of short term investments and $4.6 million in purchases of property, equipment and capitalized internal-use software development costs, which includes $0.5 million in leasehold improvements related to our new New York office.
For the six months ended October 31, 2016, investing activities provided $4.0 million, which was primarily the result of proceeds from maturities of short term investments of $23.9 million, partially offset by $15.0 million in purchases of short term investments and $5.0 million in purchases of property, equipment and capitalized internal-use software development costs.
Net Cash Used in Financing Activities
Our financing activities have consisted primarily of borrowings under our line of credit, net proceeds from the issuance of common stock and proceeds from the exercises of options to purchase common stock.
For the six months ended October 31, 2017, financing activities used $31.4 million related to the $32.0 million paydown of the entire outstanding balance on the Company's Credit Facility partially offset by net contributions to the Company's Employee Stock Purchase Plan of $0.6 million.
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
The following table summarizes our contractual obligations as of October 31, 2017 for principal debt obligations and other contractual commitments:

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Principal debt obligations (1)	—	—	—	—	—
Other contractual commitments (2)	17,519	11,440	6,079	—	—
Total	$17,519	$11,440	$6,079	$—	$—

(1)
During the six months ended October 31, 2017, the Company paid $32.0 million on the balance outstanding under its Credit Facility, which expired on November 21, 2017, reducing the Company's outstanding debt to $0.0.

(2)
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

Critical Accounting Policies and the Use of Estimates
Preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017, filed on June 16, 2017 describe the significant accounting estimates and policies used in the preparation of our condensed consolidated financial statements. Actual results in these areas could differ from management’s estimates. During the six months ended October 31, 2017, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017, filed on June 16, 2017.

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
We assess the market risk of changes in foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings of a hypothetical 10% change in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The effect of an immediate 10% adverse change in exchange rates on foreign currency denominated monetary assets and liabilities, principally accounts receivable and intercompany balances, as of October 31, 2017, would be immaterial.
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
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2017. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2017.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended October 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
If the Merger contemplated by the Merger Agreement does not occur, it could have a material adverse effect on our business, results of operations, financial condition and stock price.
On November 26, 2017, we agreed to merge with a subsidiary of Marlin Equity Partners. Completion of the proposed Merger is subject to the satisfaction of various conditions, including the receipt of approvals from our stockholders and from government or regulatory agencies. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.
The proposed Merger gives rise to inherent risks that include:

•	if the Merger is not completed, the share price of our common stock will change to the extent that the current market price of our stock reflects an assumption that the Merger will be completed;

•
the amount of the cash to be paid under the Merger agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

•
legal or regulatory proceedings, including regulatory approvals from governmental entities (including any conditions, limitations or restrictions placed on these approvals) and the risk that one or more governmental entities may delay or deny approval, or other matters that affect the timing or ability to complete the transaction as contemplated;

•	the ability of Marlin Equity Partners and their affiliates to obtain the necessary funds to complete the Merger;

•	the possibility of disruption to our business, including increased costs and diversion of management time and resources;

•	difficulties maintaining business and operational relationships, including relationships with clients, vendors, suppliers, distributors, resellers and other business partners;

•	the inability to attract and retain key personnel pending consummation of the proposed Merger;

•	potential stockholder litigation relating to the Merger could prevent or delay the Merger or otherwise negatively impact our business and operations;

•	the inability to pursue alternative business opportunities or make changes to our business pending the completion of the proposed Merger;

•	the requirement to pay a termination fee of $18.3 million if we terminate the Merger Agreement under certain circumstances;

•	developments beyond our control including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the proposed Merger; and

•
the risk that if the proposed Merger is not completed, the market price of our common stock could decline, investor confidence could decline, stockholder litigation could be brought against us, relationships with clients, suppliers and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the proposed Merger.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Exhibits
The below Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Bazaarvoice, Inc.	S-1	333-176506	3.1	August 26, 2011
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bazaarvoice, Inc.	8-K	001-35433	3.1	November 9, 2017
3.3*	Amended and Restated Bylaws of Bazaarvoice, Inc. (as amended by the amendment to the Bylaws approved by the Board of Directors of Bazaarvoice, Inc. on November 9, 2017)
10.1	Agreement dated as of September 27, 2017, between Bazaarvoice, Inc. and Viex GP, LLC, General Partner, Viex GP, LLC, Viex Capital Advisors, LLC, Viex Opportunities Fund, LP-Series One and Eric Singer	8-K	001-35433	10.1	October 2, 2017
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

BAZAARVOICE, INC.

Dated: November 28, 2017	/s/ James R. Offerdahl
James R. Offerdahl
Chief Financial Officer
(Principal Financial Officer)